Form 10QSB
period 1996-12-31
PROFILE TECHNOLOGIES INC
filed 1997-03-26
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996

Commission file number 0-21151


                           PROFILE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                     91-1418002
-------------------------------                      -----------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)


1077 Northern Blvd., Manhasset, NY                          11576
---------------------------------------                    --------
(Address of principal executive offices)                  (Zip Code)


                                  516-365-1909
                            -------------------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No
                                                              -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     There were 4,212,600 shares of common stock issued and outstanding on March 10, 1997.

Transitional Small Business Disclosure Format
(Check one):

Yes        No   X
    -----     -----


Item 1.  Financial Statements


                           PROFILE TECHNOLOGIES, INC.
                       (Formerly Pipeline Profiles, Ltd.)
                        (A Development Stage Enterprise)

                            Condensed Balance Sheets
======================================================================================
                                                             December 31,     June 30,
                                                                1996           1996
--------------------------------------------------------------------------------------
                                    Assets                   (unaudited)
                                    ------


Current assets:
     Cash and cash equivalents                                $ 25,077       212,689
     Contract work in progress                                  30,000          --
     Prepaid expenses                                              530           249
                                                              ----------------------
        Total current assets                                    55,607       212,938

Property and equipment, net                                     24,487        34,443
Patents                                                        118,813       118,361
Deferred offering costs                                        127,499        95,864
                                                              ----------------------
                                                              $326,406       461,606
                                                              ======================

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
     Accounts payable - stockholder                              2,500        14,654
     Accounts payable                                            2,535         4,540
     Accrued liabilities                                        63,673        52,699
     Accrued wages                                              15,750          --
                                                              ----------------------
        Total current liabilities                               84,458        71,893
                                                              ----------------------

Stockholders' equity:
     Common stock, $0.001 par value
     Authorized 10,000,000 shares; issued                        3,213         3,213
     and outstanding 3,212,600 shares at
     December 31, 1996 and  June 30,1996
     Additional paid-in capital                              2,343,508     1,784,354
     Deficit accumulated during the development stage       (2,104,773)   (1,397,854)
                                                             -----------------------
        Total stockholders' equity                             241,948       389,713


------------------------------------------------------------------------------------
                                                              $326,406       461,606
====================================================================================

See accompanying notes to condensed financial statements.



                                     PROFILE TECHNOLOGIES, INC.
                                 (Formerly Pipeline Profiles, Ltd.)
                                  (A Development Stage Enterprise)

                                 Condensed Statements of Operations
                                            (unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                                        Period from
                                                        July 1, 1988
                                                       (inception)            Three months ended              Six months ended
                                                         through                  December 31                    December 31
                                                        December 31,         ---------------------           -------------------
                                                            1996             1996             1995           1996           1995
----------------------------------------------------------------------------------------------------------------------------------
Revenues - testing services and research and        $     462,189              -             21,500         30,000         37,500
     development fees
                                                    -------------------------------------------------------------------------------

Costs and expenses:
     Research and development                           1,203,616           51,573           39,233         118,166        84,267
     General and administrative                           516,374           34,811           37,018          60,941        60,874
     Excess of fair market value over exercise            350,000           50,000              -            50,000           -
         price of extended and assigned
         existing common stock purchase
         warrants
     Fair value of common stock purchase                  509,154          509,154              -           509,154           -
         warrants granted to consultants
                                                    -------------------------------------------------------------------------------
              Total costs and expenses                  2,579,144          645,538           76,251         738,261       145,141
                                                    -------------------------------------------------------------------------------
              Loss from operations                     (2,116,955)        (645,538)         (54,751)       (708,261)     (107,641)
                                                    -------------------------------------------------------------------------------

Interest income                                            12,082              287              940           1,342         2,055
Other income                                                  100              -                -               -             -
                                                    -------------------------------------------------------------------------------
              Net loss                              $  (2,104,773)        (645,251)         (53,811)       (706,919)     (105,586)
                                                    -------------------------------------------------------------------------------

Net loss per share                                                       $    (.17)            (.01)           (.19)         (.03)
                                                                         ==========================================================

     Weighted average common and common share                            3,756,350        3,693,683       3,756,350     3,687,017
     equivalents outstanding
===================================================================================================================================



See accompanying notes to condensed financial statements.



                                                           PROFILE TECHNOLOGIES, INC.
                                                       (Formerly Pipeline Profiles, Ltd.)
                                                        (A Development Stage Enterprise)

                                                        Statements of Stockholders' Equity

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Deficit
                                                                                                             accumulated    Total
                                                                          Common stock         Additional    during the    stock-
                                                                  -----------------------        paid-in     development   holders'
                                                                    Shares       Amount          capital       stage       equity
-----------------------------------------------------------------------------------------------------------------------------------
Sale at inception (July 1, 1988), $.0005 per share                1,000,000    $      500          --            --             500
Sale of common stock in July, $.0005 per share                      600,000           300          --            --             300
Sale of common stock in September, $.25 per share                   400,000         1,200        98,800          --         100,000
Net loss                                                               --            --            --         (85,749)      (85,749)
                                                                 ------------------------------------------------------------------
Balances at June 30, 1989                                         2,000,000         2,000        98,800       (85,749)       15,051
Sale of common stock in September, $.25 per share                    80,000            80        19,920          --          20,000
Net loss                                                               --            --            --         (13,683)      (13,683)
                                                                 ------------------------------------------------------------------
Balances at June 30, 1990                                         2,080,000         2,080       118,720       (99,432)       21,368
Sale of common stock in October, $.25 per share                     114,000           114        28,386          --          28,500
Issuance of common stock for services in November,
$.25 per share                                                       40,000            40         9,960          --          10,000
Net loss                                                               --            --            --         (30,593)      (30,593)
                                                                 ------------------------------------------------------------------
Balances at June 30, 1991                                         2,234,000         2,234       157,066      (130,025)       29,275
Sale of common stock in September, $.625 per share                  296,000           296       184,704          --         185,000
Sale of common stock in May, $1.50 share share                      141,268           141       211,761          --         211,902
Net loss                                                               --            --            --        (267,186)     (267,186)
                                                                 ------------------------------------------------------------------
Balances at June 30, 1992                                         2,671,268         2,671       553,531      (397,211)      158,991
Sale of common stock in January, $1.50 per share                     51,000            51        76,449          --          76,500
Net loss                                                               --            --            --        (132,905)     (132,905)
                                                                 ------------------------------------------------------------------
Balances at June 30, 1993                                         2,722,268         2,722       629,980      (530,116)      102,586
Net loss                                                               --            --            --         (13,503)      (13,503)
                                                                 ------------------------------------------------------------------
Balances at June 30, 1994                                         2,722,268         2,722       629,980      (543,619)       89,083
Repurchases of common stock in October                              (16,000)          (16)      (13,984)         --         (14,000)
Sale of common stock in December, $1.75 per share,                  268,332           269       447,196          --         447,465
net of issuance costs of $22,115
Excess of fair value over exercise price of existing                   --            --         210,000          --         210,000
common stock purchase warrants extended in December
Net loss                                                               --            --            --        (453,382)     (453,382)
                                                                 ------------------------------------------------------------------
Balances at June 30, 1995                                         2,974,600         2,975     1,273,192      (997,001)      279,166
Issuance of common stock for services in October,                    20,000            20        19,980          --          20,000
$1.00 per share
Sale of common stock in December-March, $2.00 per                   218,000           218       401,182          --         401,400
share, net of issuance costs of $34,600
Excess of fair value over exercise price of existing                   --            --          90,000          --          90,000
common purchase warrants extended in March
Net loss                                                               --            --            --        (400,853)     (400,853)
                                                                 ------------------------------------------------------------------
Balances at June 30, 1996                                         3,212,600         3,213     1,784,354    (1,397,854)      389,713
Fair value of common stock purchase warrants granted                   --            --         509,154          --         509,154
to consultants (unaudited)
Excess of fair market value over exercise price of                     --            --          50,000          --          50,000
existing common stock purchase warrants assigned
by principal stockholder to others (unaudited)
Net loss (unaudited)                                                   --            --            --        (706,919)     (706,919)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996 (unaudited)                         3,212,600    $    3,213     2,343,508    (2,104,773)      241,948
===================================================================================================================================


See accompanying notes to condensed financial statements.

                                                         PROFILE TECHNOLOGIES, INC.
                                                     (Formerly Pipeline Profiles, Ltd.)
                                                      (A Development Stage Enterprise)

                                                     Condensed Statements of Cash Flows
                                                                 (unaudited)


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Period from
                                                                                 July 1, 1988
                                                                              (inception) through
                                                                                 December 31,             Six months ended
                                                                                                             December 31
                                                                                                    -------------------------------
                                                                                    1996              1996               1995
-----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                       $ (2,104,773)        (706,919)         (105,586)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation and amortization                                                       106,821           10,301            10,495
Services received in exchange for common stock                                       10,000              -                 -
Excess of fair value over exercise price of extended and assigned                   350,000           50,000               -
existing common stock purchase warrants
Fair value of common stock purchase warrents granted to                             509,154          509,154               -
consultants
Changes in assets and liabilities:
Contract work in progress                                                           (30,000)         (30,000)          (12,500)
Accounts receivable - stockholder                                                     2,500          (12,154)              -
Prepaid expenses                                                                       (530)            (281)           (1,504)
Accounts payable                                                                      2,535           (2,005)             (624)
Accrued liabilities                                                                  63,673           10,974           (21,558)
Accrued wages                                                                        15,750           15,750           (11,555)
                                                                               ----------------------------------------------------
Net cash used in operating activities                                            (1,074,870)        (155,180)         (142,832)
                                                                               ----------------------------------------------------
Cash flows from financing activities:
Proceeds from issuance of common stock                                            1,471,567              -             180,000
Repurchase of common stock                                                          (14,000)             -                 -
Deferred IPO costs                                                                 (127,499)         (31,635)          (35,516)
Organization costs                                                                   (4,101)             -                 -
                                                                               ----------------------------------------------------
Net cash provided by (used in) financing activities                               1,325,967          (31,635)          144,484
                                                                               ----------------------------------------------------
Cash flows from investing activities:
Patents                                                                             (98,813)            (452)              -
Purchase of property and equipment                                                 (127,207)            (345)           (1,798)
                                                                               ----------------------------------------------------
Net cash used in investing activities                                              (226,020)            (797)           (1,798)
                                                                               ----------------------------------------------------
Increase (decrease) in cash and cash equivalents                                     25,077         (187,612)             (146)
Cash and cash equivalents at beginning of period                                      -              212,689           191,126
                                                                               ----------------------------------------------------
Cash and cash equivalents at end of period                                           25,077           25,077           190,980
                                                                               ----------------------------------------------------
Supplemental disclosure of noncash investing activities - patent costs in      $     20,000              -              20,000
exchange for common stock
===================================================================================================================================


See accompanying notes to condensed financial statements.

                           PROFILE TECHNOLOGIES, INC.
                       (Formerly Pipeline Profiles, Ltd.)
                        (A Development Stage Enterprise)

                    Notes to Condensed Financial Statements

--------------------------------------------------------------------------------

(1) Basis of Presentation

     The unaudited interim condensed financial statements and related notes have been prepared pursuant to the instructions to Form 10QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such instructions. The accompanying condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the registration statement on Form SB-2 filed by the Company under the Securities Act of 1933 in February 1997.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(2) Net Loss Per Share

     Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents include all warrants and stock options which would have a dilutive effect, applying the treasury stock method. Additionally, common and common equivalent shares issued during the twelve months immediately preceding the anticipated date of the Company's initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented, including loss years where the impact of the incremental shares is antidilutive, using the treasury stock method and an initial public offering price of $6 per share.

(3) Event Subsequent to December 31, 1996 - Financing

     On February 18, 1996, the Company closed an initial public offering of 1,000,000 shares of its common stock at a price of $6 per share. Net proceeds to the Company were approximately $5,150,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

GENERAL

     The Company is in the business of developing and commercializing potential processes for the non-destructive, non-invasive testing of both above ground and buried pipeline to evaluate the condition and integrity of the pipeline. The Company believes that the development of its pulse propagation analyzer process and the further refinement of the technology associated therewith has progressed to the point where it believes commercial utilization is feasible in the near term. The Company has not, as of yet, obtained significant revenues from its planned primary source of revenues and has no commercial contracts in place for the use of its process or technology. The goal of the Company has been the establishment of technological feasibility associated with its services to electronically measure corrosion in piping of all kinds. The Company's process identifies areas of corrosion, areas that lack cathodic protection and areas that may have defective coating on both below ground and above ground pipes. The pulse propagation analyzer consists of a computer, software to enhance collection and processing of data, a precision multi-channel pulse generator and a signal analyzer. During fiscal 1996, the Company began to see rapid progress in the development of its technology and its ability to meet the expectations of potential customers. By that time, the Company had begun to accelerate its efforts and expend more resources to develop its technology faster. Thus, expenses and purchases of equipment have been generally increasing at a faster pace than in prior periods. The Company expects these trends to continue as its technological development continues at this accelerated pace. The Company believes that it attained technological feasibility of its process with the completion of its research and development activity in a controlled environment in July of 1996.

     In order for the Company to obtain significant revenues from the use of its technology, the Company must establish a sales and marketing organization that is effective and obtains customers for its pulse propagation analyzer. The Company must also be able to supply and train work crews in sufficient numbers to satisfy the requirements of its customers. From inception through December 31, 1996, the Company incurred losses of $2,104,773 and losses are expected to continue at least through the third quarter of the year ending June 30, 1997; no assurances can be given that losses will not continue thereafter.

RESULTS OF OPERATIONS

Quarter Ended December 31, 1996 Compared to the Quarter Ended December 31, 1995
-------------------------------------------------------------------------------

     The Company has no revenues for the quarter ended December 31, 1996 compared to $21,500 in revenues for the quarter ended December 31, 1995. The loss from operations for the quarter ended December 31, 1996 was $645,538 compared to a loss from operations of $54,751 for the quarter ended December 31, 1995. Of the operating loss of $645,538 for the quarter ended December 31, 1996, $559,154, or 86.6%, of such loss was attributed to noncash, nonrecurring expenses associated with the issuance of new common stock purchase warrants to certain officers, directors or certain outside consultants or to the extension of already issued and outstanding common stock purchase warrants. Research and development expenses increased to $51,573 for the quarter ended December 31, 1996 compared to $39,233 for the quarter ended December 31, 1995. This is indicative of increased expenses associated with an increase in research and development activity. General and administrative expenses decreased slightly to $34,811 for the quarter ended December 31, 1996 from $37,018 for the quarter ended December 31, 1995.

Six Months  Ended  December  31, 1996  Compared to Six Month Ended  December 31,
1995.
--------------------------------------------------------------------------------

     Revenues decreased slightly to $30,000 for the six months ended December 31, 1996 from $37,500 for the six months ended December 31, 1995. Revenues in both six month periods were derived from research and development contracts or demonstration contracts with two large multi-national oil companies. Total costs and expenses for the six months ended December 31, 1996 were $738,261 compared to total costs and expenses of $145,141 for the quarter ended December 31, 1995. Of the total costs and expenses for the quarter ended December 31, 1996, $559,154, or 75.7% were for noncash, nonrecurring charges associated with the issuance or extension of common stock purchase warrants. Without giving effect to such costs and expenses, total costs and expenses for the six months ended December 31, 1996 were $179,107 compared to $145,141 for the six months ended December 31, 1995. This represents an increase of $33,966 or 23.4%. Research and development expenses increased to $118,166 for the six months ended December 31, 1996 from $84,267 for the six months ended December 31, 1995, an increase of $33,899 or 40.2%. The increase is primarily due to an increase in expenses relating to a field demonstration of the Company's technology for a large multi-national oil company in Alaska in September of 1996. General and administrative expenses were generally flat for the six months ended December 31, 1996 ($60,941) compared to the six months ended December 31, 1995 ($60,874).

     Management believes that both revenues and expenses of the Company may increase during the fiscal year ending June 30, 1997 if it is able to secure contracts with customers, of which there is no assurance. The revenues earned by the Company to date principally relate to research and development activities that have been sponsored by large multi-national oil companies and large utilities. These activities included field research and development at such companies' facilities. These activities are likely to continue during the year ending June 30, 1997 and for the foreseeable future. Management is also vigorously working towards obtaining fee for service contracts, which are hoped to be the major source of the Company's revenues. If fee for service contracts are obtained, management expects its expenditures associated with personnel and testing equipment will begin to rise. In addition, as the Company begins to actually provide fee for service work, additional administrative support activities will increase together with related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Revenues for the period from July 1, 1988 (inception) through December 31, 1996, were $462,189 while expenses were $2,579,144, resulting in a loss from operations, since inception, of $2,116,955. Net cash used in operating activities from inception through December 31, 1996 was $1,074,870. Of this amount, $80,649 was spent in the three month period ended December 31, 1996. For the six months ended December 31, 1996, cash used in operations was $155,180. Thus, while the revenues derived from research and development activities funded by multi-national oil companies and major utilities have been indicative of financial support for the Company's efforts to develop its technology, they have not been sufficient to cover expenses. Accordingly, the Company has maintained adequate liquidity and cash reserves through the private placement of its common stock.

Such offerings, from inception through the period ended December 31, 1996, totaled $1,471,567. In December 1994 the Company extended the expiration date on certain Common Stock purchase warrants which, pursuant to the requirements of generally accepted accounting principals, resulted in the recognition of an additional contribution of capital in the amount of $210,000 together with a corresponding charge to compensation expense. Such warrants were further extended in the quarter ended March 31, 1996 and the Company incurred an additional expense of $90,000 in connection therewith. Additional noncash expenses relating to the issuance of new warrants or the extension of previously issued warrants in the amount of $559,154 were incurred in the quarter ended December 31, 1996. These transactions had no effect on aggregate stockholders' equity. The Company did not have difficulty arranging for private placements of its common stock in the past, and these placements provided sufficient liquidity for the Company to operate. Cash flow from investing activity through December 31, 1996 was minimal because of a lack of cash assets. The Company has generally been able to maintain a positive working capital position in between common stock offerings through prudent expense control. At December 31, 1996, the Company had negative working capital of $(28,851) and no long term commitments or material commitments for capital expenditures.

     In February of 1997, the Company completed an initial public offering of its common stock, selling 1,000,000 shares at a price of $6.00 per share. Net offering proceeds of approximately $5,150,000 were realized by the Company from this public offering. Cash flow from investing activities is expected to increase substantially because the Company, pending utilization of the net proceeds in operations, will invest such proceeds in short-term, high grade, interest-bearing instruments. The Company believes that its current capital resources and liquidity are adequate for at least the next twelve months. Other than equipment purchases for field crews if the Company is successful in obtaining commercial contracts, the Company does not have any plans for significant capital expenditures. To date, the Company has only obtained small research and development contracts, the proceeds of which were used to defray a portion of the Company's research and development costs.

RESOURCES

     As of December 31, 1996 the Company did not have any material commitments for capital expenditures. However, it is management's intention to direct the Company's activities towards obtaining fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of the operations may require alternate sources of financing such equipment. The timing of these events is dependent upon the Company's ability to obtain fee for service contracts, which is dependent upon the Company's continuing ability to demonstrate the effectiveness of its technology. The Company believes that its cash position is sufficient to satisfy its operating needs for the next twelve months. Management believes it is well on the way to reaching these milestones, but there can be no assurance that the Company's process will be accepted within any particular time frame, or at all. The Company recently acquired commercial office space in the NewYork City area and is looking for space to carry out research and development activities in Lynden, Washington. The Company will incur increased expenses associated with the leasing of such space. The Company will also incur additional personnel expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts.

                                     PART II

Item 1.  Legal Proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.

              None

     (b) Reports on Form 8-K.

              None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              PROFILE TECHNOLOGIES, INC.
                                                   (Registrant)


Date: March 24, 1997                          /s/  G.L. SCOTT
                                              ---------------------------------
                                              G.L. SCOTT
                                              Chief Executive Officer



                                              /s/  HENRY GEMINO
                                              ---------------------------------
                                              HENRY GEMINO
                                              Secretary-Treasurer
                                              Chief Financial Officer