Form 10QSB
period 1997-03-31
PROFILE TECHNOLOGIES INC
filed 1997-05-15
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1997

Commission file number 0-21151


                           PROFILE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                    91-1418002
-------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)


1077 Northern Blvd., Roslyn, NY                               11576
---------------------------------------                      --------
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

     There were 4,262,600 shares of common stock issued and outstanding on May 9, 1997.

Transitional Small Business Disclosure Format
(Check one):

Yes          No    X
    -----        -----

                           PROFILE TECHNOLOGIES, INC.
                       (Formerly Pipeline Profiles, Ltd.)
                        (A Development Stage Enterprise)

                            Condensed Balance Sheets

--------------------------------------------------------------------------------
                                                    March 31,        June 30,
                                                      1997             1996
--------------------------------------------------------------------------------
                                                  (unaudited)

                                     ASSETS
                                     ------

Current Assets:
   Cash and cash equivalents                       $ 5,122,139          212,689
   Prepaid expenses                                     77,883              249
                                                   -----------      -----------
             Total Current Assets                  $ 5,200,022          212,938

Property and equipment, net                             22,012           34,443
Patents                                                128,813          118,361
Other assets                                             1,950             --
Deferred offering costs                                   --             95,864
                                                   -----------      -----------

                                                   $ 5,352,797          461,606
                                                   -----------      -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Accounts payable - stockholder                        2,500           14,654
   Accounts payable                                      1,406            4,540
   Accrued liabilities                                  64,369           52,699
                                                   -----------      -----------

             Total current liabilities                  68,275           71,893
                                                   -----------      -----------

Stockholders' equity:
Common stock, $0.001 par value
Authorized 10,000,000 share; issued
and outstanding 4,262,600 shares
at March 31, 1997 and 3,212,600
at June 30, 1996                                         4,263            3,213
Additional paid-in capital                           7,521,110        1,784,354
Deficit accumulated during the
 development stage                                  (2,240,851)      (1,397,854)
                                                   -----------      -----------

             Total stockholders' equity              5,284,522          389,713
--------------------------------------------------------------------------------

                                                   $ 5,352,797      $   461,606
--------------------------------------------------------------------------------

See accompanying notes to condensed financial statements




                                                        PROFILE TECHNOLOGIES, INC.
                                                    (Formerly Pipeline Profiles, Ltd.)
                                                     (A Development Stage Enterprise)

                                                     Condensed Statements of Operations
                                                                 (unaudited)

                                                Period from
                                                July 1, 1988
                                            (inception) through        Three months ended              Nine months ended
                                                  March 31,                March 31,                       March 31,
                                                                       -----------------------       ----------------------
                                                    1997                1997            1996           1997            1996
----------------------------------------------------------------------------------------------------------------------------
Revenues - testing services and research
 and development fees                       $      462,189             --                 --          30,000          37,500
                                             -------------------------------------------------------------------------------

Costs and expenses:
   Research and development                      1,259,559              55,943          82,018        174,109        166,285
   General and administrative                      624,854             108,480          36,731        169,421         97,605
   Excess of fair market value over exercise
     price of extended and assigned existing
     common stock purchase warrants                350,000                --            90,000         50,000         90,000

Fair value of common stock purchase warrants
     granted to consultants                        509,154                --              --          509,154           --
                                             -------------------------------------------------------------------------------

               Total costs and expenses          2,743,567            164,423           208,749       902,684        353,890
                                             -------------------------------------------------------------------------------

               Loss from operations             (2,281,378)          (164,423)         (208,749)     (872,684)      (316,390)
                                             --------------------------------------------------------------------------------

Interest Income                                     40,427             28,345             1,645        29,687          3,700
Other Income                                           100               --                 --           --              --
                                             -------------------------------------------------------------------------------

                Net loss                    $   (2,240,851)          (136,078)         (207,104)     (842,997)      (312,690)
                                             -------------------------------------------------------------------------------

Net loss per share                                                  $   (0.03)            (0.06)        (0.20)         (0.08)

Weighted average common and common share
 equivalents outstanding                                            4,214,239          3,756,350    4,214,239      3,756,350
----------------------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed financial statements

                                                                     2





                                              PROFILE TECHNOLOGIES, INC.
                                          (Formerly Pipeline Profiles, Ltd.)
                                           (A Development Stage Enterprise)

                                          Condensed Statements of Cash Flows
                                                      (unaudited)


                                                                         Period from
                                                                        July 1, 1988
                                                                   (inception) through     Nine months ended
                                                                         March 31,              March 31,
                                                                                          ---------------------
                                                                            1997          1997           1996
---------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net loss                                                            $( 2,240,851)    (842,997)      (312,690)
   Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
     Depreciation and amortization                                          111,792       15,272         15,931
     Services rendered in exchange for common stock                          10,000          --             --
     Excess of fair value over exercise price of extended
      and assigned existing common stock purchase warrants                  350,000       50,000         90,000
     Fair value of common stock purchase warrants granted to
      consultants                                                           509,154      509,154            --
     Change in assets and liabilities:
      Contract work in progress                                                --            --         ( 2,500)
      Accounts receivable/payable-stockholder                                 2,500      (12,154)        21,580
      Prepaid expenses                                                   (   77,883)     (77,634)       (   708)
      Security deposits                                                  (    1,950)     ( 1,950)           --
      Accounts payable                                                        1,406      ( 3,134)         1,354
      Accrued liabilities                                                    64,369       11,670        (34,193)
      Accrued wages                                                            --            --         (11,555)
                                                                        ---------------------------------------
               Net cash used in operating activities                     (1,271,463)    (351,773)      (232,781)
                                                                        ---------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of common stock                               6,650,219    5,306,151        401,400
     Repurchase of common stock                                          (   14,000)         --           --
     Deferred IPO costs                                                        --        (31,635)      ( 43,516)
     Organization costs                                                  (    4,101)         --           --
                                                                         --------------------------------------
               Net cash provided by (used in) financing activities        6,632,118    5,274,516        357,884
                                                                         --------------------------------------

Cash flows from investing activities:
     Patents                                                             (  108,813)     (10,452)         --
     Purchase of property and equipment                                  (  129,703)     ( 2,841)      (  6,318)
                                                                         --------------------------------------
               Net cash used in investing activities                     (  238,516)     (13,293)      (  6,318)
                                                                         --------------------------------------

               Increase (decrease) in cash and cash equivalents           5,122,139    5,122,139        118,785

Cash and cash equivalents at beginning of period                                  0      212,689        191,126
                                                                        ---------------------------------------

Cash and cash equivalents at end of period                                5,122,139    5,122,139        309,911
                                                                         --------------------------------------

Supplemental disclosure of noncash financing and investing activities:
     Deferred IPO costs netted against proceeds from issuance of
      common stock                                                          127,499      127,499          --
     Patent costs in exchange for common stock                         $     20,000          --          20,000
---------------------------------------------------------------------------------------------------------------

See accompanying notes to condensed financial statements




                                                  PROFILE TECHNOLOGIES, INC.
                                              (Formerly Pipeline Profiles, Ltd.)
                                               (A Development Stage Enterprise)

                                              Statements of Stockholders' Equity
                                                          (unaudited)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                     Deficit
                                                                                                   accumulated     Total
                                                                                    Additional     during the      stock-
                                                                Common Stock         paid-in       development    holders'
                                                           Shares          Amount    capital         stage        equity
-------------------------------------------------------------------------------------------------------------------------
Sale at inception (July 1, 1988), $.0005 per share       1,000,000        $   500       --                            500
Sale of common stock in July, $.0005 per share             600,000            300       --                            300
Sale of common stock in September, $.25 per share          400,000          1,200     98,800                      100,000
Net loss                                                      --              --        --       ( 85,749)       ( 85,749)
                                                         ----------------------------------------------------------------

Balances at June 30, 1989                                2,000,000          2,000     98,800     ( 85,749)         15,051

Sale of common stock in September, $.25 per share           80,000             80     19,920         --            20,000
Net loss                                                      --               --       --       ( 13,683)       ( 13,683)
                                                         ----------------------------------------------------------------

Balances at June 30, 1990                                2,080,000          2,080    118,720     ( 99,432)         21,368

Sale of common stock in October, $.25 per share            114,000            114     28,386         --            28,500
Issuance of common stock for services in November, $.25
  per share                                                 40,000             40      9,960         --            10,000
Net loss                                                      --               --       --       ( 30,593)        (30,593)
                                                         ----------------------------------------------------------------

Balances at June 30, 1991                                2,234,000          2,234    157,066     (130,025)         29,275

Sale of common stock in September, $.625 per share         296,000            296    184,704         --           185,000
Sale of common stock in May, $1.50 pe share                141,268            141    211,761         --           211,902
Net loss                                                     --                --       --       (267,186)       (267,186)
                                                          ---------------------------------------------------------------

Balances at June 30, 1992                                2,671,268          2,671    553,531     (397,211)        158,991

Sale of common stock in January, $1.50 per share            51,000             51     76,449         --            76,500
Net loss                                                     --                 --      --       (132,905)       (132,905)
                                                         ----------------------------------------------------------------

Balances at June 30, 1993                                2,722,268          2,722    629,980     (530,116)        102,586

Net loss                                                     --                --       --       ( 13,503)       ( 13,503)
                                                         ----------------------------------------------------------------

Balances at June 30, 1994                                2,722,298          2,722    629,980     (543,619)         89,063

Repurchase of common stock in October                    (  16,000)        (   16)  ( 13,984)        --          ( 14,000)
Sale of common stock in December, $1.75 per share,
  net of issuance costs of $22,115                         268,332            269    447,196         --           447,465
Excess of fair value over exercise price of existing
  common stock purchase warrants extended in December          --              --    210,000         --           210,000
Net loss                                                       --              --       --       (453,382)       (453,382)
                                                          ---------------------------------------------------------------

Balance at June 30, 1995                                 2,974,600          2,975  1,273,192     (997,001)        279,166

Issuance of common stock for services in
  October, $1.00 per share                                  20,000             20     19,980         --            20,000
Sale of common stock in December-March, $2.00 per
  share, net of issuance costs of $34,600                  218,000            216    401,182         --           401,400
Excess of fair value over exercise price of
  existing common stock purchase warrants extended
  in March                                                     --              --     90,000         --            90,000
Net loss                                                       --              --       --       (400,853)       (400,853)
                                                         ----------------------------------------------------------------
Balances at June 30, 1996                                3,212,600          3,213  1,784,354   (1,397,854)        389,713

Fair value of common stock purchase warrants granted
  to consultants (unaudited)                                   --             --     509,154         --           509,154
Excess fair market value over exercise price of
  existing common stock purchase warrants assigned by
  principal stockholder to others (unaudited)                  --             --      50,000         --            50,000
Sale of common stock in February-March, $6.00 per
  share, net of issuance costs of $1,087,391             1,050,000          1,050  5,177,602         --         5,178,652
Net loss (unaudited)                                          --              --        --      ( 842,997)      ( 842,997)
-------------------------------------------------------------------------------------------------------------------------
Balances at March 31, 1997 (unaudited)                   4,262,600          4,263  7,521,110   (2,240,851)      5,284,522
-------------------------------------------------------------------------------------------------------------------------
See accompanying notes to condensed financial statements
                                                                      4

                           PROFILE TECHNOLOGIES, INC.
                       (Formerly Pipeline Profiles. Ltd.)
                        (A Development Stage Enterprise)

                     Notes to Condensed Financial Statements




(1) Basis of Presentation

     The unaudited interim condensed financial statements and related notes have been prepared pursuant to the instructions to Form 10QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such instructions. The accompanying condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the registration statement on Form SB-2 filed by the Company under the Securities Act in February 1997.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(2) Initial Public Offering

     During February, 1997, the Company closed an initial public offering of 1,050,000 shares of its common stock at a price of $6 per share. Net proceeds to the Company were approximately $5,179,000.

(3) Net Loss Per Share

     Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents include all warrants and stock options which would have a dilutive effect, applying the treasury stock method. Additionally, common and common equivalent shares issued during the twelve months immediately preceding the date of the Company's / initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented, including loss years where the impact of the incremental shares is anti dilutive, using the treasury stock method and an initial public offering price of $6 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

GENERAL

     The Company is in the business of developing and commercializing potential processes for the non-destructive, non-invasive testing of both above ground and buried pipeline to evaluate the condition and integrity of the pipeline. The Company believes that the development of its pulse propagation analyzer process and the further refinement of the technology associated therewith has progressed to the point where it believes commercial utilization is feasible in the near term. The Company has not, as of yet, obtained significant revenues from its planned primary source of revenues and has no commercial contracts in place for the use of its process or technology. The goal of the Company has been the establishment of technological feasibility associated with its services to electronically measure corrosion in piping of all kinds. The Company's process identifies areas of corrosion, areas that lack cathodic protection and areas that may have defective coating on both below ground and above ground pipes. The pulse propagation analyzer consists of a computer, software to enhance collection and processing of data, a precision multi-channel pulse generator and a signal analyzer. During fiscal 1996, the Company began to see rapid progress in the development of its technology and its ability to meet the expectations of potential customers. By that time, the Company had begun to accelerate its efforts and expend more resources to develop its technology faster. Thus, expenses have been generally increasing at a faster pace than in prior periods. The Company expects these trends to continue as its technological development continues at this accelerated pace. The Company believes that it attained technological feasibility of its process with the completion of its research and development activity in a controlled environment in July of 1996.

     In order for the Company to obtain significant revenues from the use of its technology, the Company must establish a sales and marketing organization that is effective and obtains customers for its pulse propagation analyzer. The Company must also be able to supply and train work crews in sufficient numbers to satisfy the requirements of its customers. From inception through March 31, 1997, the Company incurred losses of $2,240,851 and losses are expected to continue at least through the fourth quarter of the year ending June 30, 1997; no assurances can be given that losses will not continue thereafter.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1997 Compared to the Quarter Ended March 31, 1996
-------------------------------------------------------------------------

     The Company has no revenues for either of the quarters ended March 31, 1997 and March 31, 1996 respectively. The loss from operations for the quarter ended March 31, 1997 was $164,423 compared to a loss from operations of $208,749 for the quarter ended March 31, 1996. The operating loss for the quarter ended March 31, 1997 was offset somewhat by interest income in the amount of $28,345, representing interest earned from proceeds of the Company's public offering which was completed in February of 1997. This resulted in a net loss of $136,078 for the quarter ended March 31, 1997 compared to a net loss of $207,104 for the quarter ended March 31, 1996. Research and development expenses decreased to $55,943 for the quarter ended March 31, 1997 compared to $82,018 for the quarter ended March 31, 1996. This was indicative of limited amounts of cash available to the Company in the quarter ended March 31, 1997 prior to completion of the

Company's public stock offering. General and administrative expenses increased to $108,480 for the quarter ended March 31, 1997 from $36,731 for the quarter ended March 31, 1996, primarily because of increased expenses associated with setting up new corporate offices in New York following the completion of the public offering, professional fees related to various tax and accounting matters, and board of directors liability insurance.

Nine Months Ended March 31, 1997 Compared to Nine Months Ended March 31, 1996.
------------------------------------------------------------------------------

     Revenues decreased slightly to $30,000 for the nine months ended March 31, 1997 from $37,500 for the nine months ended March 31, 1996. Revenues in both nine month periods were derived from research and development contracts or demonstration contracts with two large multi-national oil companies. Total costs and expenses for the nine months ended March 31, 1997 were $902,684 compared to total costs and expenses of $353,890 for the nine months ended March 31, 1996. Of the total costs and expenses for the nine months ended March 31, 1997, $559,154, or 61.9% were for noncash, nonrecurring charges associated with the issuance or extension of common stock purchase warrants. Without giving effect to such costs and expenses, total costs and expenses for the nine months ended March 31, 1997 were $343,530 compared to $263,890 for the nine months ended March 31, 1996. This represents an increase of $79,640 or 30.2%. Research and development expenses increased to $174,109 for the nine months ended March 31, 1997 from $166,285 for the nine months ended March 31, 1996, an increase of $7,824 or 4.7%. The increase is primarily due to an increase in expenses relating to a field demonstration of the Company's technology for a large multi-national oil company in Alaska in September of 1996. General and administrative expenses increased for the nine months ended March 31, 1997 to $169,421 compared to $97,605 for the nine months ended March 31, 1996.

     Management believes that both revenues and expenses of the Company are likely to increase during the fiscal year ending June 30, 1997 if it is able to secure contracts with customers, of which there is no assurance. The revenues earned by the Company to date principally relate to research and development activities that have been sponsored by large multi-national oil companies and large utilities. These activities included field research and development at such companies' facilities. These activities are likely to continue during the year ending June 30, 1997 and for the foreseeable future. Management is also vigorously working towards obtaining fee for service contracts, which are hoped to be the major source of the Company's revenues. If fee for service contracts are obtained, management expects its expenditures associated with personnel and testing equipment will begin to rise. In addition, as the Company begins to actually provide fee for service work, additional administrative support activities will increase together with related expenses.

LIQUIDITY AND CAPITAL RESOURCES

         Revenues for the period from July 1, 1988 (inception) through March 31, 1997, were $462,189 while expenses were $2,743,567, resulting in a loss from operations, since inception, of $2,281,378. Net cash used in operating activities from inception through March 31, 1997 was $1,271,463. Of this amount, $196,593 was spent in the three month period ended March 31, 1997. For the nine months ended March 31, 1997, cash used in operations was $351,773. Thus, while the revenues derived from research and development activities funded by multi-national oil companies and major utilities have been indicative of financial support for the Company's efforts to develop its technology, they have not been sufficient to cover expenses. Accordingly, the Company has maintained adequate liquidity and cash reserves through the private placement of its common stock. Such offerings, from inception through the period ended March 31, 1997, totaled $1,471,567. In December 1994 the Company extended the expiration date on certain Common Stock purchase warrants which, pursuant to the requirements of generally accepted accounting principals, resulted in the recognition of an additional contribution of capital in the amount of $210,000 together with a corresponding charge to compensation expense. Such warrants were further extended in the quarter ended March 31, 1996 and the Company incurred an additional expense of $90,000 in connection therewith. Additional noncash expenses relating to the issuance of new warrants or the extension of previously issued warrants in the amount of $559,154 were incurred in the quarter ended December 31, 1996. These transactions had no effect on aggregate stockholders' equity. The Company did not have difficulty arranging for private placements of its common stock in the past, and these placements provided sufficient liquidity for the Company to operate. The Company's available cash as of March 31, 1997 increased substantially because of the public offering proceeds. The Company was able to maintain a positive working capital position in between common stock offerings through prudent expense control. At March 31, 1997, the Company had working capital of $5,131,747 and no long term commitments or material commitments for capital expenditures.

     In February of 1997, the Company completed an initial public offering of its common stock, selling 1,000,000 shares at a price of $6.00 per share, as well as an Underwriter's overallotment option of 50,000 shares, also at a price of $6.00 per share. Net offering proceeds of approximately $5,179,000 were realized by the Company from this public offering. The Company, pending utilization of the net proceeds in operations, anticipates that it will invest such proceeds in short-term, high grade, interest-bearing instruments. The Company believes that its current capital resources and liquidity are adequate for at least the next twelve months. Other than equipment purchases for field crews if the Company is successful in obtaining commercial contracts, the Company does not have any plans for significant capital expenditures. To date, the Company has only obtained small research and development contracts, the proceeds of which were used to defray a portion of the Company's research and development costs.

RESOURCES

     As of March 31, 1997 the Company did not have any material commitments for capital expenditures. However, it is management's intention to direct the Company's activities towards obtaining fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of the operations may require alternate sources of financing such equipment. The timing of these events is dependent upon the Company's ability to obtain fee for service contracts, which is dependent upon the Company's continuing ability to demonstrate the effectiveness of its technology. The Company believes that its cash position is sufficient to satisfy its operating needs for the next twelve months. Management believes it is well on the way to reaching these milestones, but there can be no assurance that the Company's process will be accepted within any particular time frame, or at all. The Company recently acquired commercial office space in the NewYork City area and is looking for space to carry out research and development activities in Lynden, Washington. The Company will incur increased expenses associated with the leasing of such space. The Company will also incur additional personnel expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts.

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



                                                PROFILE TECHNOLOGIES, INC.
                                                    (Registrant)


Date: May 12, 1997                              /S/  G. L. SCOTT
                                                -------------------------------
                                                G.L. SCOTT
                                                Chief Executive Officer



                                                /S/  HENRY GEMINO
                                                --------------------------------
                                                HENRY GEMINO
                                                Chief Financial Officer