Form 10KSB
period 1997-06-30
PROFILE TECHNOLOGIES INC
filed 1997-09-26
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                  June 30, 1997
                             Commission File Number
                                     0-21151

                           PROFILE TECHNOLOGIES, INC.
                   -------------------------------------------
                 (Name of small business issuer in its charter)

              DELAWARE                                       91-1418002
    ------------------------------                       ---------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification Number)

           1077 NORTHERN BLVD.
               ROSLYN, NY                                        11576
   --------------------------------------                       ---------
  (Address of Principal Executive Offices)                      (Zip Code)

Issuer's telephone number: (516) 365-1909
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act:

                          Common Stock $.001 Par Value
                          ----------------------------

                                 Title of Class

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X    No
                                   -----     -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.   X
                                      -----

State issuer's revenues for the most recent fiscal year. $50,000.00.
                                                         -----------

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $34,039,200, based on the closing bid and ask prices as reported by the NASDAQ SmallCap market on September 16, 1997

There were 4,262,600 shares of common stock $.001 par value outstanding as of September 16, 1997.

                      Documents incorporated by reference:

Definitive Proxy material for annual shareholder meeting to be held November 14, 1997 filed pursuant to Regulation 14A.

Transitional Small Business Format (check one): Yes      ;  No   X
                                                    -----      -----

Item 1.  Description of Business.
         ------------------------

Introduction

     The Company was originally incorporated in Washington in 1988 but has been a Delaware corporation since 1995. Since its inception the Company has been engaged in the business of researching and developing a high speed scanning process, which is nondestructive and noninvasive, to remotely test buried and above ground pipelines for corrosion and coating problems. The Company's process, called a dual pulse propagation analyzer ("PPA") is a patented process of analyzing the waveforms of electrical impulses in a way that extracts point-to-point pipeline integrity information. This process involves sending an electrical pulse along the pipe being tested from each of two locations toward an intersecting location between the two locations. At least one of the modified pulses is analyzed to determine whether an anomaly exists at the intersecting location. This process is designed to detect external corrosion of pipeline which occurs under pipe insulation without the need for taking the line out of service, physically removing the coating, and then visually inspecting the outside of the pipe for corrosion. The most common forms of corrosion under insulation ("CUI") are localized corrosion of carbon steel and chloride stress corrosion cracking of stainless steel. Refineries, chemical plants, utilities, natural gas transmission companies and the petroleum industry have millions of miles of corrosion protected pipeline. Much of this piping is exposed to harsh and severe environments. As a result, there is an on-going effort by these industries to ensure that the quality of the pipe meets standards set by regulatory bodies and the industry to protect operating personnel and the environment. While the Company continues to develop and refine its PPA process, it believes that development has progressed to the point where the Company can now demonstrate to potential customers that its technology is commercially viable and that it is in a position to fulfill commercial contracts should they materialize.

Corrosion Protection

     Virtually all pipeline systems are required to have some type of corrosion protection applied to extend the useful life of the pipeline and to prevent pipeline failures due to corrosion. The effect of such failures ranges from a few drops of a toxic substance on the surface of the pipeline to catastrophic explosions which result in extensive damage of property and loss of human life.

     Although there are many special techniques used to protect pipeline systems, two are most common. The first is to apply a coating to the pipeline which will keep the pipeline isolated from its environment. This is a fundamentally sound approach, but it is complicated by the fact that coatings can become damaged during the installation process. Most coatings also degrade over time so the effectiveness of protection is reduced.

     The second technique, used to protect predominantly buried and submersed pipelines, is designed to protect bare pipeline or pipeline which has damaged or missing coating. This technique is called Cathodic Protection. Simply stated, the technique uses the flow of electric current to polarize the pipeline and prevent corrosion. The polarization process attempts to maintain the pipeline at some negative voltage with respect to an external reference voltage, called a "half-cell". That reference level is called a Pipe-to-Soil-Potential and is commonly referred to as a "PSP". The polarization process basically uses an electrochemical process to prevent the pipe from corroding in the ground. Many years of experience and extensive experimentation have generated a PSP level which is generally considered to represent "protected" pipe. To determine the effectiveness of the cathodic protection system, it is necessary to measure the PSP at sufficient locations along the segment of pipeline so that a protection profile can be viewed.

     A combination of federal, state, local and industry jurisdictions combine to regulate corrosion protection. For example, regulations covering the operation of natural gas transmission systems promulgated by the U.S. Department of Transportation's Office of Pipeline Safety has required steel pipelines to be equipped with cathodic protection since the early 1970's. In addition, the U.S. Department of Labor, operating through the Occupational Safety and Health Administration ("OSHA") has jurisdiction over numerous plants and facilities containing corrosion protected pipeline that, if breached, could cause serious bodily injury or death to on-site workers. Finally, the American Petroleum Institute ("API") has promulgated a comprehensive Piping Inspection Code which requires that extensive corrosion testing be done by all members (which includes the vast majority of the petroleum and petrochemical industries). As a result of the extensive regulation and testing requirements as described above, the industry is faced with the requirement to engage in extensive testing for corrosion.

     In 1993, the API imposed even stricter test standards regarding the problem of CUI. When pipeline is uninsulated and above ground, external corrosion can be identified visually. The petroleum and other related industries, however, insulate much of their piping to conserve energy and/or to prevent injury to personnel from high temperature levels on the pipelines. As soon as piping is insulated, a very complex situation is created. Corrosion can occur underneath the insulation due to moisture or corrosive products that find their way through broken or poorly sealed insulation. This CUI is very difficult to locate economically. In the past, testing for this problem had been on a limited sample basis and relied upon inspection processes that were very cumbersome and costly.

Two prevalent testing methods used to detect CUI are X-ray and eddy current methods, which are methods of detecting defects in pipe by analyzing visual image and decay. After physically stripping away coating for visual inspection, depth gauges, ultrasonics and X-ray could then be used to determine the severity of CUI on questionable pipe. However, the stripping of insulation to determine corrosion is a costly testing method for the industry because it often meant the assembly of scaffolding for testing otherwise inaccessible above ground pipe (particularly in refineries and petrochemical plants) or an actual dig-up on below ground pipe. The Company's technology enables it to test pipe segments in a refinery setting as long as one hundred feet to three hundred feet and to use "cherry pickers" instead of costly scaffolding. CUI is also a very complicated problem to test for because it cannot be easily identified by statistical sampling. If, for example, a segment of pipe has a small insulation part removed every ten feet and is visually inspected using eddy current or x-ray techniques, there is no statistical basis to assume that the external condition of the piping between the removed insulation parts is good or bad. The API testing standard adopted in 1993, in essence, mandates either stripping even larger amounts of coating or using an alternate system that will identify CUI without stripping the coating on suspected (or unsuspected) pipe. Because of the enormous cost involved in using the stripping and visual testing process, the industry is enthusiastically searching for an alternate testing system that is reliable and less costly. The Company believes that its PPA process provides an alternate testing system that the industry is looking for. However, the Company's technology has not yet been commercially accepted for such purpose and there can be no assurance that such acceptance will be achieved.

The Company's Dual Pulse Propagation Analyzer Process

     The PPA process extracts corrosion related information from segments of both accessible and inaccessible pipelines underneath the entire insulation barrier by analyzing the intersection of two electrical current pulses traveling in opposite directions along the pipeline. This corrosion related information is extracted without the need for removing the insulation protecting the pipeline. The Company established by laboratory and field testing that the electrical response, called characteristic transfer function (CTF), of two intersecting pulses traveling along the pipeline is uniquely defined with location specific information that relates to the integrity of the pipeline at the point of intersection. Constructive interference occurs when the two current impulses run into and interfere with each other at the point of intersection on a pipeline. The CTF is determined, not only by the nature and characteristics of the original pulses, but by the physical characteristics of the pipeline segment in its environment at the point of intersection.

     The PPA process was developed to evaluate the condition and integrity of pipelines. Electro-magnetic pulses are applied at both ends of the pipe segment being tested. Under computer control, the timing of the pulses is controlled so that the intersection point of the two pulses moves sequentially from one end of the pipe to the other end. A unique CTF is obtained for each intersection point of the pipeline segment being tested on some predetermined interval; such as, in one foot intervals. When this data is geophysically displayed, it provides a visual display of data related to the physical condition of the pipe at each point of intersection. Additional electromagnetic inspection of the pipeline, using an external calibrator developed by the Company, provides a second alternative application of the Company's technology to inspect the questionable pipe locations found during the PPA process. This alternative application, which the Company is refining its development of, is used as a verification of the PPA process. It is more time consuming to use and it is doubtful that it would be the initial method selected for testing. This alternative application involves the use of an antenna assembly to scan the pipe under analysis in those areas where suspected anomalies have been located using the PPA process. Thus far, the Company has used this alternative application as confirmation of potential anomalies. The Company is in the process of evaluating whether there is a sufficient interest in this second alternative application to justify a second, separate product for the Company. Information can also be derived using the PPA process to determine the condition of the coating and the effectiveness of the existing corrosion protection system which is being used to protect each point of intersection. Where there are indications of problems, closer interval inspection can be performed and/or one of the other location specific processes used in the industry may be utilized before the insulation is removed to inspect the pipe condition.

     As simple as the concept may appear, the PPA process is not intuitively obvious. The petroleum industry has spent large sums trying to solve the problem of finding corrosion under insulation. Correlating pipeline corrosion information using the Company's technology requires a combination of state-of-the-art instrumentation plus an understanding of the physical phenomena that are being measured. Although the principles of the PPA process are simple to explain, management believes that the measurement and analysis of the effect are pushing the leading edge of technology.

     The Company believes that the principal advantage to using the PPA is that it provides a method for the operating companies to do a visual equivalent inspection on inaccessible pipe without the need to remove insulation. Research and development efforts will continue in the development of new applications for the Company's technology and to develop new products for the petroleum industry and other industries.

Patents, Proprietary Technology and Other Intellectual Property

     The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 1997, the Company had four issued U.S. patents, four issued foreign patents, three U.S. patent applications pending, seven provisional U.S. patent applications pending and one patent application filed under the patent cooperation treaty which enables the Company to file additional foreign patent applications in the future.

     The Company's success depends in large part upon its ability to protect its process and technology under United States and international patent laws and other intellectual property laws. U.S. patents have a term of 17 years from date of issuance or, for more recently filed patent applications, 20 years from the filing of such applications, and patents in most foreign countries have a term of 20 years from the proprietary filing date of the patent application. The first U.S. patent was issued in 1990 and the remaining three patents were issued in 1993.

     The Company believes that it owns and has the right to use or license all proprietary technology necessary to license and market its process under development. The Company is not aware of the issuance of any patents or the filing of any patent applications which relate to processes or products which utilize the Company's proprietary technology in a manner which could be similar to or competitive with the Company's products or processes. The Company has no knowledge that it is infringing any existing patent such that it would be prevented from marketing or licensing products or services currently being developed by the Company.

     The Company may decide for business reasons to retain a patentable invention as a trade secret. In such event or if patent protection is not available, the Company must rely upon trade secrets, internal knowledge and continuing technological innovation to develop and maintain its competitive position. The Company employees and consultants have access to the Company's proprietary information and have signed confidentiality agreements.

Research and Development Spending

     During the two most recent fiscal years ended June 30, 1997 and June 30, 1996, the Company spent $272,240 and $239,422 respectively on research and development activities. In addition, certain non-cash expenses were incurred in connection with research and development activity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Development of Business

     Up through the year ended June 30, 1994, all revenues earned by the Company were derived from research and development contracts with a large public utility and a large independent natural gas company. These contracts focused on evaluating below ground pipe for cathodic protection and coating defects. However, by late 1994, the Company, as a result of its activities up to that point in time, came to the realization that its technology had the potential to identify the location of actual corrosion, as opposed to simply identifying locations which might have insufficient cathodic protection or defective coating, and therefore a likelihood of corrosion. The Company believed that the identification of actual corrosion was of even greater importance to the petroleum, petrochemical and utility industries because these industries' resources could be used more efficiently in correcting actual corrosion locations. Once corrosion locations had been identified and corrected, the Company's technology could still be used to identify lack of cathodic protection and coating defects as part of a preventive maintenance program.

     In early 1995, the Company spent three months at the refinery of a large multi-national oil company, researching and developing test procedures for identifying corrosion of above ground refinery pipe as part of a shift in emphasis away from testing of underground pipe for cathodic protection and coating defects. An important factor in this shift in emphasis had to do with verification. Potential customers could more easily and less expensively verify the accuracy and dependability of the Company's technology in an above ground environment that doesn't involve time consuming and costly dig ups. The Company believes that once potential customers have satisfied themselves that the technology is accurate and cost effective, they would be more likely to expand the use of the technology to difficult to reach below ground environments. The Company also believes that this shift in emphasis was a significant step forward because major oil companies were willing to provide detailed data concerning pipe quality and testing standards. Beginning in 1995, the Company began conducting research and development activities at the research facilities of another large multinational oil company to develop the Company's technology to the point where it could identify corrosion locations. As part of this process, numerous segments of pipe in various conditions ranging from excellent to extremely corroded were assembled in various configurations and covered with insulation. The Company then used its technology to evaluate the various pipe segments without prior knowledge of the condition of the pipe segments. After obtaining data, the Company evaluated the results and then submitted a report which summarized its findings. In late July of 1996, representatives of the Company traveled to the Prudhoe Bay area of Alaska and met with operating personnel from three of the largest multi-national oil companies with operations in the area to discuss the feasibility of conducting a field demonstration and test of the Company's technology on operating pipeline in that area. The Company subsequently conducted a field demonstration and test on a 24 inch line in September of 1996 and then submitted a report summarizing its activities and findings. In August of 1997, the Company completed a second field demonstration using refined hardware and software that the Company had developed since its previous field demonstration. The Company has entered into negotiations with one of these large oil companies concerning the nature and extent of future testing and related activities on a commercial basis, but there is no assurance that a commercial contract will be agreed upon.

     The Company is also continuing its efforts on testing of below ground piping. Development of a below ground testing capability has also progressed substantially. By way of example, in the early stages of developing the Company's technology, it took almost one full week to collect data on as little as 5,000 feet of pipe during dual pulse testing. Analysis of the collected data often took months. The data collection for the PPA has now been automated to the point where the same amount of data that used to take a week to collect can now be collected in a single day, depending upon location and pipe configuration. Data processing is not yet fully automated and requires some manual interpretation. The Company is now actively marketing such capability; there can be no assurance, however, that such marketing activity will lead to commercial contracts and achieve market acceptance.

Strategy and Proposed Plan of Operations

     The Company intends to increase its marketing activities. Initially such marketing activities will be directed at the large multi-national petroleum companies, petrochemical companies and utilities that are already aware of the Company's technology and its potential to help solve the testing requirements mandated by the API Piping Inspection Code, as well as voluntary testing for safety concerns. The Company believes that the corrosion control specialists in the petroleum and utilities industries constitute a reasonably small community and the free flow of information regarding emerging or new technologies among this group is common. Accordingly, the Company believes that word of mouth will be an important factor in the Company's marketing efforts. The Company will be providing service for two levels of testing on above ground or refinery pipe. The first level of testing will be a "global testing", i.e., a screening test to identify problem areas of corrosion in pipe. The second level of testing will be a detailed analysis of the corrosion in the pipe. If the Company is successful in entering into testing program agreements, of which there can be no assurance, the Company intends to hire field technicians in two person crews, who will take the raw field data generated by the dual PPA process and submit such data to the Company's research and development and processing facilities in Ferndale,

Washington for evaluation. However, in the near term, the Company also believes that it will be possible to evaluate the collected data at the job site in the field. The Company believes it is possible that each of its field crews could operate at one refinery or similar facility on virtually a year round basis. Pricing of the Company's services is based upon a dollar amount per linear foot of pipeline tested or on a per diem basis, with pricing to be based upon many factors including difficulty of access, cost of alternate means of testing, availability of crews and urgency of immediate testing data and evaluation. The actual pricing used in any particular contract is based upon arm's length negotiations with the customer. Although the Company believes it can price its services to operate profitably, there can be no assurance of such at the present time because no prices or costs have as yet been established. The Company intends to hire its field technicians locally from the geographic area near the facility being tested and does not expect to encounter any difficulty in finding qualified field technicians for its work crews.

     The Company also intends to increase its promotional budget for industry journals, trade shows, newsletters, direct mail and seminars. The Company may also consider from time to time the acquisition of complimentary businesses providing services to the petroleum and petrochemical industry, as well as expansion into foreign countries.

Competition

     The Company believes that the nondestructive testing industry is highly fragmented and comprised of numerous companies, many of whom are larger and have greater financial resources than does the Company. However, the Company believes that these competitors are offering non-destructive testing services that rely on technologies which are different from the technology offered by the Company. These other technologies, including x-ray, ultrasonic and eddy current, have been in existence for many years and have gained wide acceptance within the industry. In addressing the requirements of the large national companies that would be expected to have an interest in the Company's services, the Company expects to compete on the basis of technical performance, delivery capability, service quality and price.

     Substantially all of the Company's competitors have, and potential future competitors could have, substantially greater technical, financial, marketing, and other resources than the Company and have, or could have, greater name recognition and market acceptance of their products and technologies. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing services or introduce new services that will offer superior price or performance features. In such case, the Company may experience significant price competition, which could have a material adverse effect on gross margins.

Marketplace

     Nondestructive corrosion testing services are required across a broad market. Customers are expected to be generally the owners of, or engineering firms associated with, major processing facilities and pipeline systems. The Company's services are expected to be provided to the refining, petrochemical and pipeline segments of the petroleum industry and to the utilities industry, and demand for these services is typically driven by safety and environmental considerations.

     The Company will seek to obtain business through ongoing contractual relationships and competitive and sole source bidding. The Company's officers are presently responsible for sales and marketing and will continue to have such responsibility in the foreseeable future.

     Most refineries, petrochemical plants and other similar facilities have ongoing maintenance programs which may require one or more crews performing corrosion control testing on a continuous basis. Typically, these services are provided by an outside contractor under a blanket service agreement, rather than by the employees of the refineries and plants. The Company expects that if it is successful in obtaining contracts with major oil refineries (of which there is no assurance), such contracts will be of this type.

     The Company also will seek to perform testing services for the utility industry. Utilities have thousands of miles of underground gas transmission lines that are constantly being monitored and tested for corrosion.

Employees

     The Company presently has four employees, including Gale D. Burnett and Henry Gemino. In preparation for the hiring of field crews, the Company anticipates that it will have three to five additional employees, who will be in the areas of administration, accounting, marketing, promotion and clerical. Field crews will, in all likelihood, consist of two field technicians per crew. The number of crews employed by the Company at any given time will be dependent upon the Company's level of business activity. In addition, the Company will continue to retain independent consultants to render advice with respect to technical and scientific matters.

Compliance With Environmental Laws

     Because of the nature of the Company's business, it does not believe that the costs and effects of compliance with environmental laws, whether federal, state or local, would be significant or even material.

Item 2.  Description of Property
         -----------------------

     The Company's executive offices are located at 1077 Northern Blvd., Roslyn, NY 11576. The Company leases approximately 1,400 sq. feet of office space at the address from a non-affiliate. The rental payment is twenty-two thousand eight hundred dollars per year ($1,900 per month) and the term of the lease is two years with a two year renewal option.

     The Company's research and development facility is located in Ferndale, Washington. The Company lease 1,800 sq. feet of space under a one year lease from a non-affiliate at a monthly rental rate of $1,400. The Company has an option to renew the lease for an additional term of one year.

     The Company does not own any real estate.

     The Company does not invest in, nor does the Company intend in the future, to invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any material pending legal proceedings nor is any of its property subject to any such legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 1997, either through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

     The Company's common stock has been traded on the NASDAQ SmallCap market since it began public trading in February of 1997, under the symbol PRTK. The following table sets forth the high and low bid prices for the Company's common stock, by quarter, since the commencement of public trading, as reported by Nasdaq.

       Quarter Ended           High Bid         Low Bid
       -------------           --------         -------

       March 31, 1997           $ 7.25           $5.75
       June 30, 1997            $10.75           $6.00

     The above prices are believed to be representative interdealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

     At September 16, 1997, the bid price of the Company's common stock was $12.00 per share. On such date the Company had 125 holders of record of the Company's common stock and the Company estimates that it has approximately 450 beneficial shareholders.

     The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently materially limit the Company's ability to pay dividends or which the Company reasonably believes are likely to limit materially the future payment of dividends on common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------
GENERAL

     The Company is a development stage enterprise and has recently completed development of its pulse propagation analyzer process and is further refining the technology associated therewith to the point where it believes that commercial utilization is now possible. The Company has not, as of yet, obtained significant revenues from its planned primary source of revenues and has no commercial contracts in place for the use of its product or technology. The goal of the Company has been the establishment of technological feasibility associated with services to electronically measure corrosion in piping of all kinds. The Company's product identifies areas of corrosion, areas that lack cathodic protection and areas that may have defective coating on both below ground and above ground pipes. The pulse propagation analyzer consists of a computer, software to enhance collection and processing of data, a precision multi-channel pulse generator and a signal analyzer. During fiscal 1996, the Company began to see rapid progress in the development of its technology and its ability to meet the expectations of potential customers. By that time, the Company had begun to accelerate its efforts and expend more resources to develop its technology faster. Thus, expenses and purchases of equipment have been generally increasing at a faster pace than in prior periods. This trend accelerated in the fiscal year ended June 30, 1997, particularly after completion of the Company's initial public stock offering in February of 1997. The Company believes that it attained technological feasibility of its product with the completion of its research and development activity in a controlled environment in July of 1996. A field demonstration of the Company's service capabilities utilizing its pulse propagation analyzer process was performed for two multinational oil companies at Prudhoe Bay, Alaska in September of 1996. A further demonstration using updated and more sophisticated hardware and software was completed in Prudhoe Bay, Alaska in August of 1997.

     In order for the Company to obtain significant revenues from the use of its technology, the Company must establish a sales and marketing organization that is effective and obtains customers for its pulse propagation analyzer. The Company must also be able to supply and train work crews in sufficient numbers to satisfy the requirements of its customers. From inception through June 30, 1997, the Company has incurred losses of $2,432,857 and losses are expected to continue at least through the third quarter of the year ending June 30, 1998; no assurances can be given that losses will not be incurred thereafter.

     In the opinion of management, significant progress has been made to date in developing its technologies, gaining credibility with its markets and building its board of directors and investor base, without spending inordinate sums to achieve these goals. As of June 30, 1997, the Company had been issued four patents covering its unique technology. An additional ten provisional patent applications have been filed, and the Company may file for additional patents in the future.

RESULTS OF OPERATIONS
---------------------

Years Ended June 30, 1997 and June 30, 1996
-------------------------------------------

     The Company incurred a net loss from operations of $1,035,003 in the year ended June 30, 1997 compared to a net loss from operations of $400,853 in the year ended June 30, 1996. Revenues for the year ended June 30, 1997 were $50,000, which represented an increase of $12,500, or 33% as compared to revenues of $37,500 for the year ended June 30, 1996. Revenues for the year ended June 30, 1997 were earned from two major international oil companies for demonstrations of the Company's technology both in the field and in a controlled setting at one of such oil company's research and development facilities. Interest income increased to $97,703 for the year ended June 30, 1997 from $5,205 for the year ended June 30, 1996. This increase is the result of the Company's investment of the net proceeds of its public stock offering in short term interest bearing accounts and interest bearing instruments.

     Total expenses for the Company for the year ended June 30, 1997 increased significantly over the year ended June 30, 1996. Total expenses of $1,182,706 were recorded in the year ended June 30, 1997 compared to total expenses of $443,558 for the year ended June 30, 1996. This represented an increase in expenses of $739,148 or 167% and is attributed in large part to the issuance of common stock purchase warrants to outside consultants (see below). The increase is also attributed in part to increased expenditures associated with the research and development involved in the preparation and filing of seven additional provisional patent applications since the completion of the Company's public stock offering in February of 1997. General and administrative expenses increased to $351,312 for the year ended June 30, 1997 from $114,136 for the year ended June 30, 1996 and reflects the payment of salaries and outside consulting fees incurred in connection with the Company's field demonstrations. Research and development expenses increased to $272,240 for the year ended June 30, 1997 from $239,422 for the year ended June 30, 1996, an increase of $32,818 or 14%.

     During the year ended June 30, 1997, the Board of Directors extended the expiration date of certain common stock purchase warrants and issued to a consultant who was involved in research and development activities new warrants whose fair market values as of the extension date or the issuance date, as the case may be, were in excess of the exercise price, which resulted in the recognition of compensation expenses of $559,154, compared to $90,000 of such compensation expenses in the year ended June 30, 1996. This noncash charge to earnings increased the expenses associated with the operations of the Company for the year ended June 30, 1997 by 89.7% over what would have been incurred absent these nonrecurring, noncash expenses. Without giving effect to the compensation expenses associated with the extension and/or issuance of its common stock purchase warrants in both years ended June 30, 1997 and June 30, 1996, expenses were $623,552 in the year ended June 30, 1997 compared to $353,558 in the year ended June 30, 1996, an increase of $269,994 or 76.4%.

     Management believes that both revenues and expenses of the Company may increase during the fiscal year ending June 30, 1998 if it is able to secure contracts with customers, of which there is no assurance. The revenues earned by the Company to date principally relate to research and development activities that are sponsored by large multi-national oil companies and large utilities. These activities include field research and development at such companies' facilities.

     These activities are likely to continue during the year ending June 30, 1998 and for the foreseeable future. Management is also vigorously working towards obtaining fee for service contracts, which are hoped to be the major source of the Company's revenues. If fee for service contracts are obtained, management expects its expenditures associated with personnel and testing equipment will begin to rise. In addition, as the Company begins to actually provide fee for service work, additional administrative support activities will increase together with related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Revenues for the period from July 1, 1988 (inception) through June 30, 1997, were $482,189 while expenses were $3,023,589, resulting in a loss from operations, since inception, of $2,541,400. Net cash used in operating activities from inception through June 30, 1997 was $1,371,334. For the year ended June 30, 1997, cash used in operations was $451,644. Thus, while the revenues derived from research and development activities funded by multi-national oil companies and major utilities have been indicative of financial support for the Company's efforts to develop its technology, they have not been sufficient to cover expenses. Accordingly, the Company has historically maintained adequate liquidity and cash reserves through the private placement of its common stock. Such offerings, from inception through March of 1996, totaled $1,471,567. No private placements have occurred since that date.

     In February 1997 the Company completed an initial public offering of its common stock which involved the sale of 1,050,000 shares of common stock at an offering price of $6.00 per share. The Company derived net proceeds of $5,171,687 (including the issuance of 50,000 shares of common stock at $6.00 per share pursuant to a partial exercise of the underwriter's overallotment option).

     The Company has no material long term commitments or material commitments for capital expenditures. To date, the Company has only obtained small research and development or field demonstration contracts, the proceeds of which were used to defray a portion of the Company's operating costs.

At June 30, 1997 Compared to June 30, 1996.

     At June 30, 1997, the Company had cash and cash equivalents of $4,936,600 as compared to the June 30, 1996 cash balance of $212,689. The principal source for the increase in cash and cash equivalents was the issuance of common stock in early 1997 pursuant to a public stock offering in the amount of $5,171,687, net of issuance costs. At June 30, 1997, the Company's working capital was $4,858,223. As of June 30, 1996, there was working capital of $141,045. The Company's principal assets at June 30, 1997, apart from the cash and cash equivalents mentioned above, consisted of property, equipment and patents. Property and equipment at June 30, 1997, was $34,941, up marginally over the balance of property and equipment at June 30, 1996 of $34,443. Patents had a balance of $189,037, which was up 59.7% or $70,676 over the June 30, 1996 balance of $118,361. Total assets as of June 30, 1997 were $5,236,726 as compared to $461,606 at June 30, 1996 (an increase of $4,775,120). The increase in total assets was primarily due to the Company's completion of its initial public offering of common stock.

Item 7.  Financial Statements.

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)



                          INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------





Independent Auditors' Report.............................................  F-2

Balance Sheet as of June 30, 1997........................................  F-3

Statements of Operations for each of the years in the two-year period ended June 30, 1997 and for the period from July 1, 1988
(inception) to June 30, 1997 ............................................  F-4

Statement of Stockholders' Equity for each of the years in the two-year period ended June 30, 1997 and for the period from
July 1, 1988 (inception) to June 30, 1997 ...............................  F-5

Statements of Cash Flows for each of the years in the two-year period ended June 30, 1997 and for the period from July 1, 1988
(inception) to June 30, 1997 ............................................  F-6

Notes to Financial Statements............................................  F-7

                          INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------



The Board of Directors
Profile Technologies, Inc.:


We have audited the accompanying balance sheet of Profile Technologies, Inc. (a development stage enterprise) as of June 30, 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1997 and for the period from July 1, 1988 (inception) to June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
                                                          .
We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. (a development stage enterprise) as of June 30, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 1997 and for the period July 1, 1988 (inception) to June 30, 1997, in conformity with generally accepted accounting principles.



/S/  KPMG Peat Marwick LLP


Seattle, Washington
September 9, 1997

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                                 Balance Sheet

                                 June 30, 1997

--------------------------------------------------------------------------------
                                     Assets
                                     ------


Current assets:
  Cash and cash equivalents                                         $ 4,936,600
  Contract work in progress                                              20,000
  Prepaid expenses                                                       52,798
                                                                    -----------
     Total current assets                                             5,009,398

Property and equipment, net                                              34,941
Patents                                                                 189,037
Other assets                                                              3,350
                                                                    -----------
     Total assets                                                   $ 5,236,726
                                                                    ===========



                      Liabilities and Stockholders' Equity
                      ------------------------------------


Current liabilities:
  Accounts payable - stockholder                                          2,500
  Other accounts payable                                                  5,919
  Accrued wages                                                          20,614
  Other accrued liabilities                                             122,142
                                                                    -----------
       Total current liabilities                                        151,175
                                                                    -----------

Stockholders' equity:
  Common stock, $0.001 par value
   Authorized 10,000,000 shares;
   issued and outstanding 4,262,600 shares                                4,263
  Additional paid-in capital                                          7,514,145
  Deficit accumulated during the development stage                   (2,432,857)
                                                                    -----------
     Total stockholders' equity                                       5,085,551

Commitments
--------------------------------------------------------------------------------
     Total liabilities and stockholders' equity                     $ 5,236,726
================================================================================


See accompanying notes to financial statements.



                                       PROFILE TECHNOLOGIES, INC.
                                     (A Development Stage Enterprise)

                                           Statements of Operations

=================================================================================================================

                                                                  Period from
                                                                  July 1, 1988
                                                                   (inception)
                                                                    through               Years ended June 30
                                                                    June 30,           --------------------------
                                                                      1997               1997              1996
-----------------------------------------------------------------------------------------------------------------

Revenues - testing services and research
    and development fees                                          $   482,189            50,000            37,500
                                                                  -----------------------------------------------

Costs and expenses:
   Research and development                                         1,357,690           272,240           239,422
   General and administrative                                         806,745           351,312           114,136
   Excess of fair market value over excise price
     of extended and assigned existing common
     stock purchase warrants                                          350,000            50,000            90,000
   Fair value of common stock purchase
     warrants granted to consultants                                  509,154           509,154              --
                                                                  -----------------------------------------------
          Total costs and expenses                                  3,023,589         1,182,706           443,558
                                                                  -----------------------------------------------
          Loss from operations                                     (2,541,400)       (1,132,706)         (406,058)

Interest income                                                       108,443            97,703             5,205
Other income                                                              100              --                --
                                                                  -----------------------------------------------
          Net loss                                                $(2,432,857)       (1,035,003)         (400,853)
                                                                  ===============================================

Net loss per share                                                                  $      0.26              0.11

Weighted average common and common share
   equivalents outstanding                                                            3,933,148         3,664,794
=================================================================================================================


See accompanying notes to financial statements.



                                                    PROFILE TECHNOLOGIES, INC.
                                                (A Development Stage Enterprise)

                                               Statements of Stockholders' Equity
===================================================================================================================================
                                                                                                               Deficit
                                                                                                             accumulated     Total
                                                                        Common stock          Additional      during the     stock
                                                                   ----------------------      paid-in       development    holders'
                                                                   Shares         Amount       capital         stage         equity
------------------------------------------------------------------------------------------------------------------------------------
Sale at inception (July 1, 1988), $.0005 per share                1,000,000    $      500          --            --             500
Sale of common stock in July, $.0005 per shares                     600,000           300          --            --             300
Sale of common stock in September, $.25 per share                   400,000         1,200        98,800          --         100,000
Net loss                                                               --            --            --         (85,749)      (85,749)
                                                                  -----------------------------------------------------------------
Balances at June 30, 1989                                         2,000,000         2,000        98,800       (85,749)       15,051
Sale of common stock in September, $.25 per share                    80,000            80        19,920          --          20,000
Net loss                                                               --            --            --         (13,683)      (13,683)
                                                                  -----------------------------------------------------------------
Balances at June 30, 1990                                         2,080,000         2,080       118,720       (99,432)       21,368
Sale of common stock in October, $.25 per share                     114,000           114        28,386          --          28,500
Issuance of common stock for services in November,
   $.25 per share                                                    40,000            40         9,960          --          10,000
Net loss                                                               --            --            --         (30,593)      (30,593)
                                                                  -----------------------------------------------------------------
Balances at June 30, 1991                                         2,234,000         2,234       157,066      (130,025)       29,275
Sale of common stock in September, $.625 per share                  296,000           296       184,704          --         185,000
Sale of common stock in May, $1.50 per share                        141,268           141       211,761          --         211,902
Net loss                                                               --            --            --        (267,186)     (267,186)
                                                                  -----------------------------------------------------------------
Balances at June 30, 1992                                         2,671,268         2,671       553,531      (397,211)      158,991
Sale of common stock in January, $1.50 per share                     51,000            51        76,449          --          76,500
Net loss                                                               --            --            --        (132,905)     (132,905)
                                                                  -----------------------------------------------------------------
Balances at June 30, 1993                                         2,722,268         2,722       629,980      (530,116)      102,586
Net loss                                                               --            --            --         (13,503)      (13,503)
                                                                  -----------------------------------------------------------------
Balances at June 30, 1994                                         2,722,268         2,722       629,980      (543,619)       89,083

Repurchases of common stock in October                              (16,000)          (16)      (13,984)         --         (14,000)
Sale of common stock in December, $1.75 per share,
   net of issuance costs of $22,115                                 268,332           269       447,196          --         447,465
Excess of fair value over exercise price of existing
   common stock purchase warrants extended in December                 --            --         210,000          --         210,000
Net loss                                                               --            --            --        (453,382)     (453,382)
                                                                  -----------------------------------------------------------------
Balances at June 30, 1995                                         2,974,600         2,975     1,273,192      (997,001)      279,166
Issuance of common stock for services in
   October, $1.00 per share                                          20,000            20        19,980          --          20,000
Sale of common stock in December-March, $2.00 per
   share, net of issuance costs of $34,600                          218,000           218       401,182          --         401,400
Excess of fair value over exercise price of
   existing common stock purchase warrants
   extended in March                                                   --            --          90,000          --          90,000
Net loss                                                               --            --            --        (400,853)     (400,853)
                                                                  -----------------------------------------------------------------
Balances at June 30, 1996                                         3,212,600         3,213     1,784,354    (1,397,854)      389,713
Fair value of common stock purchase warrants
   granted to consultants                                              --            --         509,154          --         509,154
Excess of fair market value over exercise price of
   existing common stock purchase warrants assigned
   by principal stockholder to others                                  --            --          50,000          --          50,000
Sale of common stock in February-March, $6.00 per share,
    net of issuance costs of $1,128,313                           1,050,000         1,050     5,170,637          --       5,171,687
Net loss                                                               --            --            --      (1,035,003)   (1,035,003)
-----------------------------------------------------------------------------------------------------------------------------------
Balances at June 30, 1997                                         4,262,600    $    4,263     7,514,145    (2,432,857)    5,085,551
===================================================================================================================================
See accompanying notes to financial statements.
                                                              F-5


                                          PROFILE TECHNOLOGIES, INC.
                                       (A Development Stage Enterprise)

                                           Statements of Cash Flows


=====================================================================================================================
                                                                 Period from
                                                                 July 1, 1988
                                                                (inception)
                                                                   through                   Years ended June 30
                                                                  June 30,            -------------------------------
                                                                    1997                 1997                  1996
---------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
   Net loss                                                     $(2,432,857)          (1,035,003)            (400,853)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                                  117,342               20,822               20,213
     Services received in exchange for common stock                  10,000                 --                   --
     Excess of fair value over exercise price of
       extended and assigned existing common
       stock purchase warrant                                       350,000               50,000               90,000
     Fair value of common stock purchase warrants
       granted to consultants                                       509,154              509,154                 --
     Changes in assets and liabilities:
        Contract work in progress                                   (20,000)             (20,000)              12,500
        Accounts receivable/payable - stockholder                     2,500              (12,154)              24,197
        Prepaid expenses                                            (52,798)             (52,549)                  37
        Other assets                                                 (3,350)              (3,350)                --
        Other accounts payable                                        5,919                1,379                3,916
        Accrued wages                                                20,614               20,614              (11,555)
        Other accrued liabilities                                   122,142               69,443               12,433
                                                                 ----------------------------------------------------
        Net cash used in operating activities                    (1,371,334)            (451,644)            (249,112)
                                                                 ----------------------------------------------------

Cash flows from investing activities:
   Patents                                                         (169,037)             (70,676)             (22,566)
   Purchase of property and equipment                              (148,182)             (21,320)             (12,295)
                                                                 ----------------------------------------------------
        Net cash used in investing activities                      (317,219)             (91,996)             (34,861)
                                                                 ----------------------------------------------------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net
    of issuance costs                                             6,643,254            5,267,551              305,536
   Repurchase of common stock                                       (14,000)                --                   --
   Organization costs                                                (4,101)                --                   --
                                                                -----------------------------------------------------
        Net cash provided by financing activities                 6,625,153            5,267,551              305,536
                                                                -----------------------------------------------------
        Increase in cash and cash equivalents                     4,936,600            4,723,911               21,563

Cash and cash equivalents at beginning of period                       --                212,689              191,126
                                                                -----------------------------------------------------
        Cash and cash equivalents at end of period              $ 4,936,600            4,936,600              212,689
                                                                =====================================================

Supplemental disclosures of noncash financing
   and investing activities - patent costs in
   exchange for common stock                                    $    20,000                 --                 20,000
=====================================================================================================================



See accompanying notes to financial statements.


                                                                    F-6


                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

                                 June 30, 1997

================================================================================

(1) Nature of Development Stage Activities and Summary of Significant Accounting Policies

     (a)  Nature of Development Stage Activities

          Profile Technologies, Inc. (Company), formerly Pipeline Profiles, Ltd., was incorporated in 1986 and commenced operations in fiscal year 1989 (inception). The Company is in the business of developing and commercializing potential processes for the nondestructive, noninvasive testing of both above ground and buried pipelines for the effectiveness of pipeline cathodic protecting systems and coating integrity. The Company believes that the first commercial applications of this process will likely be in the refining and petro-chemical segments of the industry, although the utilities industry has also expressed interest in the Company's process. The Company's future revenues are currently dependent upon the market's acceptance of its sole developed process. To date, the Company has not obtained any commercial contracts and there can be no assurance that the Company will obtain such contracts. As of June 30, 1997, the Company is considered to be in the development stage as the Company has not generated significant revenues from its research and development efforts and related service contracts with respect to the above process, and operations have primarily been financed through the issuance of common stock.

     (b)  Contract Revenue Recognition

          Earned revenue from research and development service contracts primarily related to testing of industrial pipeline integrity is recognized on the percentage-of-completion method of contract accounting. Contract revenues earned are recorded using the percentage-of-contract costs incurred to date to total estimated contract costs.

          Anticipated losses on contracts are charged to earnings as soon as such losses can be estimated. Changes in estimated profits on contracts are recognized during the period in which the change in estimate is known.

          The Company records claims for additional compensation on contracts upon revision of the contract to include the amount to be received for the additional work performed. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs, and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Service contracts generally extend no more than six months.

     (c)  Research and Development

          Research and development costs are expensed when incurred.

                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                         Notes to Financial Statements

================================================================================

     (d)  Property and Equipment

          Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three to seven years.

     (e)  Patents

          Patent and related application costs will be amortized using the straight-line method over the shorter of the patents' estimated useful lives or their legal lives (seventeen years). Amortization will commence once the Company has succeeded from development stage activities. The Company assesses the recoverability of this intangible asset by determining whether the balance can be recovered through forecasted future operations. The amount of impairment, if any, is measured based on projected future results using a discount rate reflecting the Company's assumed average cost of funds.

     (f)  Deferred Offering Costs

          Deferred offering costs include costs incurred in connection with the initial public offering. Such costs were capitalized and charged against additional paid-in capital upon completion of the offering.

     (g)  Income Taxes

          Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

          Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

     (h)  Major Customers

          As the Company is still in the development stage, all of the Company's revenues were from two and three domestic customers for the years ended June 30, 1997 and 1996, respectively.

     (i)  Cash Equivalents

          The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.


                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

================================================================================


     (j)  Net Loss Per Share

          Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents include all warrants and stock options which would have a dilutive effect, applying the treasury stock method. Additionally, common and common equivalent shares issued during the twelve months immediately preceding the date of the Company's initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented prior to the offering, including loss years where the impact of the incremental shares is antidilutive, using the treasury stock method and an initial public offering price of $6 per share.

     (k)  Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (l)  Patents, Proprietary Technology and Other Intellectual Property

          The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. The Company's success depends in a large part upon its ability to protect its products and technology under United States and international patent laws and other intellectual property laws. U.S. patents have a term of 17 years from date of issuance and patents in most foreign countries have a term of 20 years from the proprietary filing date of the patent application.

          The Company believes that it owns and has the right to use or license all proprietary technology necessary to license and market its products under development. The Company is not aware of the issuance of any patents or the filing of any patent applications which relate to processes or products which utilize the Company's proprietary technology in a manner which could be similar to or competitive with the Company's products or processes. The Company has no knowledge that it is infringing on any existing patent such that it would be prevented from marketing or licensing products or services currently being developed by the Company.


                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                        (A Development Stage Enterprise)

                          Notes to Financial Statements

================================================================================

     (m)  Concentrations of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents. The Company regularly invests funds in excess of its immediate needs in a money market account with Citibank (Account). Funds invested in the Account are uninsured and subject to investment risk. Included with cash and cash equivalents were amounts held in the Account of $4,825,000 at June 30, 1997. Additionally, at June 30, 1996,
          approximately $180,000 was included in cash and cash equivalents which was held in a separate money market account with Citibank. Amounts held in this money market account are insured up to $100,000 by the Federal Depository Insurance Corporation.

     (n)  Product Development Costs

          Product development costs are charged to operations as incurred. Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility.

          Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. All product development costs have been expensed.

     (o)  Stock-Based Compensation

          The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, during 1997. This statement permits a company to choose either a new fair-value-based method or the Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, intrinsic-value-based method of accounting for stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair-value-based method had been applied in financial statements of companies that continue to account for such arrangements under APB
          Opinion No. 25. The Company has elected to continue to record stock-based compensation using the APB Opinion No. 25 intrinsic-value-based method and, therefore, the adoption of SFAS No. 123 has not impacted the Company's financial position, results of operations, or liquidity.

     (p)  Reclassifications

          Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.


                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements


================================================================================


(2) Property and Equipment

     Property and equipment at June 30, 1997 consist of the following:

           Trailer                                  $    11,670
           Equipment                                    136,512
                                                    -----------
                                                        148,182
           Less accumulated depreciation                113,241
                                                    -----------
                                                    $    34,941
                                                    ===========


     Depreciation expense totaled $113,241, $20,822 and $20,213 for the period from July 1, 1988 (inception) through June 30, 1997 and the years ended June 30, 1997 and 1996, respectively.

(3) Services Received in Exchange for Common Stock

     The Company values common stock issued in payment for services provided to the Company based either on third-party billings or the estimated fair value of the common stock issued. During fiscal year 1991, two individuals (one a board member) each received 20,000 shares of common stock in payment for services provided to the Company. These services were valued at $10,000 based on the estimated fair value of the common stock issued.

     In October 1995, the Company issued 20,000 shares of common stock for legal services provided to the Company valued at $20,000 based on third-party billings.

(4) Related Parties

     (a)  Accounts Payable - Stockholder

          At June 30, 1997, the Company owed $2,500 to a stockholder of the Company for business expenses.

     (b)  Consulting Services and Wages

          The Company's policy is to pay wages and consulting fees to two key individuals on a basis consistent with available cash flows. Wages and consulting fees to these individuals, Gale Burnett, President, and Henry Gemino, Executive Vice-President, were approximately $879,000, $209,000 and $182,000 for the period from July 1, 1988 (inception) through June 30, 1997 and the years ended June 30, 1997 and 1996, respectively. Included in accrued wages are amounts owing to the president and executive vice-president totaling approximately $20,000 at June 30, 1997.



                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                        (A Development Stage Enterprise)

                          Notes to Financial Statements

================================================================================


          Additional consulting fees were paid to a director of the Company, Dr. John Kuo, totaling approximately $149,000, $80,000 and $54,000 for the period from July 1, 1988 (inception) through June 30, 1997 and the years ended June 30, 1997 and 1996, respectively. Included in other accrued liabilities are amounts owing to the director totaling $60,829 at June 30, 1997.

     (c)  Royalty Arrangement

          In July 1988, the primary technology rights used by the Company were contributed by Northwood Enterprises Inc. (NEI), a company wholly-owned by certain Company stockholders. In exchange for contributing the technology, the Company agreed to pay a royalty of 4% of the Company's net earnings before taxes to certain Company stockholders. When the Company becomes profitable, royalties will be due quarterly. In March 1996, an additional 1% was given to a director of the Company in exchange for his expertise, technological know-how and proprietary information and trade secrets.

     (d)  Facilities

          Since 1991, two of the Company's officers/stockholders have provided the use of their homes for office facilities and research development activity at no additional charge to the Company.

(5) Income Taxes

     Federal income taxes reported by the Company differ from the amount computed by applying the statutory rate due primarily to limitations on utilizing net operating losses.

     The tax effect of temporary differences that give rise to significant portions of Federal deferred tax assets are comprised of the following at June 30, 1997:

       Deferred tax assets:
          Net operating loss carryforwards              $  507,000
          Stock compensation                               292,000
          Research and experimentation
            credit carryforwards                            57,000
                                                        ----------
                Gross deferred tax assets                  856,000
          Less valuation allowance                         856,000
                                                        ----------
                Net deferred tax assets                 $     --
                                                        ==========

     The net increase in the valuation allowance for deferred tax assets was $436,145 and $62,008 for the years ended June 30, 1997 and 1996, respectively. The increases were primarily due to increases in the amount of net operating loss carryforwards that could not be utilized and stock compensation.


                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

================================================================================


     For Federal income tax purposes, the Company has net operating loss carryforwards at June 30, 1997 available to offset future Federal taxable income, if any, of approximately $1,500,000 which begin to expire in 2003. In addition, the Company has research and experimentation tax credit carryforwards of approximately $57,000 at June 30, 1997 which are available to offset income taxes over an indefinite period.

     The utilization of the tax net operating loss carryforwards may be limited due to ownership changes that have occurred as a result of the sale of common stock.

(6) Stockholders' Equity

     (a)  Stock Split

               In December 1995, the Company authorized a 2-for-1 stock split of the Company's common stock and a change in par value to $.001. All share, par value and per share information has been adjusted for all periods presented to reflect the stock split and par value change.

     (b)  Stock Warrants and Stock-Based Compensation

               The Company has granted stock warrants to compensate key employees, consultants and board members for past and future services. The stock warrants are generally exercisable immediately at the date of the grant. The Company extended the exercise period on certain warrants to October 2001 from October 1999 which resulted in compensation expense in the amount of $210,000 in December 1994. The related warrants were originally granted in November 1991 and September 1993.

               In March 1996, the Company extended the exercise period on all stock warrants to October 2004 which resulted in compensation expense of $90,000.

               In November 1996, the Company recorded noncash compensation expense totaling $559,154 related to warrant transactions. The Company issued a warrant to purchase 285,000 shares of common stock to a consultant at an exercise price of $3.50 per share and a warrant to its attorney to purchase 10,000 shares of common stock at an exercise price of $7.20 per share. The Company also agreed to issue warrants to purchase 25,000 shares of common stock with an exercise price of $7.20 to each of its two of its nonemployee directors. In addition, the Company's principal shareholder agreed to assign warrants to purchase 50,000 shares of common stock at $3.00 per share to other employees, directors and shareholders of the Company. In connection with the IPO, the Company issued warrants to the underwriter to purchase 100,000 shares of common stock at $8.40 per share.

               At June 30, 1997, warrants to purchase 1,120,000 shares were exercisable at prices ranging from $1.125 to $8.40 per share. The date of expiration on all warrants is October 31, 2004, except for the underwriter warrants for 100,000 shares issued in connection with the IPO which expire February 12, 2002.


                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                        (A Development Stage Enterprise)

                          Notes to Financial Statements

================================================================================


     The following is a summary of warrants outstanding at June 30, 1997:

                                        Warrants outstanding

                                         Weighted-average          Number of
                           Number             remaining             warrants
     Exercise prices      outstanding      contractual life       exercisable
     ---------------------------------------------------------------------------

        $ 1.125             320,000              7.33               320,000
          1.500              40,000              7.33                40,000
          3.000             270,000              7.33               270,000
          3.500             285,000              7.33               285,000
          7.200             105,000              7.33               105,000
          8.400             100,000              4.67               100,000

     The Company applies APB Opinion No. 25 and related interpretations in accounting for warrant grants to employees. Had compensation cost for the Company's warrant awards been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                  Years ended June 30
                                               --------------------------
                                                  1997            1996
                                               --------------------------
       Net loss:
         As reported                           $1,035,003         400,853
         Pro forma                              1,171,003         800,003

       Net loss per share:
         As reported                           $    .26            .11
         Pro forma                                  .30            .22


     The weighted average fair value per share of the warrant, grants or extensions made during the years ended June 30, 1997 and 1996, where the fair value of the underlying stock equaled the exercise price, was approximately $1.27 and $0.72, respectively, and the number of warrants were 60,000 and 315,000, respectively.

     The weighted average fair value per share of the warrant, grants or extensions made during the years ended June 30, 1997 and 1996, where the exercise price was below the fair value of the underlying stock, was approximately $1.85 and $1.31, respectively and the number of warrants were 335,000 and 360,000, respectively.

     The fair value of warrant grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 1997 and 1996: expected volatility of 50%, risk-free interest rate of 6%, expected lives ranging from three to six years; and a 0% dividend yield. The initial effects of applying SFAS No. 123 may not be representative of the effects on pro forma net income or loss for future years.


                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

================================================================================


(7) Operating Leases

     During fiscal year 1997, the Company entered into operating lease agreements that expire at various dates for office facilities in Washington State and New York State. Aggregate minimum rental payments on operating leases as of June 30, 1997 are as follows:

                 1998                  $  39,600
                 1999                     17,100
                                       ---------
                                       $  56,700
                                       =========

     Total rent expense under the operating leases was $5,700 during the year ended June 30, 1997.

(8) New Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Earnings Per Share. This statement establishes standards for the computation, presentation and disclosure of earnings per share (EPS), replacing the presentation of currently required Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur, upon exercise or conversion of securities into common stock using the treasury stock method. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997, including interim periods, and earlier application is not permitted. When adopted, the Company will be required to restate its EPS data for all prior periods presented. The Company does not expect the impact of the adoption of this statement to be material to previously reported EPS amounts.

     In February 1997, the FASB issued SFAS No. 129, Disclosures of Information About Capital Structure, which establishes standards for disclosing information about an entity's capital structure. The disclosures are not expected to have a significant impact on the Company. SFAS No. 129 is effective for financial statements ending after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 is effective for years beginning after December 15, 1997. The Company does not anticipate a material impact upon adoption of this standard.



                                                                     (Continued)

     In June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 replaces the "industry segment" concept of Financial Accounting Standards No. 14 with a "management approach" concept as the basis for identifying reportable segments. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. The Company does not anticipate a material impact upon adoption of this standard.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
         ----------------------------------------------------------------

     In November of 1995 the Company dismissed Moss Adams, LLP, a regional accounting firm primarily located in the Pacific Northwest, and hired KPMG Peat Marwick LLP, an international accounting firm. None of the accountant's reports of Moss Adams on the financial statements of the Company contained any adverse opinion or disclaimer of opinion, or were modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Board of Directors of the Company. At the time the Company changed accountants, there were no disagreements with Moss Adams, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Moss Adams, would have caused Moss Adams to make reference to the subject matter of the disagreements in connection with any of its reports.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
        ------------------------------------------------------------------------

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on November 14, 1997. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than October 21, 1997. The information required by this Item 9 is incorporated by reference from the Proxy Statement.

Item 10.  Executive Compensation.
          -----------------------

     The information required by this Item 10 is incorporated by reference from the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
          ---------------------------------------------------------------

     The information required by this Item 11 is incorporated by reference from the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

     The information required by this Item 12 is incorporated by reference from the Proxy Statement.

Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits
                  (3)
                           (i) Articles of Incorporation(1)
                           (ii) Bylaws(2)

                  (10.1) Royalty Agreement(3)
                  (10.2) Assignment of Patent Rights(4)
                  (10.3) Consulting Agreement with Dr. John Kuo(5) (11.1) Earnings Per Share Calculation

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

     (1) Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Profile Technologies, Inc. filed with the Securities and Exchange Commission on May 10, 1996. (333- 4714-NY)
     (2) Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 of Profile Technologies, Inc. filed with the Securities and Exchange Commission on May 10, 1996 (333- 4714-NY)
     (3) Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of Profile Technologies, Inc. filed with the Securities and Exchange Commission on May 10, 1996. (333- 4714-NY)
     (4) Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 of Profile Technologies, Inc. filed with the Securities and Exchange Commission on July 31, 1996 (333- 4714-NY)
     (5) Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2 of Profile Technologies, Inc. filed with the Securities and Exchange Commission on July 31, 1996. (333- 4714-NY)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          PROFILE TECHNOLOGIES, INC.



                                          By: /s/  G.L. Scott
                                              ----------------------------------
                                                   G.L. SCOTT
                                                   Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures               Title                   Date


/s/G.L. Scott            Chairman, Principal      Sept. 24, 1997
--------------------     Executive Officer,             --
   G.L. SCOTT            Director

/s/Henry Gemino          Executive Vice-          Sept. 24, 1997
--------------------     President, Chief               --
   HENRY GEMINO          Operating Officer,
                         Chief Financial Officer,
                         Principal Accounting
                         Officer, Director


/s/Gale D. Burnett       President, Director      Sept. 24, 1997
--------------------                                    --
   GALE D. BURNETT


/s/Murphy Evans          Director                 Sept. 24, 1997
--------------------                                    --
   MURPHY EVANS


/s/John Tsungfen Kuo     Director, Chief          Sept. 24, 1997
---------------------    Technical Consultant           --
   JOHN TSUNGFEN KUO