Form 10QSB
period 1997-09-30
PROFILE TECHNOLOGIES INC
filed 1997-11-13
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
             1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1997

Commission file number 0-21151


                           PROFILE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                     91-1418002
--------                                                     ----------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)


1077 Northern Blvd., Roslyn, NY                                 11576
-------------------------------                                 -----
(Address of principal executive offices)                      (Zip Code)


                                  516-365-1909
                                  ------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No
                                                              ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     There were 4,262,600 shares of common stock issued and outstanding on November 6, 1997.

Transitional Small Business Disclosure Format
(Check one):

Yes     No    X
    ---      ---

Item 1.   Financial Statements

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Condensed Balance Sheets
================================================================================
                                                     September 30,    June  30,
                                                         1997           1997
================================================================================
                                     Assets
                                     ------
                                                      (unaudited)

Current assets:
  Cash and cash equivalents                          $ 4,742,046      4,936,600
  Accounts receivable                                     50,000              0
  Contract work-in-progress                                 --           20,000
  Prepaid expenses                                        30,658         52,798
                                                     -----------    -----------

      Total current assets                             4,822,704      5,009,398

Property and equipment, net                               72,134         34,941
Patents                                                  189,037        189,037
Other assets                                               3,530          3,350
                                                     -----------    -----------

      Total assets                                   $ 5,087,405      5,236,726
                                                     -----------      ---------

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
  Accounts payable - stockholder                            --            2,500
  Other accounts payable                                  16,107          5,919
  Accrued wages                                            6,520         20,614
  Other accrued liabilities                              103,132        122,142
                                                     -----------    -----------

      Total current liabilities                          125,759        151,175
                                                     -----------    -----------

Stockholders' equity:
  Common stock, $0.001 par value
   Authorized 10,000,000 shares; issued
   and outstanding 4,262,600 shares at
   September 30, 1997 and June 30,1997                     4,263          4,263
  Additional paid-in capital                           7,514,145      7,514,145
  Deficit accumulated during the development stage    (2,556,762)    (2,432,857)
                                                     -----------    -----------

      Total stockholders' equity                       4,961,646      5,085,551

Commitments
================================================================================
      Total liabilities and stockholders' equity     $ 5,087,405    $ 5,236,726
================================================================================





            See accompanying notes to condensed financial statements



                                                  PROFILE TECHNOLOGIES, INC.
                                                (A Development Stage Enterprise)

                                               Condensed Statements of Operations
                                                          (unaudited)

                                                  Period from
                                                 July 1, 1988
                                             (inception) through                Three months ended
                                                 September 30,                     September 30,
                                                ----------------        ---------------------------------
                                                      1997                  1997                   1996
=========================================================================================================
Revenues - testing services and research and
development fees                                  $   512,189                30,000                30,000
                                                  -----------           -----------           -----------

Costs and expenses:
    Research and development                        1,437,234                79,544                66,593
    General and administrative                        948,455               141,710                26,130
    Excess of fair market value over
      exercise price of extended
      and assigned existing common stock
      purchase warrants                               350,000                  --                    --

Fair value of common stock purchase
 warrants granted to consultants                      509,154                  --                    --
                                                  -----------           -----------           -----------
         Total costs and expenses                   3,244,843               221,254                92,723
                                                  -----------           -----------           -----------

         Loss from operations                      (2,732,654)             (191,254)              (62,723)
                                                  -----------           -----------           -----------

Interest income                                       175,792                67,349                 1,055
Other income                                              100                  --                    --
                                                  -----------           -----------           -----------

         Net loss                                 $(2,556,762)             (123,905)              (61,668)
                                                  -----------           -----------           -----------

Net loss per share                                                      $     (0.03)                (0.02)

Weighted average common and common share
     equivalents outstanding                                              4,262,600             3,756,350

=========================================================================================================

                            See accompanying notes to condensed financial statements

                                               PROFILE TECHNOLOGIES, INC.
                                             (A Development Stage Enterprise)

                                           Statements of Stockholders' Equity
                                                        (unaudited)
                                                                                                  Deficit
                                                                                                accumulated       Total
                                                            Common stock         Additional      during the       stock-
                                                      -------------------------  paid-in         development     holders'
                                                       Shares           Amount    capital         stage          equity
========================================================================================================================
Sale at inception (July 1, 1988),
 $.0005 per share                                     1,000,000    $      500         --            --             500
Sale of common stock in July,
 $.0005 per share                                       600,000           300         --            --             300
Sale of common stock in  September,
 $.25 per share                                         400,000         1,200       98,800          --         100,000
Net loss                                                   --            --           --         (85,749)      (85,749)
                                                     ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1989                             2,000,000         2,000       98,800       (85,749)       15,051


Sale of common stock in September,
 $.25 per share                                          80,000            80       19,920          --          20,000
Net loss                                                   --            --           --         (13,683)      (13,683)
                                                     ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1990                             2,080,000         2,080      118,720       (99,432)       21,368
Sale of common stock in October,
 $.25 per share                                         114,000           114       28,386          --          28,500
Issuance of common stock for
 services in November, $.25
 per share                                               40,000            40        9,960          --          10,000
Net loss                                                   --            --           --         (30,593)      (30,593)
                                                     ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1991                             2,234,000         2,234      157,066      (130,025)       29,275

Sale of common stock in September,
 $.625 per share                                        296,000           296      184,704          --         185,000
Sale of common  stock in
 May, $1.50 per share                                   141,268           141      211,761          --         211,902
Net loss                                                   --            --           --        (267,186)     (267,186)
                                                     ----------    ----------    ----------    ----------    ----------


Balances at June 30, 1992                             2,671,268         2,671      553,531      (397,211)      158,991

Sale of common stock in January,
 $1.50 per share                                         51,000            51       76,449          --          76,500
Net loss                                                   --            --           --         132,905)     (132,905)
                                                     ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1993                             2,722,268         2,722      629,980      (530,116)      102,586

Net loss                                                   --            --           --         (13,503)      (13,503)
                                                     ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1994                             2,722,268         2,722      629,980      (543,619)       89,083

Repurchases of common stock in
 October                                                (16,000)           16)     (13,984)         --         (14,000)
Sale of common  stock
 in  December, $1.75 per share,
 net of issuance costs of $22,115                       268,332           269      447,196          --         447,465
Excess of fair value over
 exercise price of existing common
 stock purchase warrants extended
 in December                                               --            --        210,000          --         210,000
Net loss                                                   --            --           --         453,382)      453,382)
                                                     ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1995                             2,974,600         2,975    1,273,192      (997,001)      279,166

Issuance of common stock for services
 in October, $1.00 per share                             20,000            20       19,980          --          20,000
Sale of common stock in
 December-March, $2.00 per share
 net of  issuance  costs of $34,600                     218,000           218      401,182          --         401,400
Excess of fair value over
 exercise price of existing common
 stock purchase warrants extended in March                 --            --         90,000          --          90,000
Net loss                                                   --            --           --         400,853)     (400,853)
                                                     ----------    ----------    ----------    ----------    ----------

                             See accompanying notes to condensed financial statements
                                                          4


                                                     PROFILE TECHNOLOGIES, INC.
                                                  (A Development Stage Enterprise)

                                           Statements of Stockholders' Equity (Continued)
                                                           (unaudited)
                                                                                                  Deficit
                                                                                                accumulated       Total
                                                            Common stock         Additional      during the       stock-
                                                      -------------------------  paid-in         development     holders'
                                                       Shares           Amount    capital         stage          equity
========================================================================================================================

Balances at June 30, 1996                             3,212,600       $3,213     1,784,354    (1,397,854)      389,713

Fair value of common stock purchase
 warrants granted to consultants                           --            --        509,154          --         509,154
Excess of fair market value over exercise
  price of existing common stock purchase
  warrants assigned by principal
  stockholder to others                                    --            --         50,000          --          50,000
Sale of common stock in
 February - March, $6.00 per share,
 net of issuance costs of $1,128,313                  1,050,000         1,050    5,170,637          --       5,171,687
Net loss                                                   --            --           --      (1,035,003)   (1,035,003)
                                                     ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1997                             4,262,600         4,263    7,514,145    (2,432,857)    5,085,551

Net loss                                                   --            --           --        (123,905)     (123,905)
======================================================================================================================

Balances at September 30, 1997                        4,262,600         4,263    7,514,145    (2,556,762)    4,961,646
======================================================================================================================

                                     See accompanying notes to condensed financial statements


                                              PROFILE TECHNOLOGIES, INC.
                                           (A Development Stage Enterprise)

                                          Condensed Statements of Cash Flows
                                                       (unaudited)

                                                  Period from
                                                  July 1, 1988
                                              (inception) through                    Three months ended
                                                 September 30                          September 30
                                                                             ---------------------------------
                                                     1997                       1997                    1996
==============================================================================================================
Cash flows from  operating  activities:
 Net loss                                         $(2,556,762)               (123,905)                (61,668)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
   Depreciation and amortization                      125,614                   8,272                   5,053
   Services received in exchange
    for common stock                                   10,000                    --                      --
   Excess of fair value over exercise
    price of extended and assigned
    existing common stock purchase
    warrants                                          350,000                    --                      --
   Fair value of common stock
    purchase warrants granted to
    consultants                                       509,154                    --                      --
   Changes in assets andliabilities:
    Accounts receivable                                50,000)                (50,000)                   --
    Contract work-in-progress                            --                    20,000                 (30,000)
    Accounts receivable/payable -
     stockholder                                         --                    (2,500)                (12,154)
    Prepaid expenses                                  (30,658)                 22,140                     249
    Other assets                                       (3,530)                   (180)                   --
    Other accounts payable                             16,107                  10,188                  (2,965)
    Accrued wages                                       6,520                 (14,094)                   --
    Other accrued liabilities                         103,132                 (19,010)                 26,954
                                                  -----------             -----------             -----------

        Net cash used in operating
          activities                               (1,520,423)               (149,089)                (74,531)
                                                   ----------             -----------             -----------
Cash flows from investing activities:
  Patents                                            (169,037)                   --                      (452)
  Purchase of property and
   equipment                                         (193,647)                (45,465)                   (345)
                                                  -----------             -----------             -----------

        Net cash used in investing
         activities                                  (362,684)                (45,465)                   (797)
                                                  -----------             -----------             -----------
Cash flows from financing activities:
  Proceeds from issuance of common
   stock, net of issuance costs                     6,643,254                    --                      --
  Repurchase of common stock                          (14,000)                   --                      --
  Deferred IPO costs                                     --                      --                   (17,910)
  Organizational costs                                 (4,101)                   --                      --
                                                  -----------             -----------             -----------

        Net cash provided by
         financing activities                       6,625,153                       0                 (17,910)
                                                  -----------             -----------             -----------
        Increase (decrease) in
         cash and cash equivalents                  4,742,046                (194,554)                (93,238)
Cash and cash equivalents at
  beginning of period                                    --                 4,936,600                 212,689
                                                  -----------             -----------             -----------

Cash and cash equivalents
  at end of period                                  4,742,046               4,742,046                 119,451
                                                  -----------             -----------             -----------

Supplemental  disclosure  of  noncash
financing and investing activities -
 Patent costs in exchange for
 common stock                                     $    20,000                    --                      --

=============================================================================================================

                           See accompanying notes to condensed financial statements

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                    Notes to Condensed Financial Statements

--------------------------------------------------------------------------------

(1) Basis of Presentation

     The unaudited interim condensed financial statements and related notes have beenprepared pursuant to the instructions to Form 10QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such instructions. The accompanying condensed financial statements and related notes should be readin conjunction with the audited financial statements and notes thereto included in the annual report Form 10KSB for the year ended June 30, 1997.

     The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(2) Net Loss Per Share

     Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during each year. Common stock equivalents include all warrants and stock options which would have a dilutive effect, applying the treasury stock method. Additionally, for fiscal year 97, common and common equivalent shares issued during the twelve months immediately preceding the date of the Company's initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented, including loss years where the impact of the incremental shares is antidilutive, using the treasury stock method and the anticipated initial public offering price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

GENERAL

     The Company is in the business of developing and commercializing potential processes for the non-destructive, non-invasive testing of both above ground and buried pipeline to evaluate the condition and integrity of the pipeline. The Company believes that the development of its pulse propagation analyzer process and the further refinement of the technology associated therewith has progressed to the point where it believes commercial utilization is now feasible. The Company has not, as of yet, obtained significant revenues from its planned primary source of revenues and has no commercial contracts in place for the use of its process or technology. The goal of the Company has been the establishment of technological feasibility associated with its services to electronically measure corrosion in piping of all kinds. The Company's process identifies areas of corrosion, areas that lack cathodic protection and areas that may have defective coating on both below ground and above ground pipes. The pulse propagation analyzer consists of a computer, software to enhance collection and processing of data, a precision multi-channel pulse generator and a signal analyzer. During fiscal 1996, the Company began to see rapid progress in the development of its technology and its ability to meet the expectations of potential customers. By that time, the Company had begun to accelerate its efforts and expend more resources to develop its technology faster. Thus, expenses have been generally increasing at a faster pace than in prior periods. The Company expects these trends to continue as its technological development continues at this accelerated pace. The Company believes that it attained technological feasibility of its process with the completion of its research and development activity in a controlled environment in July of 1996.

     In order for the Company to obtain significant revenues from the use of its technology, the Company must establish a sales and marketing organization that is effective and obtains customers for its pulse propagation analyzer. The Company must also be able to supply and train work crews in sufficient numbers to satisfy the requirements of its customers. From inception through September 30, 1997, the Company incurred losses of $2,556,762 and losses are expected to continue at least through the second quarter of the year ending June 30, 1998; no assurances can be given that losses will not continue thereafter.

RESULTS OF OPERATIONS

Quarter Ended September 30, 1997 Compared to the Quarter
Ended September 30, 1996
---------------------------------------------------------

     The Company had revenues of $30,000 for the quarter ended September 30, 1997 compared to $30,000 for the quarter ended September 30, 1996. The loss from operations for the quarter ended September 30, 1997 was $191,254 compared to a loss from operations of $62,723 for the quarter ended September 30, 1996. The operating loss for the quarter ended September 30, 1997 was offset somewhat by interest income in the amount of $67,349 representing interest earned from proceeds of the Company's public offering which was completed in February of 1997. This resulted in a net loss of $123,905 for the quarter ended September 30, 1997 compared to a net loss of $61,668 for the quarter ended September 30, 1996. Research and development expenses increased slightly to $79,544 for the quarter ended September 30, 1997 compared to $66,593 for the quarter ended September 30, 1996. General and administrative expenses increased substantially to $141,710 for the quarter ended September 30, 1997 from $26,130 for the quarter  ended  September  30, 1996,  primarily  because of  increased  expenses associated with setting up new corporate offices in New York and the establishment of a research and development facility in Ferndale, Washington following the completion of the public offering. The Company also incurred increased salary expense because it was in the financial position to pay the salaries and consulting fees that it had been limited in paying in the quarter ended September 30, 1996. In addition, professional fees related to various tax and accounting matters and board of directors liability insurance were incurred during the quarter ended September 30, 1997 which were necessitated by the Company's status as a publicly traded company.

LIQUIDITY AND CAPITAL RESOURCES

     Revenues for the period from July 1, 1988 (inception) through September 30, 1997, were $512, 189 while expenses were $3,244,843, resulting in a loss from operations, since inception, of $2,732,654. Net cash used in operating activities from inception through September 30, 1997 was $1,520,423. Of this amount, $149,089 was spent in the three month period ended September 30, 1997. Thus, while the revenues derived from research and development activities funded by multi-national oil companies and major utilities have been indicative of financial support for the Company's efforts to develop its technology, they have not been sufficient to cover expenses. Accordingly, the Company has maintained adequate liquidity and cash reserves through the private placement and public offering of its common stock. Such private placements, from inception through the period ended March 31, 1996, totaled $1,471,567. The Company has not conducted any private placements of its common stock since that date. In December 1994 the Company extended the expiration date on certain Common Stock purchase warrants which, pursuant to the requirements of generally accepted accounting principals, resulted in the recognition of an additional contribution of capital in the amount of $210,000 together with a corresponding charge to compensation expense. Such warrants were further extended in the quarter ended March 31, 1996 and the Company incurred an additional expense of $90,000 in connection therewith. Additional noncash expenses relating to the issuance of new warrants or the extension of previously issued warrants in the amount of $559,154 were incurred in the quarter ended December 31, 1996. These transactions had no effect on aggregate stockholders' equity. The Company did not have difficulty arranging for private placements of its common stock in the past and these placements provided sufficient liquidity for the Company to operate. The Company's available cash and equivalents as of September 30, 1997 increased substantially because of the public offering proceeds. At September 30, 1997, the Company had working capital of $4,696,945 and no material long term commitments or material commitments for capital expenditures.

     In February of 1997, the Company completed an initial public offering of its common stock, selling 1,000,000 shares at a price of $6.00 per share, as well as an Underwriter's overallotment option of 50,000 shares, also at a price of $6.00 per share. Net offering proceeds of approximately $5,172,000 were realized by the Company from this public offering. The Company, pending utilization of the net proceeds in operations, has invested such proceeds in short-term, high grade, interest-bearing instruments. The Company believes that its current capital resources and liquidity are adequate for at least the next twelve months. Other than equipment purchases for field crews if the Company is successful in obtaining commercial contracts, the Company does not have any plans for significant capital expenditures. To date, the Company has only obtained small research and development contracts, the proceeds of which were used to defray a portion of the Company's research and development costs.

RESOURCES

     As of September 30, 1997 the Company did not have any material commitments for capital expenditures. However, it is management's intention to direct the Company's activities towards obtaining fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of the operations may require alternate sources of financing such equipment. The timing of these events is dependent upon the Company's ability to obtain fee for service contracts, which is dependent upon the Company's continuing ability to demonstrate the effectiveness of its technology. The Company believes that its cash position is sufficient to satisfy its operating needs for the next twelve months. Management believes it is well on the way to reaching these milestones, but there can be no assurance that the Company's process will be accepted within any particular time frame, or at all. The Company recently acquired commercial office space in the NewYork City area as well as space to carry out research and development activities in Ferndale, Washington. The Company will continue to incur increased expenses associated with the leasing of such space. The Company will also incur additional personnel expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts.

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



                                                PROFILE TECHNOLOGIES, INC.
                                                       (Registrant)


Date: November 12, 1997                          /s/ G.L. Scott
                                                ---------------
                                                G.L. SCOTT
                                                Chief Executive Officer



                                                 /s/Henry Gemino
                                                HENRY GEMINO
                                                Chief Financial Officer