Form 10QSB
period 1997-12-31
PROFILE TECHNOLOGIES INC
filed 1998-02-10
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 1997

Commission file number 0-21151


                           PROFILE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                             91-1418002
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)


1077 Northern Blvd., Roslyn, NY                                    11576
(Address of principal executive offices)                         (Zip Code)


                                  516-365-1909
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

     There were 4,262,600 shares of common stock issued and outstanding on January 15, 1998.

Transitional Small Business Disclosure Format
(Check one):

Yes        No  X
   -----     -----

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

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

     In order for the Company to obtain significant revenues from the use of its technology, the Company must establish a sales and marketing organization that is effective and obtains customers for its pulse propagation analyzer. The Company must also be able to supply and train work crews in sufficient numbers to satisfy the requirements of its customers. From inception through December 31, 1997, the Company incurred losses of $2,749,619 and losses are expected to continue at least through the third quarter of the year ending June 30, 1998; no assurances can be given that losses will not continue thereafter.

RESULTS OF OPERATIONS

Quarter Ended December 31, 1997 Compared to the Quarter Ended December 31, 1996
-------------------------------------------------------------------------------

     The Company had no revenues for either of the quarters ended December 31, 1997 or December 31, 1996. The loss from operations for the quarter ended December 31, 1997 was $257,122 compared to a loss from operations of $645,538 for the quarter ended December 31, 1996. The loss for the quarter ended December 31, 1997 decreased by $388,416 over the comparable quarter ended December 31, 1996, primarily because of a non-cash expense of $559,154 which was incurred in the quarter ended December 31, 1996 related to the issuance or extension of common stock purchase warrants issued to management and consultants. Excluding this non-cash expense, operating losses for the quarter ended December 31, 1997 were actually $170,738 greater than for the quarter ended December 31, 1996. The operating loss for the quarter ended December 31, 1997 was offset somewhat by interest income in the amount of $64,265 representing interest earned from proceeds of the Company's public offering which was completed in February of 1997. This resulted in a net loss of $192,857 for the quarter ended December 31, 1997 compared to a net loss of $645,251 for the quarter ended December 31, 1996. Research and development expenses increased significantly to $75,131 for the quarter ended December 31, 1997 compared to $51,573 for the quarter ended December 31, 1996. General and administrative expenses increased substantially to $181,991 for the quarter ended December 31, 1997 from $34,811 for the quarter ended December 31, 1996, primarily because of increased expenses associated with setting up new corporate offices in New York and the establishment of a research and development facility in Ferndale, Washington following the completion of the public offering. The Company also incurred increased salary expense because it was in the financial position to pay the salaries and consulting fees that it had been limited in paying in the quarter ended December 31, 1996.

Six Months  Ended  December 31, 1997  Compared to Six Months Ended  December 31,
--------------------------------------------------------------------------------
1996.
-----

     Revenues remained constant at $30,000 for the six months ended March 31, 1997 compared to the six months ended December 31, 1996. Revenues in both six month periods were derived from research and development contracts or demonstration contracts with two large multi-national oil companies. Total costs and expenses for the six months ended December 31, 1997 were $478,376 compared to total costs and expenses of $738,261 for the six months ended December 31, 1996. However, of the total costs and expenses for the six months ended December 31, 1996, $559,154, or 75.7% were for noncash, nonrecurring charges associated with the issuance or extension of common stock purchase warrants. Excluding this non-cash expense, operating losses for the six months ended December 31, 1997 were actually $299,269 greater than for the six months ended December 31, 1996. This represents an increase of 167.1%. Research and development expenses increased to $154,675 for the six months ended December 31, 1997 from $118,166 for the six months ended December 31, 1996, an increase of $36,509 or 30.9%. The increase is primarily due to an increase in research and development activity. General and administrative expenses increased for the six months ended December 31, 1997 to $323,701, compared to $60,941 for the six months ended December 31, 1996.

     Management believes that both revenues and expenses of the Company are likely to increase during the fiscal year ending June 30, 1998 compared to the fiscal year ended June 30, 1997 if it is able to secure contracts with customers, of which there is no assurance. The revenues earned by the Company to date principally relate to research and development activities that have been sponsored by large multi-national oil companies and large utilities. These activities included field research and development at such companies' facilities. These activities are likely to continue during the year ending June 30, 1998 and for the foreseeable future. Management is also working towards obtaining fee for service contracts, which are hoped to be the major source of the Company's revenues. If fee for service contracts are obtained, management expects its expenditures associated with personnel and testing equipment will begin to rise. In addition, as the Company begins to actually provide fee for service work, additional administrative support activities will increase together with related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Revenues for the period from July 1, 1988 (inception) through December 31, 1997, were $512, 189 while expenses were $3,501,965, resulting in a loss from operations, since inception, of $2,989,776. Net cash used in operating activities from inception through December 31, 1997 was $1,668,650. Of this amount, $148,227 was spent in the three month period ended December 31, 1997. Thus, while the revenues derived from research and development activities funded by multi-national oil companies and major utilities have been indicative of financial support for the Company's efforts to develop its technology, they have not been sufficient to cover expenses. Accordingly, the Company has maintained adequate liquidity and cash reserves through the private placement and public offering of its common stock. Such private placements, from inception through the period ended March 31, 1996, totaled $1,471,567. The Company has not conducted any private placements of its common stock since that date. Noncash expenses relating to the issuance of new common stock warrants or the extension of previously issued warrants in the amount of $559,154 were incurred in the quarter ended December 31, 1996. These transactions had no effect on aggregate stockholders' equity. At December 31, 1997, the Company had working capital of $4,478,354 and no material long term commitments or material commitments for capital expenditures.

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

RESOURCES

     As of December 31, 1997 the Company did not have any material commitments for capital expenditures. However, it is management's intention to direct the Company's activities towards obtaining fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of the operations may require alternate sources of financing such equipment. The timing of these events is dependent upon the Company's ability to obtain fee for service contracts, which is dependent upon the Company's continuing ability to demonstrate the effectiveness of its technology. The Company believes that its cash position is sufficient to satisfy its operating needs for the next twelve months. Management believes it is well on the way to reaching these milestones, but there can be no assurance that the Company's process will be accepted within any particular time frame, or at all. The Company recently acquired commercial office space in the NewYork City area as well as space to carry out research and development activities in Ferndale, Washington. The Company will continue to incur increased expenses associated with the leasing of such space. The Company will also incur additional personnel expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts.

                                     PART II

Item 1. Legal Proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     On November 14, 1997 the Company held its annual meeting of shareholders in New York, NY. The only agenda item at the meeting was the election of a Board of Directors. Henry Gemino, Gale D. Burnett, G.L. Scott, Murphy Evans, John Tsungfen Kuo and Allen G. Reeves were all elected as directors to serve until the next annual shareholder's meeting.

Item 5. Other Information.

     None.



Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.
               None

     (b) Reports on Form 8-K.
               None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         PROFILE TECHNOLOGIES, INC.
                                               (Registrant)


Date: January 21, 1998                   /s/ G.L. Scott
                                         ---------------------------------------
                                         G.L. SCOTT
                                         Chief Executive Officer



                                         /s/ Henry Gemino
                                         ---------------------------------------
                                         HENRY GEMINO
                                         Chief Financial Officer

Item 1. Financial Statements


                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                            Condensed Balance Sheets

==============================================================================
                                                   December 31,       June 30,
                                                       1997             1997
==============================================================================

                                     Assets
                                     ------
                                                     (unaudited)
Current assets:
   Cash and cash equivalents                        $ 4,558,813      4,936,600
   Contract work-in-progress                               --           20,000
   Prepaid expenses                                      16,483         52,798
                                                    --------------------------

          Total current assets                        4,575,296      5,009,398

Property and equipment, net                              82,868         34,941
Patents                                                 204,037        189,037
Other assets                                              3,530          3,350
                                                    --------------------------

          Total assets                              $ 4,865,731      5,236,726
                                                    --------------------------

                      Liabilities and Stockholders' Equity
                      ------------------------------------


Current liabilities:
   Accounts payable - stockholder                        18,069          2,500
   Other accounts payable                                 1,528          5,919
   Accrued wages                                           --           20,614
   Other accrued liabilities                             77,345        122,142
                                                     -------------------------

          Total current liabilities                      96,942        151,175
                                                     -------------------------

Stockholders' equity:
   Common stock, $0.001 par value. Authorized
      10,000,000 shares; issued and outstanding
      4,262,600 shares at December 31, 1997
      at June 30, 1997                                    4,263          4,263
   Additional paid-in capital                         7,514,145      7,514,145
   Deficit accumulated during the development
        stage                                        (2,749,619)    (2,432,857)
                                                     -------------------------

          Total stockholders' equity                  4,768,789      5,085,551

==============================================================================

          Total liabilities and stockholders'
            equity                                  $ 4,865,731    $ 5,236,726
==============================================================================



            See accompanying notes to condensed financial statements




                                                PROFILE TECHNOLOGIES, INC.
                                             (A Development Stage Enterprise)

                                            Condensed Statements of Operations
                                                       (unaudited)

==============================================================================================================================
                                                Period from
                                               July 1, 1988
                                            (inception) through        Three months ended                 Six months ended
                                                December 31,               December 31,                      December 31,
                                              ---------------         ---------------------             --------------------
                                                    1997              1997             1996             1997            1996
==============================================================================================================================

Revenues - testing services and
   research and development fees               $   512,189             --               --             30,000           30,000
                                               -------------------------------------------------------------------------------

Costs and expenses:
   Research and development                      1,512,365           75,131           51,573          154,675          118,166
   General and administrative                    1,130,446          181,991           34,811          323,701           60,941
   Excess of fair market value
     over exercise price of extended
     and assigned existing common
     stock purchase warrants                       350,000             --             50,000             --             50,000

Fair value of common stock purchase
   warrants granted to consultants                 509,154             --            509,154             --            509,154
                                               -------------------------------------------------------------------------------

          Total costs and expenses               3,501,965          257,122          645,538          478,376          738,261
                                               -------------------------------------------------------------------------------

          Loss from operations                  (2,989,776)        (257,122)        (645,538)        (448,376)        (708,261)
                                               -------------------------------------------------------------------------------

Interest income                                    240,057           64,265              287          131,614            1,342
Other income                                           100             --               --               --               --
                                               -------------------------------------------------------------------------------

          Net loss                             $(2,749,619)        (192,857)        (645,251)        (316,762)        (706,919)
                                               -------------------------------------------------------------------------------

Basic and diluted loss per share                                $     (0.05)           (0.17)     $     (0.07)           (0.19)

Weighted average common and common
   share equivalents outstanding                                  4,262,600        3,756,350        4,262,600        3,756,350

==============================================================================================================================



                                    See accompanying notes to condensed financial statements

                                               PROFILE TECHNOLOGIES, INC.
                                            (A Development Stage Enterprise)

                                           Statements of Stockholders' Equity
                                                      (unaudited)

=============================================================================================================================
                                                                                                         Deficit
                                                                                                       accumulated     Total
                                                               Common stock            Additional      during the      Stock-
                                                         -----------------------        paid-in        development    holders'
                                                           Shares        Amount         capital           stage        equity
=============================================================================================================================
Sale at inception (July 1, 1988),
   $.0005 per share                                      1,000,000    $      500          --               --             500
Sale of common stock in July,
   $.0005 per share                                        600,000           300          --               --             300
Sale of common stock in September,
   $.25 per share                                          400,000         1,200        98,800             --         100,000
Net loss                                                      --            --            --            (85,749)      (85,749)
                                                         --------------------------------------------------------------------

Balances at June 30, 1989                                2,000,000         2,000        98,800          (85,749)       15,051

Sale of common stock in September,
   $.25 per share                                           80,000            80        19,920             --          20,000
Net loss                                                      --            --            --            (13,683)      (13,683)
                                                         --------------------------------------------------------------------

Balances at June 30, 1990                                2,080,000         2,080       118,720          (99,432)       21,368

Sale of common stock in October,
   $.25 per share                                          114,000           114        28,386             --          28,600
Issuance of common stock for services
   in November, $.25 per share                              40,000            40         9,960             --          10,000
Net loss                                                      --            --            --            (30,593)      (30,593)
                                                         --------------------------------------------------------------------

Balances at June 30, 1991                                2,234,000         2,234       157,068         (130,025)       29,275

Sale of common stock in September,
   $.625 per share                                         296,000           296       184,704             --         185,000
Sale of common stock in May,
   $1.50 per share                                         141,268           141       211,761             --         211,902
Net loss                                                      --            --            --           (267,186)     (267,186)
                                                         --------------------------------------------------------------------

Balances at June 30, 1992                                2,671,268         2,671       553,531         (397,211)      158,991

Sale of common stock in January,
   $1.50 per share                                          51,000            51        76,449             --          76,600
Net loss                                                      --            --            --           (132,905)     (132,905)
                                                         --------------------------------------------------------------------

Balances at June 30, 1993                                2,722,268         2,722       629,980         (530,116)      102,586

Net loss                                                      --            --            --            (13,503)      (13,503)
                                                         --------------------------------------------------------------------

Balances at June 30, 1994                                2,722,268         2,722       629,980         (543,619)       89,083

Repurchases of common stock in October                     (16,000)          (15)      (13,984)            --         (14,000)
Sale of common stock in December, $1.75
   per share, net of issuance costs
     of $22,115                                            268,332           269       447,196             --         447,465
Excess of fair value over exercise price of
   existing common stock purchase warrants
     extended in December                                     --            --         210,000             --         210,000
Net loss                                                      --            --            --           (453,382)     (453,382)
                                                         --------------------------------------------------------------------

Balances at June 30, 1995                                2,974,600         2,975     1,273,192         (997,001)      279,166

Issuance of common stock for services in October,
   $1.00 per share                                          20,000            20        19,980             --          20,000
Sale of common stock in December - March, $2.00
   per share, net of issuance costs of $34,600             218,000           218       401,182             --         401,400
Excess of fair value over exercise price of
   existing common stock purchase warrants
     extended in March                                        --            --          90,000             --          90,000
Net loss                                                      --            --            --           (400,853)     (400,853)
                                                         --------------------------------------------------------------------


(Continued on next page)


                                               PROFILE TECHNOLOGIES, INC.
                                            (A Development Stage Enterprise)

                                           Statements of Stockholders' Equity
                                                      (unaudited)
                                                      (continued)

=============================================================================================================================
                                                                                                         Deficit
                                                                                                       accumulated     Total
                                                               Common stock            Additional      during the      Stock-
                                                         -----------------------        paid-in        development    holders'
                                                           Shares        Amount         capital           stage        equity
=============================================================================================================================
Balances at June 30, 1996                                3,212,600         3,213     1,784,354       (1,397,854)      389,713

Fair value of common stock purchase warrants
   granted to consultants                                     --            --         509,154             --         509,154
Excess of fair market value over exercise price
   of existing common stock purchase warrants
     assigned by principal stockholder to others              --            --          90,000             --          50,000
Sale of common stock in February - March, $6.00
   per share, net of issuance costs of $1,128,313        1,050,000         1,050     5,170,637             --       5,171,687
Net loss                                                      --            --            --         (1,035,003)   (1,035,003)
                                                         --------------------------------------------------------------------

Balances at June 30, 1997                                4,262,800         4,263     7,514,145       (2,432,857)    5,085,551

Net loss                                                      --            --            --           (316,762)     (316,762)
=============================================================================================================================

Balances at December 31, 1997                            4,262,600         4,263     7,514,145       (2,749,619)    4,768,789
=============================================================================================================================


                                   See accompanying notes to condensed financial statements



                                            PROFILE TECHNOLOGIES, INC.
                                         (A DEVELOPMENT STAGE ENTERPRISE)

                                        Condensed Statements of Cash Flows
                                                   (unaudited)

===================================================================================================================
                                                                Period from
                                                                July 1, 1988
                                                            (inception) through              Six months ended
                                                                December 31,                   December 31,
                                                            -------------------          -----------------------
                                                                    1997                 1997               1996
===================================================================================================================

Cash flows from operating activities:
   Net loss                                                     $(2,749,619)           (316,762)           (706,919)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                134,886              17,544              10,301
       Services received in exchange for
        common stock                                                 10,000                --                  --
       Excess of fair value over exercise
        price of extended and assigned
        existing common stock purchase warrants                     350,000                --                50,000
       Fair value of common stock purchase
        warrants granted to consultants                             509,154                --               509,154
       Changes in assets and liabilities:
        Contract work-in-progress                                      --                20,000             (30,000)
        Accounts receivable/payable - stockholder                    18,069              15,569             (12,154)
        Prepaid expenses                                            (16,483)             36,315                (281)
        Other assets                                                 (3,530)               (180)               --
        Other accounts payable                                        1,528              (4,391)             (2,005)
        Accrued wages                                                  --               (20,614)             15,750
        Other accrued liabilities                                    77,345             (44,797)             10,974
                                                                ---------------------------------------------------

          Net cash used in operating activities                  (1,668,650)           (297,316)           (155,180)
                                                                ---------------------------------------------------
Cash flows from investing activities:
   Patents                                                         (184,037)            (15,000)               (452)
   Purchase of property and equipment                              (213,653)            (65,471)               (345)
                                                                ---------------------------------------------------

          Net cash used in investing activities                    (397,690)            (80,471)               (797)
                                                                ---------------------------------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock,
    net of issuance costs                                         6,643,254                --                  --
   Repurchase of common stock                                       (14,000)               --                  --
   Deferred IPO costs                                                  --                  --               (31,635)
   Organizational costs                                              (4,101)               --                  --
                                                                ---------------------------------------------------

          Net cash provided by (used in) financing activities     6,625,153                --               (31,635)
                                                                ---------------------------------------------------

          Increase (decrease) in cash and cash equivalents        4,558,813            (377,787)           (187,612)

Cash and cash equivalents at beginning of period                       --             4,936,600             212,689
                                                                ---------------------------------------------------

Cash and cash equivalents at end of period                        4,558,813           4,558,813              25,077
                                                                ---------------------------------------------------
Supplemental disclosure of noncash financing
   and investing activities -
   Patent costs in exchange for common stock                    $    20,000                --                  --
===================================================================================================================





                            See accompanying notes to condensed financial statements


DRAFT 1/26/98 PRELIMINARY & TENTATIVE
FOR DISCUSSION PURPOSES ONLY


                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                    Notes to Condensed Financial Statements

                          ---------------------------



(1)  Basis of Presentation

     The unaudited interim condensed financial statements and related notes of Profile Technologies, Inc. (Company) have been prepared pursuant to the instructions to Form 10QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such instructions. The accompanying condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the annual report Form 10KSB for the year ended June 30, 1997

     The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

(2)  Net Loss Per Share

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share during the quarter ended December 31, 1997. This statement establishes standards for the computation, presentation and disclosure of earnings per share (EPS), replacing the presentation currently required Primary EPS with a presentation of Basic EPS. It also requires dual presentation of Basic EPS and Diluted EPS on the face of the income statement for entities with complex capital structures and requires restatement of all prior EPS figures. Basic EPS is based on the weighted-average number of common shares outstanding during the period. Diluted EPS is based on the potential dilution that would occur, upon exercise or conversion of securities into common stock using the treasury stock method. Restatement of EPS amounts reported for the three months and six months ended December 31, 1997 and 1996 resulted in no change to the previously presented amounts. Additionally, for fiscal year 1997, common and common equivalent shares issued during the twelve months immediately preceding the date of the Company's initial public offering have been included in the calculation of common and common equivalent shares as if they were outstanding for all periods presented, including loss years where the impact of the incremental share is antidilutive, using the treasury stock method and the anticipated initial public offering price.