Form 10QSB
period 1998-03-31
PROFILE TECHNOLOGIES INC
filed 1998-04-24
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1998

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

     There were 4,262,600 shares of common stock issued and outstanding on April 21, 1998.

Transitional Small Business Disclosure Format
(Check one):

Yes        No   X
   -----      -----

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

GENERAL

     The Company is in the business of developing and commercializing processes for the nondestructive, non-invasive testing of both above ground and buried pipeline to evaluate the condition and integrity of the pipeline. The Company believes that the development of its pulse propagation analyzer process and the further refinement of the technology associated therewith has progressed to the point where it believes commercial utilization is now likely. The Company has not, as of yet, obtained significant revenues from its planned primary source of revenues and has only one commercial agreement for the use of its process or technology. The goal of the Company has been the establishment of technological feasibility associated with its services to electronically measure corrosion in piping of all kinds. The Company's process identifies areas of corrosion, areas that lack cathodic protection and areas that may have defective coating on both below ground and above ground pipes. The pulse propagation analyzer consists of a computer, software to enhance collection and processing of data, a precision multi-channel pulse generator and a signal analyzer. During fiscal 1996, the Company began to see rapid progress in the development of its technology and its ability to meet the expectations of potential customers. By that time, the Company had begun to accelerate its efforts and expend more resources to develop its technology faster. This acceleration continues into the fiscal year ending June 30, 1998. Thus, expenses have been generally increasing at a faster pace than in prior periods. The Company expects these trends to continue as its technological development continues at this accelerated pace. The Company believes that it attained technological feasibility of its process with the completion of its research and development activity in a controlled environment in July of 1996. In March of 1998, the Company entered into its first commercial agreement to provide its services to ASCG Inspection, Inc. on the North Slope of Alaska, commencing in July, 1998. The agreement provides for the testing of approximately one hundred road and caribou crossings and is expected to result in gross revenues to the Company of approximately one hundred thousand dollars.

     In order for the Company to obtain significant revenues from the use of its technology, the Company must establish a sales and marketing organization that is effective and obtains customers for its pulse propagation analyzer. The Company must also be able to supply and train work crews in sufficient numbers to satisfy the requirements of its customers. From inception through March 31, 1998, the Company incurred losses of $2,931,782 and losses are expected to continue at least through the fourth quarter of the year ending June 30, 1998; no assurances can be given that losses will not continue thereafter.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1998 Compared to the Quarter Ended March 31, 1997
-------------------------------------------------------------------------

     The Company had revenues of $15,000 for the quarter ended March 31, 1998 compared to no revenues for the quarter ended March 31, 1997. The loss from operations for the quarter ended March 31, 1998 was $241,035 compared to a loss from operations of $164,423 for the quarter ended March 31, 1997. Interest income for the quarter ended March 31, 1998 totaled $58,872, representing interest earned from proceeds of the Company's public stock offering which was completed in February of 1997. The net loss was $182,163 for the quarter ended March 31, 1998 compared to a net loss of $136,078 for the quarter ended March 31, 1997. Research and development expenses increased to $80,303 for the quarter ended March 31, 1998 compared to $55,943 for the quarter ended March 31, 1997. This increase was attributable to additional consulting fees paid to a consultant in connection with the Company's ongoing research and development activities. General and administrative expenses increased to $175,732 for the quarter ended March 31, 1998 from $108,480 for the quarter ended March 31, 1997, primarily because of increased salary and consulting expenses attributable to additional personnel as well as increased payments to existing personnel that the Company was not in the position to fund prior to its public offering of stock in February, 1997.

Nine Months Ended March 31, 1998 Compared to Nine Months Ended March 31, 1997.
------------------------------------------------------------------------------

     Revenues increased slightly to $45,000 for the nine months ended March 31, 1998 compared to $30,000 in the nine months ended March 31, 1997. Revenues in both nine month periods were derived from research and development contracts or demonstration contracts with two large multi-national oil companies. Total costs and expenses for the nine months ended March 31, 1998 were $734,411 compared to total costs and expenses of $902,684 for the nine months ended March 31, 1997. However, of the total costs and expenses for the nine months ended March 31, 1997, $559,154, or 61.9% were for noncash charges associated with the issuance or extension of common stock purchase warrants. Excluding this non-cash expense, operating losses for the nine months ended March 31, 1998 were actually $390,881 or 114% greater than for the nine months ended March 31, 1997. Research and development expenses increased to $234,978 for the nine months ended March 31, 1998 from $174,109 for the nine months ended March 31, 1997, an increase of $60,869 or 35%. This increase was primarily due to additional consulting fees paid to a consultant in connection with an increase in the Company's ongoing research and development activities. General and administrative expenses increased for the nine months ended March 31, 1998 to $499,433, compared to $169,421 for the nine months ended March 31, 1997, primarily as the result of additional personnel expenses associated with new employees and increased payments to existing personnel.

     Management believes that both revenues and expenses of the Company are likely to increase during the fiscal year ending June 30, 1998 compared to the fiscal year ended June 30, 1997 if it is able to secure additional contracts with customers, of which there is no assurance. The revenues earned by the Company to date principally relate to research and development activities that have been sponsored by large multi-national oil companies and large utilities. These activities included field research and development at such companies' facilities. These activities are likely to continue during the year ending June 30, 1998 and for the foreseeable future. Management is also working towards obtaining fee for service contracts, which are hoped to be the major source of the Company's revenues. One such contract has been obtained and is scheduled to be performed in July, 1998. Management expects its expenditures associated with personnel and testing equipment will begin to rise. In addition, as the Company begins to actually provide fee for service work, administrative support activities will increase together with related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Revenues for the period from July 1, 1988 (inception) through March 31, 1998, were $527,189 while expenses were $3,758,000, resulting in a loss from operations, since inception, of $3,230,811. Cash and cash equivalents at March 31, 1998 were $4,349,658. Net cash used in operating activities from inception through March 31, 1998 was $1,871,440. Of this amount, $202,790 was spent in the three month period ended March 31, 1998. Thus, while the revenues derived from research and development activities funded by multi-national oil companies and major utilities have been indicative of financial support for the Company's efforts to develop its technology, they have not been sufficient to cover expenses. Noncash expenses relating to the issuance of new common stock warrants or the extension of previously issued warrants in the amount of $559,154 were incurred in the quarter ended December 31, 1996. These transactions had no effect on aggregate stockholders' equity. At March 31, 1998, the Company had working capital of $4,299,416 and no material long term commitments or material commitments for capital expenditures.

     In February of 1997, the Company completed an initial public offering of its common stock, selling 1,000,000 shares at a price of $6.00 per share, as well as an Underwriter's overallotment option of 50,000 shares, also at a price of $6.00 per share. Net offering proceeds of approximately $5,171,000 were realized by the Company from this public offering. The Company, pending utilization of the net proceeds in operations, has invested such proceeds in short-term, high grade, interest-bearing instruments. The Company believes that its current capital resources and liquidity are adequate for at least the next twelve months. Other than equipment purchases for field crews if the Company is successful in obtaining commercial contracts, the Company does not have any plans for significant capital expenditures. To date, the Company has only obtained one commercial contract, which it is scheduled to perform in July, 1998.

RESOURCES

     As of March 31, 1998 the Company did not have any material commitments for capital expenditures. However, in order to fulfill current and potential fee for service contracts, the Company will need to attract, hire, train and outfit qualified technicians. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of the operations may require alternate sources of financing such equipment. The timing of these events is dependent upon the Company's ability to obtain fee for service contracts, which is dependent upon the Company's continuing ability to demonstrate the effectiveness of its technology. The Company believes that its cash position is sufficient to satisfy its operating needs for the next twelve months. Management believes it is well on the way to reaching these milestones, but there can be no assurance that the Company's process will be accepted within any particular time frame, or at all. The Company will incur additional personnel expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts.

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



                                          PROFILE TECHNOLOGIES, INC.
                                                (Registrant)


Date: April 21, 1998                      /s/ G.L. Scott
                                          --------------------------------------
                                          G.L. SCOTT
                                          Chief Executive Officer



                                          /s/Henry Gemino
                                          --------------------------------------
                                          HENRY GEMINO
                                          Chief Financial Officer


Item 1. Financial Statements

                               PROFILE TECHNOLOGIES, INC.
                            (A Development Stage Enterprise)

                                Condensed Balance Sheets

========================================================================================
                                                               March 31,       June 30,
                                                                 1998            1997
========================================================================================


                                    Assets
                                    ------

Current assets:
       Cash and cash equivalents                              $ 4,349,658      4,936,600
       Contract work-in-progress                                     --           20,000
       Prepaid expenses                                            66,605         52,798
                                                              ===========    ===========

                 Total current assets                           4,416,263      5,009,398

Property and equipment, net                                        79,643         34,941
Patents                                                           204,037        189,037
Other assets                                                        3,530          3,350
                                                              -----------    -----------

                 Total assets                                 $ 4,703,473      5,236,726
                                                              ===========    ===========

                          Liabilities and Stockholders Equity
                          -----------------------------------

Current liabilities:
       Accounts payable - stockholder                               4,290          2,500
       Other accounts payable                                       8,929          5,919
       Accrued wages                                                 --           20,614
       Other accrued liabilities                                  103,628        122,142
                                                              -----------    -----------

                 Total current liabilities                        116,847        151,175
                                                              -----------    -----------

Stockholders equity:
       Common stock, $0.001 par value.
              Authorized 10,000,000 shares; issued
              and outstanding 4,262,600 shares at
              March 31, 1998 and June 30,1997                       4,263          4,263
       Additional paid-in capital                               7,514,145      7,514,145
       Deficit accumulated during the development stage        (2,931,782)    (2,432,857)
                                                              -----------    -----------

                 Total stockholders equity                      4,586,626      5,085,551

========================================================================================

                 Total liabilities and stockholders' equity   $ 4,703,473      5,236,726
========================================================================================



                See accompanying notes to condensed financial statements


                                                    PROFILE TECHNOLOGIES, INC.
                                                (A Development Stage Enterprise)

                                               Condensed Statements of Operations


===================================================================================================================================
                                                           Period from
                                                           July 1, 1988
                                                        (inception) through   Three months ended            Nine months ended
                                                             March 31,             March 31,                     March 31,
                                                            -----------    --------------------------    --------------------------

                                                               1998           1998          1997           1998            1997
===================================================================================================================================

Revenues - testing services and research and
development fees                                            $   527,189         15,000           --           45,000         30,000
                                                            -----------    -----------    -----------    -----------    -----------

Costs and expenses:
    Research and development                                  1,592,668         80,303         55,943        234,978        174,109
    General and administrative                                1,306,178        175,732        108,480        499,433        169,421
    Excess of fair market value over exercise
                price of extended and assigned
                existing common stock purchase
                warrants                                        350,000           --             --             --           50,000

Fair value of common stock purchase
                warrants granted to consultants                 509,154           --             --             --          509,154
                                                            -----------    -----------    -----------    -----------    -----------

                         Total costs and expenses             3,758,000        256,035        164,423        734,411        902,684
                                                            -----------    -----------    -----------    -----------    -----------

                         Loss from operations                (3,230,811)      (241,035)      (164,423)      (689,411)      (872,684)
                                                            -----------    -----------    -----------    -----------    -----------

Interest income                                                 298,929         58,872         28,345        190,486         29,687
Other income                                                        100           --             --             --             --
                                                            -----------    -----------    -----------    -----------    -----------

                         Net loss                           $(2,931,782)      (182,163)      (136,078)      (498,925)      (842,997)
                                                            -----------    -----------    -----------    -----------    -----------

Basic and diluted loss per share                                           $     (0.04)         (0.04)         (0.12)         (0.25)

Weighted average basic and diluted common
     and common share equivalents outstanding                                4,262,600      3,694,267      4,262,600      3,373,156
===================================================================================================================================




                                    See accompanying notes to condensed financial statements






                                             PROFILE TECHNOLOGIES, INC.
                                          (A Development Stage Enterprise)

                                         Condensed Statements of Cash Flows


==========================================================================================================================
                                                                          Period from
                                                                          July 1, 1988
                                                                      (inception) through         Nine months ended
                                                                            March 31,                  March 31,
                                                                                            ------------------------------
                                                                              1998              1998              1997
==========================================================================================================================

Cash flows from operating activities:
     Net loss                                                             $(2,931,782)         (498,925)         (842,997)
    Adjustments to reconcile net loss to net
        cash used in operating activities:
           Depreciation and amortization                                      144,476            27,134            15,272
           Services received in exchange for common stock                      10,000              --                --
           Excess of fair value over exercise price of
              extended and assigned existing common stock
              purchase warrants                                               350,000              --              50,000
           Fair value of common stock purchase warrants
              granted to consultants                                          509,154              --             509,154
           Changes in assets and liabilities:
              Contract work-in-progress                                          --              20,000              --
              Accounts receivable/payable - stockholder                         4,290             1,790           (12,154)
              Prepaid expenses                                                (66,605)          (13,807)          (77,634)
              Other assets                                                     (3,530)             (180)           (1,950)
              Other accounts payable                                            8,929             3,010            (3,134)
              Accrued wages                                                      --             (20,614)             --
              Other accrued liabilities                                       103,628           (18,514)           11,670
                                                                          -----------       -----------       -----------

                       Net cash used in operating activities               (1,871,440)         (500,106)         (351,773)
                                                                          -----------       -----------       -----------

Cash flows from investing activities:
        Patents                                                              (184,037)          (15,000)          (10,452)
        Purchase of property and equipment                                   (220,018)          (71,836)           (2,841)
                                                                          -----------       -----------       -----------

                       Net cash used in investing activities                 (404,055)          (86,836)          (13,293)
                                                                          -----------       -----------       -----------
Cash flows from financing activities:
        Proceeds from issuance of common stock,
           net of issuance costs                                            6,643,254              --           5,306,151
        Repurchase of common stock                                            (14,000)             --                --
        Deferred IPO costs                                                       --                --             (31,635)
        Organizational costs                                                   (4,101)             --                --
                                                                          -----------       -----------       -----------

                       Net cash provided by financing activities            6,625,153              --           5,274,516
                                                                          -----------       -----------       -----------


                       Increase (decrease) in cash and cash equivalents     4,349,658          (586,942)        4,909,450

Cash and cash equivalents at beginning of period                                 --           4,936,600           212,689
                                                                          -----------       -----------       -----------


Cash and cash equivalents at end of period                                  4,349,658         4,349,658         5,122,139
                                                                          -----------       -----------       -----------

Supplemental disclosure of noncash financing and investing activities -
     Patent costs in exchange for common stock                            $    20,000              --                --
=========================================================================================================================





                                  See accompanying notes to condensed financial statements



                                                    PROFILE TECHNOLOGIES, INC.
                                                 (A Development Stage Enterprise)

                                                Statements of Stockholders' Equity


===================================================================================================================================
                                                                                                             Deficit
                                                                                                           accumulated      Total
                                                                                               Additional  during the       stock-
                                                                       Common stock             paid-in    development      holders'
                                                                    Shares       Amount         capital       stage         equity
===================================================================================================================================

Sale at inception (July 1, 1988), $.0005 per share                1,000,000    $      500          --            --             500
Sale of common stock in July, $.0005 per share                      600,000           300          --            --             300
Sale of common stock in September, $.25 per share                   400,000         1,200        98,800          --         100,000
Net loss                                                               --            --            --         (85,749)      (85,749)
                                                                 ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1989                                         2,000,000         2,000        98,800       (85,749)       15,051

Sale of common stock in September, $.25 per share                    80,000            80        19,920          --          20,000
Net loss                                                               --            --            --         (13,683)      (13,683)
                                                                 ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1990                                         2,080,000         2,080       118,720       (99,432)       21,368

Sale of common stock in October, $.25 per share                     114,000           114        28,386          --          28,500
Issuance of common stock for services in November,
    $.25 per share                                                   40,000            40         9,960          --          10,000
Net loss                                                               --            --            --         (30,593)      (30,593)
                                                                 ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1991                                         2,234,000         2,234       157,066      (130,025)       29,275

Sale of common stock in September, $.625 per share                  296,000           296       184,704          --         185,000
Sale of common stock in May, $1.50 per share                        141,268           141       211,761          --         211,902
Net loss                                                               --            --            --        (267,186)     (267,186)
                                                                 ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1992                                         2,671,268         2,671       553,531      (397,211)      158,991

Sale of common stock in January, $1.50 per share                     51,000            51        76,449          --          76,500
Net loss                                                               --            --            --        (132,905)     (132,905)
                                                                 ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1993                                         2,722,268         2,722       629,980      (530,116)      102,586

Net loss                                                               --            --            --         (13,503)      (13,503)
                                                                 ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1994                                         2,722,268         2,722       629,980      (543,619)       89,083

Repurchases of common stock in October                              (16,000)          (16)      (13,984)         --         (14,000)
Sale of common stock in December, $1.75 per share,
      net of issuance costs of $22,115                              268,332           269       447,196          --         447,465
Excess of fair value over exercise price of existing common
      stock purchase warrants extended in December                     --            --         210,000          --         210,000
Net loss                                                               --            --            --        (453,382)     (453,382)
                                                                 ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1995                                         2,974,600         2,975     1,273,192      (997,001)      279,166










                                                    PROFILE TECHNOLOGIES, INC.
                                                 (A Development Stage Enterprise)

                                                Statements of Stockholders' Equity


                                                            Continued

===================================================================================================================================
                                                                                                             Deficit
                                                                                                           accumulated      Total
                                                                                               Additional  during the       stock-
                                                                       Common stock             paid-in    development      holders'
                                                                    Shares       Amount         capital       stage         equity
===================================================================================================================================

Issuance of common stock for services in October,
     $1.00 per share                                                 20,000            20        19,980          --          20,000
Sale of common stock in December - March, $2.00 per share,
     net of issuance costs of $34,600                               218,000           218       401,182          --         401,400
Excess of fair value over exercise price of existing common
      stock purchase warrants extended in March                        --            --          90,000          --          90,000
Net loss                                                               --            --            --        (400,853)     (400,853)
                                                                 ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1996                                         3,212,600         3,213     1,784,354    (1,397,854)      389,713

Fair value of common stock purchase warrants granted to
      consultants                                                      --            --         509,154          --         509,154
Excess of fair market value over exercise price of existing
      common stock purchase warrants assigned by principal
      stockholder to others                                            --            --          50,000          --          50,000
Sale of common stock in February - March, $6.00 per share,
     net of issuance costs of $1,128,313                          1,050,000         1,050     5,170,637          --       5,171,687
Net loss                                                               --            --            --      (1,035,003)   (1,035,003)
                                                                 ----------    ----------    ----------    ----------    ----------

Balances at June 30, 1997                                         4,262,600    $    4,263     7,514,145    (2,432,857)    5,085,551

Net loss                                                               --            --            --        (498,925)     (498,925)

===================================================================================================================================

Balances at March 31, 1998                                        4,262,600         4,263     7,514,145    (2,931,782)    4,586,626
===================================================================================================================================



                                    See accompanying notes to condensed financial statements




                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                    Notes to Condensed Financial Statements

                            ------------------------


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



New Accounting Pronouncement and Net Loss Per Share

The Financial Accounting Standards Board (FASB) recently issued SFAS No. 128, Earnings Per Share, the provisions of which the Company adopted during the quarter ended December 31, 1997. SFAS No. 128 requires restatement of all prior EPS figures replacing them with a presentation of basic earnings per share, and for companies with complex capital structures, diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period.

For all prior periods, when the Company presented their results of operations, the Company had computed basic and diluted net loss per share using the provisions of Staff Accounting Bulletin (SAB) No. 83 which requires that all common and common equivalent shares issued during the twelve months immediately preceding the initial filing of a registration statement for the Company's IPO be included in the calculation of common and common equivalent shares outstanding as if they were outstanding for all periods presented, including loss years where the impact is antidilutive. In February, 1998, the SEC issued SAB No. 98 which superseded SAB No. 83. Had the company computed basic and diluted net loss per share using the provisions of SAB No. 98, antidiultive common equivalent shares previously pursuant to SAB No. 83 would have been omitted.



                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                     Notes to Condensed Financial Statements

                            ------------------------





Restatement of EPS amounts reported for the three months ended September 30, 1997 and the three months and six months ended December 31, 1997 resulted in no change to the previously reported amounts. Previously reported and restated historical basic and diluted net loss per share in accordance with SFAS No.128 and using the provisions of SAB No. 98 for the years ended June 30, 1996 and 1997 are as follows (as the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same):


                                                                    Years ended             Three Months      Nine months
                                                                      June 30,             ended March 31,  ended March 31,
                                                               1996             1997             1997             1997
                                                          ------------------------------    -------------    -------------

Net loss per share as previously reported ..........      $       (0.11)   $       (0.26)   $       (0.03)   $       (0.20)
                                                          =============    =============    =============    =============
Shares used in computing net loss per share
    as previously reported .........................          3,664,794        3,933,148        4,214,239        2,214,239

Restated historical basic and diluted
    net loss per share .............................      $       (0.12)   $       (0.29)   $       (0.04)   $       (0.25)
                                                          =============    =============    =============    =============
Restated shares used in computing historical
    basic and diluted net loss per share ...........          3,212,600        3,587,532        3,694,267        3,373,156



Excluded from the computation of historical diluted earnings per share for the year ended June 30, 1996 are warrants to acquire 675,000 shares of common stock with a weighted-average exercise price of $2.30, and warrants to acquire
1,120,000 shares of common stock with a weighted-average exercise price of $3.41 for the year ended June 30, 1997, the three months ended March 31, 1997 and the nine-months ended March 31, 1997 are excluded from the computation because their effects would be anti-dilutive.
