Form 10KSB
period 1998-06-30
PROFILE TECHNOLOGIES INC
filed 1998-09-21
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                  June 30, 1998
                             Commission File Number
                                    0-21151

                           PROFILE TECHNOLOGIES, INC.
                           --------------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                            91-1418002
            --------                                            ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

         1077 NORTHERN BLVD.
             ROSLYN, NY                                             11576
---------------------------------------                           --------
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

                                 Yes  X    No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for the most recent fiscal year. $45,000.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $45,621,900, based on the closing bid and ask prices as reported by the NASDAQ SmallCap market on September 9, 1998.

There were 4,273,846 shares of common stock $.001 par value outstanding as of September 9, 1998.

                      Documents incorporated by reference:
Definitive Proxy material for annual shareholder meeting to be held November 14, 1998 filed pursuant to Regulation 14A.

Transitional Small Business Format (check one): Yes    ;   No  X

Item 1.  Description of Business.

Introduction

     The Company was originally incorporated in Washington in 1988 but has been a Delaware corporation since 1995. Since its inception the Company has been engaged in the business of researching and developing a high speed scanning process, which is nondestructive and noninvasive, to remotely test buried and above ground pipelines for corrosion and coating problems. The Company's process, called a dual pulse propagation analyzer ("PPA") is a patented process of analyzing the waveforms of electrical impulses in a way that extracts point-to-point pipeline integrity information. This process involves sending an electrical pulse along the pipe being tested from each of two locations toward an intersecting location between the two locations. At least one of the modified pulses is analyzed to determine whether an anomaly exists at the intersecting location. This process is designed to detect external corrosion of pipeline which occurs under pipe insulation without the need for taking the line out of service, physically removing the coating, and then visually inspecting the outside of the pipe for corrosion. The most common forms of corrosion under insulation ("CUI") are localized corrosion of carbon steel and chloride stress corrosion cracking of stainless steel. Refineries, chemical plants, utilities, natural gas transmission companies and the petroleum industry have millions of miles of corrosion protected pipeline. Much of this piping is exposed to harsh and severe environments. As a result, there is an on-going effort by these industries to ensure that the quality of the pipe meets standards set by regulatory bodies and the industry to protect operating personnel and the environment. While the Company continues to develop and refine its PPA process, the technology has evolved to the point where it is now being used in the field on a commercial basis. In July, 1998, the Company began and completed its first commercial contract on the North Slope of Alaska, testing approximately 100 road and caribou crossings on British Petroleum pipelines under a contract with ASCG Inspection, Inc. The contract was completed ahead of schedule.

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

     In 1993, the API imposed even stricter test standards regarding the problem of CUI. When pipeline is uninsulated and above ground, external corrosion can be identified visually. The petroleum and other related industries, however, insulate much of their piping to conserve energy and/or to prevent injury to personnel from high temperature levels on the pipelines. As soon as piping is insulated, a very complex situation is created. Corrosion can occur underneath the insulation due to moisture or corrosive products that find their way through broken or poorly sealed insulation. This CUI is very difficult to locate economically. In the past, testing for this problem had been on a limited sample basis and relied upon inspection processes that were very cumbersome and costly. Two prevalent testing methods used to detect CUI are X-ray and eddy current methods, which are methods of detecting defects in pipe by analyzing visual image and decay. After physically stripping away coating for visual inspection, depth gauges, ultrasonics and X-ray could then be used to determine the severity of CUI on questionable pipe. However, the stripping of insulation to determine corrosion is a costly testing method for the industry because it often meant the assembly of scaffolding for testing otherwise inaccessible above ground pipe (particularly in refineries and petrochemical plants) or an actual dig-up on below ground pipe. The Company's technology enables it to test pipe segments in a refinery setting as long as one hundred feet to three hundred feet and to use "cherry pickers" instead of costly scaffolding. CUI is also a very complicated problem to test for because it cannot be easily identified by statistical sampling. If, for example, a segment of pipe has a small insulation part removed every ten feet and is visually inspected using eddy current or x-ray techniques, there is no statistical basis to assume that the external condition of the piping between the removed insulation parts is good or bad. The API testing standard adopted in 1993, in essence, mandates either stripping even larger amounts of coating or using an alternate system that will identify CUI without stripping the coating on suspected (or unsuspected) pipe. Because of the enormous cost involved in using the stripping and visual testing process, the industry is enthusiastically searching for an alternate testing system that is reliable and less costly. The Company believes that its PPA process provides an alternate testing system that the industry is looking for. However, the Company's technology is just now being commercially accepted for such purpose and there can be no assurance that such acceptance will continue to grow.

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

Patents, Proprietary Technology and Other Intellectual Property

     The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 1998, the Company had five issued U.S. patents, four issued foreign patents, seven U.S. patent applications pending, six foreign patent applications pending and three patent applications filed under the patent cooperation treaty which enables the Company to file additional foreign patent applications in the future.

     The Company's success depends in large part upon its ability to protect its process and technology under United States and international patent laws and other intellectual property laws. U.S. patents have a term of 17 years from date of issuance or, for more recently filed patent applications, 20 years from the filing of such applications, and patents in most foreign countries have a term of 20 years from the proprietary filing date of the patent application. The first U.S. patent was issued in 1990, three patents were issued in 1993 and one patent was issued in 1998.

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

Research and Development Spending

     During the two most recent fiscal years ended June 30, 1998 and June 30, 1997, the Company spent $316,876 and $272,240 respectively on research and development activities. In addition, certain non-cash expenses were incurred in connection with research and development activity. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Development of Business

     Up through the year ended June 30, 1994, all revenues earned by the Company were derived from research and development contracts with a large public utility and a large independent natural gas company. These contracts focused on evaluating below ground pipe for cathodic protection and coating defects. However, by late 1994, the Company, as a result of its activities up to that point in time, came to the realization that its technology had the potential to identify the location of actual corrosion, as opposed to simply identifying locations which might have insufficient cathodic protection or defective coating, and therefore a likelihood of corrosion. The Company believed that the identification of actual corrosion was of even greater importance to the petroleum, petrochemical and utility industries because these industries' resources could be used more efficiently in correcting actual corrosion locations. Once corrosion locations have been identified and corrected, the Company's technology could still be used to identify lack of cathodic protection and coating defects as part of a preventive maintenance program.

     In early 1995, the Company spent three months at the refinery of a large multi-national oil company, researching and developing test procedures for identifying corrosion of above ground refinery pipe as part of a shift in emphasis away from testing of underground pipe for cathodic protection and coating defects. An important factor in this shift in emphasis had to do with verification. Potential customers could more easily and less expensively verify the accuracy and dependability of the Company's technology in an above ground environment that doesn't involve time consuming and costly dig ups. The Company believes that once potential customers have satisfied themselves that the technology is accurate and cost effective, they would be more likely to expand the use of the technology to difficult to reach below ground environments. The Company also believes that this shift in emphasis was a significant step forward because major oil companies were willing to provide detailed data concerning pipe quality and testing standards. Beginning in 1995, the Company began conducting research and development activities at the research facilities of another large multinational oil company to develop the Company's technology to the point where it could identify corrosion locations. As part of this process, numerous segments of pipe in various conditions ranging from excellent to extremely corroded were assembled in various configurations and covered with insulation. The Company then used its technology to evaluate the various pipe segments without prior knowledge of the condition of the pipe segments. After obtaining data, the Company evaluated the results and then submitted a report which summarized its findings. In late July of 1996, representatives of the Company traveled to the Prudhoe Bay area of Alaska and met with operating personnel from three large multi-national oil companies with operations in the area to discuss the feasibility of conducting a field demonstration and test of the Company's technology on operating pipelines in that area. The Company subsequently conducted a field demonstration and test on a 24 inch line in September of 1996 and then submitted a report summarizing its activities and findings. In August of 1997, the Company completed a second field demonstration using refined hardware and software that the Company had developed since its previous field demonstration. In July of 1998, the Company completed its first commercial contract on the North Slope of Alaska, testing approximately 100 road and caribou crossings on British Petroleum pipelines under a contract with ASCG Inspection, Inc. The contract was completed ahead of schedule.


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

Employees

     The Company presently has five employees. In preparation for the hiring of field crews, the Company anticipates that it will have three to five additional employees, who will be in the areas of administration, accounting, marketing, promotion and clerical. Field crews will, in all likelihood, consist of two field technicians per crew. The number of crews employed by the Company at any given time will be dependent upon the Company's level of business activity. In addition, the Company will continue to retain independent consultants to render advice with respect to technical and scientific matters.

Compliance With Environmental Laws

     Because of the nature of the Company's business, it does not believe that the costs and effects of compliance with environmental laws, whether federal, state or local, would be significant or even material.

Item 2.  Description of Property

     The Company's executive offices are located at 1077 Northern Blvd., Roslyn, NY 11576. The Company leases approximately 1,400 sq. feet of office space at the address from a non-affiliate. The rental payment is twenty-two thousand eight hundred dollars per year ($1,900 per month). The lease expires in approximately one year and has a two year renewal option.

     The Company's research and development facility is located in Ferndale, Washington. The Company leased 1,800 sq. feet of space under a one year lease from a non-affiliate at a monthly rental rate of $1,400. The Company is currently leasing the facility on a month to month basis since the lease has now expired and the Company is negotiating an extension of the lease.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 1998, either through the solicitation of proxies or otherwise.


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

           Quarter Ended          High Bid           Low Bid
           -------------          --------           -------

           March 31, 1997           $7.25             $5.75
           June 30, 1997           $10.75             $6.00
           September 30, 1997      $12.25             $6.25
           December 31, 1997       $12.25            $11.00

           March 31, 1998          $21.00            $10.00
           June 30, 1998           $19.50            $14.00

     The above prices are believed to be representative interdealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

     At September 9, 1998, the bid price of the Company's common stock was $15.25 per share. On such date the Company had 125 holders of record of the Company's common stock and the Company estimates that it has approximately 450 beneficial shareholders.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

GENERAL
-------

     The Company is a development stage enterprise and has recently completed development of its pulse propagation analyzer process and is further refining the technology associated therewith to the point where initial commercial utilization began in July, 1998. The Company has not, as of yet, obtained significant revenues from its planned primary source of revenues. The goal of the Company has been the establishment of commercial viability associated with services to electronically measure corrosion in piping of all kinds. The Company's product identifies areas of corrosion, areas that lack cathodic protection and areas that may have defective coating on both below ground and above ground pipes. The pulse propagation analyzer consists of a computer, software to enhance collection and processing of data, a precision multi-channel pulse generator and a signal analyzer. During fiscal 1996, the Company began to see rapid progress in the development of its technology and its ability to meet the expectations of potential customers. By that time, the Company had begun to accelerate its efforts and expend more resources to develop its technology faster. Thus, expenses and purchases of equipment have been generally increasing at a faster pace than in prior periods. This trend accelerated in the fiscal year ended June 30, 1997, particularly after completion of the Company's initial public stock offering in February of 1997. The Company believes that it attained technological feasibility of its product with the completion of its research and development activity in a controlled environment in July of 1996. A field demonstration of the Company's service capabilities utilizing its pulse propagation analyzer process was performed for two multinational oil companies at Prudhoe Bay, Alaska in September of 1996. A further demonstration using updated and more sophisticated hardware and software was completed in Prudhoe Bay, Alaska in August of 1997. This work led to an initial commercial contract to test 100 road and caribou crossings, which began and was completed in July of 1998.

     In order for the Company to obtain significant revenues from the use of its technology, the Company must establish a sales and marketing organization that is effective and obtains customers for its pulse propagation analyzer. The Company must also be able to supply and train work crews in sufficient numbers to satisfy the requirements of its customers. From inception through June 30, 1998, the Company has incurred losses of $3,145,684 and losses are expected to continue at least through the second quarter of the year ending June 30, 1999; no assurances can be given that losses will not be incurred thereafter.

     In the opinion of management, significant progress has been made to date in developing its technologies, gaining credibility with its markets and building its board of directors and investor base, without spending inordinate sums to achieve these goals. As of June 30, 1998, the Company had been issued five patents covering its unique technology. An additional seven provisional patent applications have been filed, and the Company may file for additional patents in the future.

RESULTS OF OPERATIONS
---------------------

Years Ended June 30, 1998 and June 30, 1997
-------------------------------------------

     The Company incurred a net loss of $712,827 in the year ended June 30, 1998 compared to a net loss of $1,035,003 in the year ended June 30, 1997. Revenues for the year ended June 30, 1998 were $45,000, which represented a decrease of $5,000, or 10% as compared to revenues of $50,000 for the year ended June 30, 1997. Revenues for the year ended June 30, 1998 were earned from one major multi-national oil company for demonstrations of the Company's technology both in the field and in a controlled setting at one of such oil company's research and development facilities. Interest income increased to $246,706 for the year ended June 30, 1998 from $97,703 for the year ended June 30, 1997. This increase is the result of the Company's investment of the net proceeds of its public stock offering for a full fiscal year in short term interest bearing accounts and interest bearing instruments.

     Total expenses for the Company for the year ended June 30, 1998 decreased slightly over the year ended June 30, 1997. Total expenses of $1,004,533 were recorded in the year ended June 30, 1998 compared to total expenses of $1,182,706 for the year ended June 30, 1997. This represented a decrease in expenses of $178,173 or 15%. However, $559,154 of the total expenses incurred in the year ended June 30, 1997 were attributed in large part to the issuance of common stock purchase warrants to outside consultants. Before taking into account this nonrecurring noncash expense, expenses for the year ended June 30, 1997 were actually $380,981 less than the expenses incurred in the year ended June 30, 1998. The increase in cash expenses for the year ended June 30, 1998 is attributed in part to increased expenditures associated with the research and development involving the Company's technology. General and administrative expenses increased to $687,657 for the year ended June 30, 1998 from $351,312 for the year ended June 30, 1997 and reflects the payment of salaries and outside consulting fees incurred in connection with the Company's field demonstrations as well as an increase in personnel, including the hiring of a field operations supervisor. Research and development expenses increased to $316,876 for the year ended June 30, 1998 from $272,240 for the year ended June 30, 1997, an increase of $44,636 or 16%.

     Management believes that both revenues and expenses of the Company will increase during the fiscal year ending June 30, 1999 if it is able to secure additional contracts with customers, of which there is no assurance. The revenues earned by the Company to date principally relate to research and development activities that were sponsored by large multi-national oil companies and large utilities. These activities include field research and development at such companies' facilities.

     These activities are likely to continue during the year ending June 30, 1999 and for the foreseeable future. Management is also vigorously working towards obtaining additional fee for service contracts, which are hoped to be the major source of the Company's revenues. If additional fee for service contracts are obtained, management expects its expenditures associated with personnel and testing equipment will begin to rise. In addition, as the Company provides additional fee for service work, additional administrative support activities will increase together with related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Revenues for the period from July 1, 1988 (inception) through June 30, 1998, were $527,189 while expenses were $4,028,122, resulting in a loss from operations, since inception, of $3,500,933. Net cash used in operating activities from inception through June 30, 1998 was $2,008,655. For the year ended June 30, 1998, cash used in operations was $637,321. Thus, while the revenues derived from research and development activities funded by multi-national oil companies and major utilities were indicative of financial support for the Company's efforts to develop its technology, they were not sufficient to cover expenses. Accordingly, the Company historically maintained adequate liquidity and cash reserves through the private placement of its common stock. Such offerings, from inception through March of 1996, totaled $1,471,567. No private placements have occurred since that date.

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

At June 30, 1998 Compared to June 30, 1997.

     At June 30, 1998, the Company had cash and cash equivalents of $4,167,951 as compared to the June 30, 1997 cash and cash equivalent balances of $4,936,600. The principal reason for the decrease in cash and cash equivalents was the expenditure of $637,321 used in operating activities. At June 30, 1998, the Company's working capital was $4,051,984. As of June 30, 1997, there was working capital of $4,858,223. The Company's principal assets at June 30, 1998, apart from the cash and cash equivalents mentioned above, consisted of property, equipment and capitalized patent costs. Property and equipment at June 30, 1998, was $113,173, up over the balance of property and equipment at June 30, 1997 of $34,941. Patents had a balance of $204,037, compared to the June 30, 1997 balance of $189,037. Total assets as of June 30, 1998 were $4,548,336 as compared to $5,236,726 at June 30, 1997 (a decrease of $688,390). The decrease in total assets was primarily due to the Company's expenditure of funds used in operating activities.

Year 2000 Compliance

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex as virtually every company's computer operation will be affected in some way. The Company's computer programs which process it's field data as well as operational and financial transactions, were designed and developed without considering the impact of the upcoming change in century. Nevertheless, as a result of the Company's analysis of it's computer programs and operations, it has reached the conclusion that "Year 2000" problems will not seriously impact or have a material adverse effect on the Company's expenses, business, including data gathering and interpretation, or it's operations.

     It is possible, however, that "Year 2000" problems incurred by the customers or suppliers of the Company could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among its suppliers. The Company believes that it will not be dependent upon any single supplier for its equipment or machinery in the Year 2000, and therefore has made a determination not to contact its primary suppliers to determine if they are developing plans to address processing transactions which may impact the Company in the year 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. The Company has not yet developed a contingency plan to operate in the event that any non-compliant customer or supplier systems that materially impact the Company are not remedied by January 1, 2000 and has not yet determined a time table for developing such a plan. As a result, if preventative and/or corrective actions by the Company or those entities with which the Company does business are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7.  Financial Statements.

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                              Financial Statements

                                  June 30, 1998

                   (With Independent Auditors' Report Thereon)

                           PROFILE TECHNOLOGIES, INC.


                                Table of Contents



                                                                          Page
                                                                          ----

Independent Auditors' Report                                               F-1

Balance Sheet                                                              F-2

Statements of Operations                                                   F-3

Statements of Cash Flows                                                   F-4

Statements of Stockholders' Equity                                         F-5

Notes to Financial Statements                                              F-7

                          Independent Auditors' Report



The Board of Directors
Profile Technologies, Inc.:


We have audited the accompanying balance sheet of Profile Technologies, Inc. (a development stage enterprise) as of June 30, 1998, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 1998 and for the period from July 1, 1988 (inception) through June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. (a development stage enterprise) as of June 30, 1998, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 1998 and for the period July 1, 1988 (inception) through June 30, 1998, in conformity with generally accepted accounting principles.








Seattle, Washington
August 18, 1998

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                                  Balance Sheet

                                  June 30, 1998


                                     Assets

Current assets:
    Cash and cash equivalents                                       $ 4,167,951
    Prepaid expenses                                                     59,645
                                                                    -----------

                    Total current assets                              4,227,596

Property and equipment, net                                             113,173
Patents                                                                 204,037
Other assets                                                              3,530
                                                                    -----------

                    Total assets                                    $ 4,548,336
                                                                    ===========


                      Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable - stockholder                                  $    21,737
    Other accounts payable                                               19,553
    Other accrued liabilities                                           134,322
                                                                    -----------

                    Total current liabilities                           175,612
                                                                    -----------

Stockholders' equity:
    Common stock, $0.001 par value.  Authorized 10,000,000 shares;
       issued and outstanding 4,262,600 shares                            4,263
    Additional paid-in capital                                        7,514,145
    Deficit accumulated during the development stage                 (3,145,684)
                                                                    -----------

                    Total stockholders' equity                        4,372,724
                                                                    -----------

Commitments
                                                                    -----------

                    Total liabilities and stockholders' equity      $ 4,548,336
                                                                    ===========

See accompanying notes to financial statements.


                                            PROFILE TECHNOLOGIES, INC.
                                         (A Development Stage Enterprise)

                                            Statements of Operations




                                                                   Period from
                                                                  July 1, 1988
                                                                   (inception)               Years ended June 30
                                                                     through           -------------------------------
                                                                  June 30, 1998            1997                1998
                                                                  -------------        -----------         -----------
Revenues - testing services and research and
    development fees                                               $   527,189              50,000              45,000
                                                                   -----------         -----------         -----------

Costs and expenses:
    Research and development                                         1,674,566             272,240             316,876
    General and administrative                                       1,494,402             351,312             687,657
    Excess of fair market  value over  exercise  price of
       extended  and assigned existing common stock
       purchase warrants                                               350,000              50,000                --
    Fair value of common stock purchase warrants granted
       to consultants                                                  509,154             509,154                --
                                                                   -----------         -----------         -----------

                    Total costs and expenses                         4,028,122           1,182,706           1,004,533
                                                                   -----------         -----------         -----------

                    Loss from operations                            (3,500,933)         (1,132,706)           (959,533)

Interest income                                                        355,149              97,703             246,706
Other income                                                               100                --                  --
                                                                   -----------         -----------         -----------

                    Net loss                                       $(3,145,684)         (1,035,003)           (712,827)
                                                                   ===========         ===========         ===========

Basic and diluted net loss per share                                                   $      0.29                0.17

Shares used to calculate basic and diluted net loss
    per share                                                                            3,587,532           4,262,600

See accompanying notes to financial statements


                                                            F-3


                                                  PROFILE TECHNOLOGIES, INC.
                                              (A Development Stage Enterprise)

                                                  Statements of Cash Flows



                                                                            Period from
                                                                           July 1, 1988
                                                                            (inception)           Years ended June 30
                                                                              through        ----------------------------
                                                                           June 30, 1998         1997             1998
                                                                           -------------     -----------      -----------

Cash flows from operating activities:
    Net loss                                                                $(3,145,684)      (1,035,003)        (712,827)
    Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                        155,438           20,822           38,096
           Services received in exchange for common stock                        10,000             --               --
           Excess of fair value over exercise price of extended and
              assigned existing common stock purchase warrants                  350,000           50,000             --
           Fair value of common stock purchase warrants granted to
              consultants                                                       509,154          509,154             --
           Changes in assets and liabilities:
              Contract work in progress                                            --            (20,000)          20,000
              Accounts receivable/payable - stockholder                          21,737          (12,154)          19,237
              Prepaid expenses                                                  (59,645)         (52,549)          (6,847)
              Other assets                                                       (3,530)          (3,350)            (180)
              Other accounts payable                                             19,553            1,379           13,634
              Accrued wages                                                        --             20,614          (20,614)
              Other accrued liabilities                                         134,322           69,443           12,180
                                                                            -----------      -----------      -----------

                    Net cash used in operating activities                    (2,008,655)        (451,644)        (637,321)
                                                                            -----------      -----------      -----------

Cash flows from investing activities:
    Patents                                                                    (184,037)         (70,676)         (15,000)
    Purchase of property and equipment                                         (264,510)         (21,320)        (116,328)
                                                                            -----------      -----------      -----------

                    Net cash used in investing activities                      (448,547)         (91,996)        (131,328)
                                                                            -----------      -----------      -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock, net of issuance costs             6,643,254        5,267,551             --
    Repurchase of common stock                                                  (14,000)            --               --
    Organization costs                                                           (4,101)            --               --
                                                                            -----------      -----------      -----------

                    Net cash provided by financing activities                 6,625,153        5,267,551             --
                                                                            -----------      -----------      -----------

                    Increase (decrease) in cash and cash equivalents          4,167,951        4,723,911         (768,649)

Cash and cash equivalents at beginning of period                                   --            212,689        4,936,600
                                                                            -----------      -----------      -----------

                    Cash and cash equivalents at end of period              $ 4,167,951        4,936,600        4,167,951
                                                                            ===========      ===========      ===========

Supplemental disclosures of noncash financing and investing activities -
    patent costs in exchange for common stock                               $    20,000             --               --

See accompanying notes to financial statements.



                                    PROFILE TECHNOLOGIES, INC.
                                 (A Development Stage Enterprise)

                                Statements of Stockholders' Equity

                                                                               Common stock
                                                                          ------------------------
                                                                            Shares        Amount
                                                                          ----------    ----------

Sale at inception (July 1, 1988), $.0005 per share                         1,000,000    $      500
Sale of common stock in July, $.0005 per shares                              600,000           300
Sale of common stock in September, $.25 per share                            400,000         1,200
Net loss                                                                        --            --
                                                                          ----------    ----------

Balance at June 30, 1989                                                   2,000,000         2,000

Sale of common stock in September, $.25 per share                             80,000            80
Net loss                                                                        --            --
                                                                          ----------    ----------

Balances at June 30, 1990                                                  2,080,000         2,080

Sale of common stock in October, $.25 per share                              114,000           114
Issuance of common stock for services in November, $.25 per share             40,000            40
Net loss                                                                        --            --
                                                                          ----------    ----------

Balances at June 30, 1991                                                  2,234,000         2,234

Sale of common stock in September, $.625 per share                           296,000           296
Sale of common stock in May, $1.50 per share                                 141,268           141
Net loss                                                                        --            --
                                                                          ----------    ----------

Balances at June 30, 1992                                                  2,671,268         2,671

Sale of common stock in January, $1.50 per share                              51,000            51
Net loss                                                                        --            --
                                                                          ----------    ----------

Balances at June 30, 1993                                                  2,722,268         2,722

Net loss                                                                        --            --
                                                                          ----------    ----------

Balances at June 30, 1994                                                  2,722,268         2,722

Repurchases of common stock in October                                       (16,000)          (16)
Sale of common stock in December, $1.75 per share, net of issuance
    costs of $22,115                                                         268,332           269
Excess of fair value over exercise price of existing common stock
    purchase warrants extended in December                                      --            --
Net loss                                                                        --            --
                                                                          ----------    ----------

Balances at June 30, 1995                                                  2,974,600         2,975

Issuance of common stock for services in October, $1.00 per share             20,000            20
Sale of common stock in December-March, $2.00 per share, net of
    issuance costs of $34,600                                                218,000           218
Excess of fair value over exercise price of existing common stock
    purchase warrants extended in March                                         --            --
Net loss                                                                        --            --
                                                                          ----------    ----------

Balances at June 30, 1996                                                  3,212,600         3,213

Fair value of common stock purchase warrants granted to consultants             --            --
Excess of fair market value over exercise price of existing common
    stock purchase warrants assigned by principal stockholder to others         --            --
Sale of common stock in February-March, $6.00 per share, net of
    issuance costs of $1,238,313                                           1,050,000         1,050
Net loss                                                                        --            --
                                                                          ----------    ----------

Balances at June 30, 1997                                                  4,262,600         4,263

Net loss                                                                        --            --
                                                                          ----------    ----------

Balances at June 30, 1998                                                  4,262,600    $    4,263
                                                                          ==========    ==========

                                           PROFILE TECHNOLOGIES, INC.
                                        (A Development Stage Enterprise)

                                       Statements of Stockholders' Equity

                                                  (Continued)

                                                                                          Deficit
                                                                                        accumulated
                                                                          Additional    during the      Total
                                                                           paid-in      development  stockholders'
                                                                           capital         stage        equity
                                                                          ----------    ----------    ----------
Sale at inception (July 1, 1988), $.0005 per share                              --            --             500
Sale of common stock in July, $.0005 per shares                                 --            --             300
Sale of common stock in September, $.25 per share                             98,800          --         100,000
Net loss                                                                        --         (85,749)      (85,749)
                                                                          ----------    ----------    ----------

Balance at June 30, 1989                                                      98,800       (85,749)       15,051

Sale of common stock in September, $.25 per share                             19,920          --          20,000
Net loss                                                                        --         (13,683)      (13,683)
                                                                          ----------    ----------    ----------

Balances at June 30, 1990                                                    118,720       (99,432)       21,368

Sale of common stock in October, $.25 per share                               28,386          --          28,500
Issuance of common stock for services in November, $.25 per share              9,960          --          10,000
Net loss                                                                        --         (30,593)      (30,593)
                                                                          ----------    ----------    ----------

Balances at June 30, 1991                                                    157,066      (130,025)       29,275

Sale of common stock in September, $.625 per share                           184,704          --         185,000
Sale of common stock in May, $1.50 per share                                 211,761          --         211,902
Net loss                                                                        --        (267,186)     (267,186)
                                                                          ----------    ----------    ----------

Balances at June 30, 1992                                                    553,531      (397,211)      158,991

Sale of common stock in January, $1.50 per share                              76,449          --          76,500
Net loss                                                                        --        (132,905)     (132,905)
                                                                          ----------    ----------    ----------

Balances at June 30, 1993                                                    629,980      (530,116)      102,586

Net loss                                                                        --         (13,503)      (13,503)
                                                                          ----------    ----------    ----------

Balances at June 30, 1994                                                    629,980      (543,619)       89,083

Repurchases of common stock in October                                       (13,984)         --         (14,000)
Sale of common stock in December, $1.75 per share, net of issuance
    costs of $22,115                                                         447,196          --         447,465
Excess of fair value over exercise price of existing common stock
    purchase warrants extended in December                                   210,000          --         210,000
Net loss                                                                        --        (453,382)     (453,382)
                                                                          ----------    ----------    ----------

Balances at June 30, 1995                                                  1,273,192      (997,001)      279,166

Issuance of common stock for services in October, $1.00 per share             19,980          --          20,000
Sale of common stock in December-March, $2.00 per share, net of
    issuance costs of $34,600                                                401,182          --         401,400
Excess of fair value over exercise price of existing common stock
    purchase warrants extended in March                                       90,000          --          90,000
Net loss                                                                        --        (400,853)     (400,853)
                                                                          ----------    ----------    ----------

Balances at June 30, 1996                                                  1,784,354    (1,397,854)      389,713

Fair value of common stock purchase warrants granted to consultants          509,154          --         509,154
Excess of fair market value over exercise price of existing common
    stock purchase warrants assigned by principal stockholder to others       50,000          --          50,000
Sale of common stock in February-March, $6.00 per share, net of
    issuance costs of $1,238,313                                           5,170,637          --       5,171,687
Net loss                                                                        --      (1,035,003)   (1,035,003)
                                                                          ----------    ----------    ----------

Balances at June 30, 1997                                                  7,514,145    (2,432,857)    5,085,551

Net loss                                                                        --        (712,827)     (712,827)
                                                                          ----------    ----------    ----------

Balances at June 30, 1998                                                  7,514,145    (3,145,684)    4,372,724
                                                                          ==========    ==========    ==========
See accompanying notes to financial statements.

                                                       F-6

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                  June 30, 1998



(1)  Nature  of  Development   Stage   Activities  and  Summary  of  Significant
     Accounting Policies


     (a)  Nature of Development Stage Activities

          Profile Technologies, Inc. (Company), formerly Pipeline Profiles, Ltd., was incorporated in 1986 and commenced operations in fiscal year 1989 (inception). The Company is in the business of developing and commercializing potential processes for the nondestructive, noninvasive testing of both above ground and buried pipelines for the effectiveness of pipeline cathodic protecting systems and coating integrity. The Company believes that the first commercial applications of this process will likely be in the refining and petro-chemical segments of the industry, although the utilities industry has also expressed interest in the Company's process. The Company's future revenues are currently dependent upon the market's acceptance of its sole developed process. In July 1998, the Company commenced work on its initial commercial contract for corrosion inspection services of pipeline at approximately one hundred road and caribou crossings in Alaska. There can be no assurance that the Company will be able to obtain additional commercial contracts in the future. As of June 30, 1998, the Company is considered to be in the development stage as the Company has not generated significant revenues from its research and development efforts and related service contracts with respect to the above process, and operations have primarily been financed through the issuance of common stock.


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

                                  June 30, 1998



     (d)  Property and Equipment

          Property and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives of three to seven years.


     (e)  Patents

          Patent and related application costs will be amortized using the straight-line method over the shorter of the patents' estimated useful lives or their legal lives (seventeen years). Amortization will commence once the Company has emerged from development stage activities. The Company assesses the recoverability of this intangible asset by determining whether the balance can be recovered through forecasted future operations. The amount of impairment, if any, is measured based on projected future results using a discount rate reflecting the Company's assumed average cost of funds.


     (f)  Income Taxes

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


     (g)  Major Customers

          As the Company is still in the development stage, all of the Company's revenues were from two domestic customers for the years ended June 30, 1997 and 1998.


     (h)  Cash Equivalents

          The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                  June 30, 1998



     (i)  Net Loss Per Share

          The Financial Accounting Standards Board (FASB) recently issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which became effective for the Company in the second quarter of its 1998 fiscal year. SFAS No. 128 requires the presentation of basic earnings per share, and for companies with complex capital structures, diluted earnings per share. Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. The Company has presented basic and diluted net loss per share and has restated previously reported amounts in compliance with the requirements of SFAS No. 128. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same.

          On February 3, 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 98 which superseded SAB No. 83. SAB 83 required that all common and common equivalent shares issued during the twelve months immediately preceding the initial filing of a registration statement for the Company's IPO be included in the calculation of earnings per share as if they were outstanding for all periods presented, including loss years where the impact is antidilutive. The Company has presented basic and diluted net loss per share using the provisions of SAB No. 98 and antidilutive common equivalent shares previously included pursuant to SAB No. 83 have been excluded in all periods presented.

          Excluded from the computation of diluted loss per share for 1997 are warrants to acquire 1,120,000 shares of common stock with a weighted average exercise price of $3.41 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for 1998 are warrants to acquire 1,140,000 shares of common stock with a weighted average exercise price of $3.59 because their effect would be antidilutive.


     (j)  Use of Estimates

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

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                  June 30, 1998




     (k)  Patents, Proprietary Technology and Other Intellectual Property

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


     (l)  Financial Instruments and Concentrations of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk include cash and cash equivalents. The fair value of these instruments approximates their financial statements carrying amount. The Company regularly invests funds in excess of its immediate needs in money market accounts with Citibank (Accounts). Funds invested in these Accounts are uninsured and subject to investment risk. Included with cash and cash equivalents were amounts held in the Accounts totaling $2,606,000 and $1,544,000, respectively, at June 30, 1998. Amounts held in these Accounts are insured up to $100,000 by the Federal Depository Insurance Corporation.


     (m)  Product Development Costs and Software Developed for Internal Use

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

          In March 1998, the AICPA issued Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain software development costs for software developed for internal use. The Company plans on adopting SOP No. 98-1 beginning July 1, 1998 and does not anticipate a material impact upon adoption of this standard.

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                  June 30, 1998



     (n)  Stock-Based Compensation

          The Company accounts for its stock-based compensation arrangement in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the fair value of the underlying stock at the date of grant exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.


(2)  Property and Equipment

     Property and equipment at June 30, 1998 consist of the following:

                    Trailer                         $ 11,670
                    Equipment                        252,840
                                                    --------

                                                     264,510
                    Less accumulated depreciation    151,337
                                                    --------

                                                    $113,173
                                                    ========


     Depreciation expense totaled $151,337, $20,822 and $38,096 for the period from July 1, 1988 (inception) through June 30, 1998 and the years ended June 30, 1997 and 1998, respectively.


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

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                  June 30, 1998



(4)  Related Parties


     (a)  Accounts Payable - Stockholder

          At June 30, 1998, the Company owed $21,737 to a stockholder of the Company for business expenses.


     (b)  Consulting Services and Wages

          The Company's policy is to pay wages and consulting fees to two key stockholders on a basis consistent with available cash flows. Wages and consulting fees to these individuals, Gale Burnett, President, and Henry Gemino, Executive Vice-President, were approximately $1,121,000, 209,000 and $242,000 for the period from July 1, 1988 (inception) through June 30, 1998 and the years ended June 30, 1997 and 1998, respectively.

          Additional consulting fees were paid to a stockholder of the Company, Dr. John Kuo, totaling approximately $267,000, $80,000 and $118,000 for the period from July 1, 1988 (inception) through June 30, 1998 and the years ended June 30, 1997 and 1998, respectively. Included in other accrued liabilities are amounts owing to the stockholder totaling $60,000 at June 30, 1998.


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

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                  June 30, 1998



     The tax effect of temporary differences that give rise to significant portions of Federal deferred tax assets are comprised of the following at June 30, 1998:

         Deferred tax assets:
         Net operating loss carryforwards                    $  742,000
         Stock compensation                                     292,000
         Research and experimentation credit carryforwards       75,000
                                                             ----------

                       Gross deferred tax assets              1,109,000

         Less valuation allowance                             1,109,000
                                                             ----------

                       Net deferred tax assets               $     --
                                                             ==========

     The net increase in the valuation allowance for deferred tax assets was $436,145 and $253,000 for the years ended June 30, 1997 and 1998, respectively. The increases were primarily due to increases in the amount of net operating loss carryforwards that could not be utilized and stock compensation.

     For Federal income tax purposes, the Company has net operating loss carryforwards at June 30, 1998 available to offset future Federal taxable income, if any, of approximately $2,182,000 which begin to expire in 2003. In addition, the Company has research and experimentation tax credit carryforwards of approximately $75,000 at June 30, 1998 which are available to offset income taxes and begin to expire in 2003.

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

                                  June 30, 1998



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

          The following is a summary of warrants outstanding at June 30, 1998:

                                   Warrants oustanding
            -----------------------------------------------------------------

                                               Weighted-average    Number of
                                   Number         remaining         warrants
             Exercise prices    outstanding    contractual life   exercisable
             ---------------    -----------    ----------------   -----------

               $  1.125            320,000           6.33           320,000
                  1.500             40,000           6.33            40,000
                  3.000            270,000           6.33           270,000
                  3.500            285,000           6.33           285,000
                  7.200            105,000           6.33           105,000
                  8.400            100,000           4.67           100,000
                 13.500             20,000           6.33            20,000
             ---------------    -----------    ---------------    -----------

                   3.59          1,140,000           6.18          1,140,000
             ===============    ===========    ===============    ===========

                           PROFILE TECHNOLOGIES, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                                  June 30, 1998



          The Company applies APB Opinion No. 25 and related interpretations in accounting for warrant grants to employees. Had compensation cost for the Company's warrant awards been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                           Years ended June 30
                                      ----------------------------
                                           1997           1998
                                      -------------   ------------
                Net loss:
                    As reported       $   1,035,003      712,827
                    Pro forma             1,171,003      800,827

                Net loss per share:
                    As reported       $      .29           .17
                    Pro forma                .33           .19

          The weighted average fair value per share of the warrant grants or extensions made during the years ended June 30, 1997 and 1998, where the fair value of the underlying stock equaled the exercise price, was approximately $1.27 and $0, respectively, and the number of warrants were 60,000 and 0, respectively.

          The weighted average fair value per share of the warrant grants or extensions made during the years ended June 30, 1997 and 1998, where the exercise price was above the fair value of the underlying stock was $0 and $4.40, respectively, and the number of warrants were 0 and 20,000, respectively.

          The weighted average fair value per share of the warrant grants or extensions made during the years ended June 30, 1997 and 1998, where the exercise price was below the fair value of the underlying stock, was approximately $1.85 and $0, respectively and the number of warrants were 335,000 and 0, respectively.

          The fair value of warrant grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal years 1997 and 1998: expected volatility of 50%, risk-free interest rate of 6%, expected lives ranging from three to six years; and a 0% dividend yield.


(7)  Operating Leases

     The Company leases office facilities in Washington State and New York State under operating lease agreements that expire at various dates. Aggregate minimum rental payments on operating leases as of June 30, 1998 are $17,100 in fiscal year 1999.

     Total rent expense under the operating leases was $5,700 and $39,600 during the years ended June 30, 1997 and 1998, respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on November 14, 1998. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than October 15, 1998. The information required by this Item 9 is incorporated by reference from the Proxy Statement.

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

Item 13.  Exhibits and Reports on Form 8-K.

     (a) Exhibits

          (3)
               (i) Articles of Incorporation(1)
               (ii) Bylaws(2)

          (10.1) Royalty Agreement(3)
          (10.2) Assignment of Patent Rights(4)
          (10.3) Consulting Agreement with Dr. John Kuo(5)
          (23.1) Consent of Independent Certified Public Accountants (27.1) Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

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

      Signatures                      Title                      Date
      ----------                      -----                      ----


/s/ G.L. Scott                  Chairman, Principal          Sept. 18, 1998
----------------------          Executive Officer,
    G.L. SCOTT                  Director


/s/ Henry Gemino                Executive Vice-              Sept. 18, 1998
----------------------          President, Chief
    HENRY GEMINO                Operating Officer,
                                Chief Financial Officer,
                                Principal Accounting
                                Officer, Director


/s/ Gale D. Burnett             President, Director          Sept. 18, 1998
----------------------
    GALE D. BURNETT


/s/ Murphy Evans                Director                     Sept. 18, 1998
----------------------
    MURPHY EVANS


/s/ John Tsungfen Kuo           Director, Chief              Sept. 18, 1998
----------------------          Technical Consultant
    John Tsungfen Kuo


/s/ Allen G. Reeves             Director                     Sept. 18, 1998
----------------------
    ALLEN G. REEVES