Form 10QSB
period 1998-09-30
PROFILE TECHNOLOGIES INC
filed 1998-10-27
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 1998

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

       There were 4,275,092 shares of common stock issued and outstanding on October 20, 1998.

Transitional Small Business Disclosure Format
(Check one):

Yes          No    X

Item 1. Financial Statements

                           PROFILE TECHNOLOGIES, INC.

                            Condensed Balance Sheets

                                                    September 30,     June 30,
                                                        1998            1998
                                                        ----            ----

                                                     (unaudited)
                                     Assets
                                     ------

Current assets:
       Cash and cash equivalents                     $ 4,036,660      4,167,951
       Accounts receivable                                48,155           --
       Prepaid expenses                                   51,222         59,645
                                                     -----------    -----------

        Total current assets                           4,136,037      4,227,596

Property and equipment, net                              121,269        113,173
Patents, net                                             245,155        204,037
Other assets                                               3,530          3,530
                                                     -----------    -----------

        Total assets                                 $ 4,505,991      4,548,336
                                                     -----------    -----------

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
       Accounts payable - stockholder                      8,424         21,737
       Other accounts payable                             11,668         19,553
       Other accrued liabilities                         152,311        134,322
                                                     -----------    -----------

        Total current liabilities                        172,403        175,612
                                                     -----------    -----------

Stockholders' equity:
       Common stock, $0.001 par value
              Authorized 10,000,000 shares;
              issued and outstanding 4,275,092
              shares at September 30, 1998 and
              4,262,600 shares at June 30, 1998            4,275          4,263
       Additional paid-in capital                      7,561,758      7,514,145
       Accumulated deficit                            (3,232,445)    (3,145,684)
                                                     -----------    -----------

        Total stockholders' equity                     4,333,588      4,372,724
                                                     ===========    ===========


        Total liabilities and stockholders' equity   $ 4,505,991      4,548,336
                                                     ===========    ===========


            See accompanying notes to condensed financial statements

                           PROFILE TECHNOLOGIES, INC.

                       Condensed Statements of Operations
                                  (unaudited)



                                                         Three months ended
                                                            September  30
                                                     --------------------------
                                                         1998           1997
                                                         ----           ----

Revenues - services                                  $   138,985         30,000
                                                     -----------    -----------

Cost of services                                          42,211         24,270
                                                     -----------    -----------

   Gross profit                                           96,774          5,730
                                                     -----------    -----------

Operating expenses:
    Research and development                              68,850         60,774
    General and administrative                           168,950        136,210
                                                     -----------    -----------


                         Total operating expenses        237,800        196,984
                                                     -----------    -----------

                         Loss from operations           (141,026)      (191,254)
                                                     -----------    -----------

Interest income                                           54,265         67,349
                                                     -----------    -----------

                         Net loss                    $   (86,761)      (123,905)
                                                     -----------    -----------

Basic and diluted loss per share                           (0.02)         (0.03)

Weighted average basic and diluted common
     and common share equivalents outstanding          4,269,430      4,262,600
                                                     ===========    ===========


            See accompanying notes to condensed financial statements


                                       PROFILE TECHNOLOGIES, INC.

                                   Condensed Statements of Cash Flows
                                               (unaudited)


                                                                                   Three months ended
                                                                                      September  30
                                                                               --------------------------
                                                                                   1998            1997
                                                                                   ----            ----
Cash flows from operating activities:
     Net loss                                                                  $   (86,761)      (123,905)
    Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                            21,316          8,272
           Changes in assets and liabilities:
              Accounts receivable                                                  (48,155)       (50,000)
              Contract work-in-progress                                               --           20,000
              Accounts receivable/payable - stockholder                            (13,313)        (2,500)
              Prepaid expenses                                                       8,423         22,140
              Other assets                                                            --             (180)
              Other accounts payable                                                (7,885)        10,188
              Accrued wages                                                           --          (14,094)
              Other accrued liabilities                                             17,989        (19,010)
                                                                               -----------    -----------

                             Net cash used in operating activities                (108,386)      (149,089)
                                                                               -----------    -----------

Cash flows from investing activities:
        Patents                                                                    (49,572)          --
        Purchase of property and equipment                                         (20,958)       (45,465)
                                                                               -----------    -----------

                            Net cash used in investing activities                  (70,530)       (45,465)
                                                                               -----------    -----------

Cash flows from financing activities:
        Proceeds from exercise of common stock purchase warrants                    47,625           --
                                                                               -----------    -----------

                            Net cash provided by financing activities               47,625           --
                                                                               -----------    -----------


                            Increase (decrease) in cash and cash equivalents      (131,291)      (194,554)

Cash and cash equivalents at beginning of period                                 4,167,951      4,936,600
                                                                               -----------    -----------


Cash and cash equivalents at end of period                                       4,036,660      4,742,046
                                                                               -----------    -----------

                        See accompanying notes to condensed financial statements

                                                   3

                           PROFILE TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements


1. Description of Business

Profile Technologies, Inc. (Company) is in the business of developing and commercializing potential processes for the nondestructive, noninvasive testing of both above ground and buried pipelines for the effectiveness of pipeline cathodic protecting systems and coating integrity. The Company's future revenues are currently dependent upon the market's acceptance of its developed process.

From 1986 (incorporation) through June 30, 1998, the Company was considered to be in the development stage as the Company had not generated significant revenues from its research and development efforts and related service contracts with respect to the above process, and operations, consisting principally of product development and administrative activities, had primarily been financed through the issuance of common stock.

During the quarter ended September 30, 1998, the Company commenced work on its initial commercial contracts for corrosion inspection services of pipeline and has emerged from the development stage. There can be no assurances that the Company will be able to obtain additional commercial contracts in the future.

2. Basis of Presentation

The unaudited  interim condensed  financial  statements and related notes of the
Company have been prepared pursuant to the instructions to Form 10QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such instructions. The accompanying condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the annual report FORM 10KSB for the year ended June 30, 1998. The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the September 30, 1997 information to conform with the September 30, 1998 presentation.

3. Net Loss Per Share

Basic earnings per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted loss per share for the quarter ended September 30, 1997 are warrants to acquire 1, 120,000 shares of common stock with a weighted-average exercise price of $3.41 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for the quarter ended September 30, 1998 are warrants to acquire 1, 140,000 shares of common stock with a weighted-average exercise price of $3.59 because their effect would be antidilutive.

4. Product Development Costs - New Accounting Pronouncement

Product development costs are charged to operations as incurred. In March 1998, the AICPA issued Statement of Position (SOP) No. 98.1, Accounting for the Costs of computer Software Developed or Obtained for Internal Use, which requires capitalization of certain software development costs for software developed for internal use.

Costs incurred during the application development stage should be capitalized. The Company adopted SOP No. 98-1 beginning July 1, 1998. The implementation of the provisions of SOP No. 98-1 did not have a significant impact on the Company.

5.  Stock Option Plan and Stock Purchase Warrant

In October, 1998:

* the Board approved a Stock Option Plan, subject to shareholder approval, and reserved for issuance of stock options 500,000 shares of common stock;

* the Company granted a warrant to purchase 85,000 shares of common stock to its President with an exercise price of $7.50 per share.

Item 2.     Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

GENERAL

     The Company is in the business of developing and commercializing potential processes for the non-destructive, non-invasive testing of both above ground and buried pipeline to evaluate the condition and integrity of the pipeline. The development of its pulse propagation analyzer process and the further refinement of the technology associated therewith has progressed to the point where it is now being utilized commercially. The Company has begun to obtain revenues from its commercial activities but has not yet reached profitability. There can be no assurance that the Company will obtain commercial contracts in the future which would produce operating revenues sufficient to attain profitability. The Company's process identifies areas of corrosion, areas that lack cathodic protection and areas that may have defective coating on both below ground and above ground pipes. The pulse propagation analyzer consists of a computer, software to enhance collection and processing of data, a precision multi-channel pulse generator and a signal analyzer. The Company believes that it attained technological feasibility of its process with the completion of its research and development activity in a controlled environment in July of 1996.

     In order for the Company to obtain significant revenues from the use of its technology, the Company must establish a sales and marketing organization that is effective and obtains customers for its pulse propagation analyzer. The Company must also be able to supply and train work crews in sufficient numbers to satisfy the requirements of its customers. From inception through September 30, 1998, the Company incurred losses of $3,232,445 and losses are expected to continue at least through the second quarter of the year ending June 30, 1999; no assurances can be given that losses will not continue thereafter.

RESULTS OF OPERATIONS

                Quarter Ended September 30, 1998 Compared to the
                        Quarter Ended September 30, 1997

     The Company had revenues of $138,985 for the quarter ended September 30, 1998 compared to $30,000 for the quarter ended September 30, 1997, an increase of $108,985. This 463% increase in operating revenues was the result of the Company completing its first two commercial contracts on the North Slope of Alaska. The loss from operations for the quarter ended September 30, 1998 was $141,026 compared to a loss from operations of $191,254 for the quarter ended September 30, 1997. The operating loss for the quarter ended September 30, 1998 was offset somewhat by interest income in the amount of $54,265 representing interest earned primarily from proceeds of the Company's public offering which was completed in February of 1997. This resulted in a net loss of $86,761 for the quarter ended September 30, 1998 compared to a net loss of $123,905 for the quarter ended September 30, 1997. Cost of services increased to $42,211 for the quarter ended September 30, 1998 compared to $24,270 for the quarter ended
September 30, 1997. The resulting gross profit margin in the quarter ended September 30, 1998 was 70 percent. Research and development expenses increased slightly to $68,850 for the quarter ended September 30, 1998 compared to $60,774 for the quarter ended September 30, 1997. General and administrative expenses increased to $168,950 for the quarter ended September 30, 1998 from $136,210 for the quarter ended September 30, 1997, primarily because of increased personnel expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company since inception has funded its operations and research and development activities through private placement equity offerings and proceeds from the Company's initial public offering. The Company completed work on its first commercial contracts during the three months ended September 30, 1998 and has emerged from development stage activities. Net cash used in operating activities totaled $108,386 in the three months ended September 30, 1998 and the Company expects that additional operating activities will result in cash outflows in the near term while the Company pursues additional commercial contracts, marketing activities, and research and development. Cash outflows from operations are expected to continue at least through the quarter ending December 31, 1998; no assurances can be given that operating activities will generate positive cash flows thereafter.

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

     The Company's available cash and equivalents as of September 30, 1998 were $4,036,660. At September 30, 1998, the Company had working capital of $3,963,634 and no material long term commitments or material commitments for capital expenditures.

     The Company believes that its current capital resources and liquidity are adequate for at least the next twelve months. Other than equipment purchases for field crews if the Company is successful in obtaining additional commercial contracts and the expenses associated with the hiring and training of such field crews, the Company does not have any plans for significant capital expenditures above its current level.

RESOURCES

     As of September 30, 1998 the Company did not have any material commitments for capital expenditures. However, management is currently directing the Company's activities towards obtaining additional fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of the operations may require alternate sources of financing such equipment. The timing of these events is dependent upon the Company's ability to obtain additional fee for service contracts, which is dependent upon the Company's continuing ability to demonstrate the effectiveness of its technology. The Company believes that its cash position is sufficient to satisfy its operating needs for the next twelve months. Management believes it is well on the way to reaching these milestones, but there can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional personnel expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 20000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problems pervasive and complex as virtually every company's computer operation will be affected in some way. The Company's computer programs which process it's field data as well as operation and financing transactions, were designed and developed without considering the impact of the upcoming change in century. Nevertheless, as a result of the Company's analysis of it's computer programs and operations, it has reached the conclusion that "Year 2000" problems will not seriously impact or have a material adverse effect on the Company's expenses, business, including data gathering and interpretation, or it's operations.

     It is possible, however, that "Year 2000" problems incurred by the customers or suppliers of the Company could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among its suppliers. The Company believes that it will not be dependent upon any single supplier for its equipment or machinery in the Year 2000, and therefore has made a determination not to contact its primary suppliers to determine if they are developing plans to address processing transactions which may impact the Company in the year 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. The Company has not yet developed a contingency plan to operate in the event that any non-compliant customer or supplier systems that materially impact the Company are not remedies by January 1, 2000 and has not yet determined a time table for developing such a plan. As a result, if preventative and/or corrective actions by the Company or those entities with which the Company does business are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

                                     PART II

Item 1.  Legal Proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2.  Changes in Securities.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information.

     On October 17, 1998, the Company restructured its management team. Murphy Evans, an outside director, was named President of the Company. Henry Gemino was named co-chairman of the Board of Directors. Dr. John Tsungfen Kuo, an outside director and the Company's Chief Technical Consultant and Gale D. Burnett, the Company's former President, were named Vice- Chairmen of the Board of Directors. At the same time, Mr. Evans was granted 85,000 common stock purchase warrants exercisable at $7.50 per share. Half are exercisable immediately and half are exercisable in one year if prior to that date Mr. Evans has not resigned as President. All of such warrants expire October 31, 2004.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.
             27.1     Financial Data Schedule
             27.2     Financial Data Schedule Restated

     (b) Reports on Form 8-K.
             None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            PROFILE TECHNOLOGIES, INC.
                                                   (Registrant)


Date: October 20, 1998                      /s/ G.L. Scott
                                            ------------------------------------
                                            G.L. SCOTT
                                            Chief Executive Officer



                                            /s/Henry Gemino
                                            ------------------------------------
                                            HENRY GEMINO
                                            Chief Financial Officer