Form 10QSB
period 1998-12-31
PROFILE TECHNOLOGIES INC
filed 1999-02-10
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                DECEMBER 31, 1998

Commission file number  0-21151


                           PROFILE TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                     91-1418002
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


1077 Northern Blvd., Roslyn, NY                                    11576
(Address of principal executive offices)                        (Zip Code)


                                  516-365-1909
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has be subject to such filing requirements for the past 90 days. Yes X No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

  There were 4,275,092 shares of common stock outstanding on January 29, 1999.

Transitional Small Business Disclosure Format
(Check one):

Yes ___  No  X



Item 1. Financial Statements

                           PROFILE TECHNOLOGIES, INC.

                            Condensed Balance Sheets


                                                        December 31,    June 30,
                                                           1998           1998
                                                           ----           ----
                                                        (unaudited)
                                     Assets
                                     ------

Current assets:
    Cash and cash equivalents                          $ 3,735,505      4,167,951
    Contract work-in-progress                               37,553           --
    Prepaid expenses                                        40,051         59,645
                                                       -----------    -----------


          Total current assets                           3,813,109      4,227,596

    Property and equipment, net                            144,244        113,173
    Patents, net                                           232,474        204,037
    Other assets                                             3,530          3,530
                                                       -----------    -----------


          Total assets                                 $ 4,193,357      4,548,336
                                                       -----------    -----------


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
    Accounts payable - stockholders                          1,311         21,737
    Other accounts payable                                  29,806         19,553
    Other accrued liabilities                               66,163        134,322
                                                       -----------    -----------


          Total current liabilities                         97,280        175,612
                                                       -----------    -----------


Stockholders' equity:
    Common stock, $0.001 par value.  Authorized
        10,000,000 shares; issued and outstanding
        4,275,092 shares at December 31, 1998 and
        4,262,600 shares at June 30, 1998                    4,275          4,263
    Additional paid-in capital                           7,561,758      7,514,145
    Accumulated deficit                                 (3,469,956)    (3,145,684)
                                                       -----------    -----------


          Total stockholders' equity                     4,096,077      4,372,724
                                                       ===========    ===========


          Total liabilities and stockholders' equity   $ 4,193,357      4,548,336
                                                       ===========    ===========


            See accompanying notes to condensed financial statements

                                       2


                                     PROFILE TECHNOLOGIES, INC.

                                Condensed Statements of Operations
                                            (unaudited)

                                                  Three months ended             Six months ended
                                                     December  31                  December  31
                                              --------------------------    --------------------------
                                                 1998           1997           1998            1997
                                                 ----           ----           ----            ----

Revenues - services                           $    39,925           --          178,910         30,000
                                              -----------    -----------    -----------    -----------

Cost of services                                   10,874           --           53,085         24,270
                                              -----------    -----------    -----------    -----------

Gross profit                                       29,051           --          125,825          5,730
                                              -----------    -----------    -----------    -----------

Operating expenses:
   Research and development                        77,927         75,131        146,777        135,905
   General and administrative                     236,243        181,991        405,193        318,201

                                              -----------    -----------    -----------    -----------

          Total operating expenses                314,170        257,122        551,970        454,106
                                              -----------    -----------    -----------    -----------

          Loss from operations                   (285,119)      (257,122)      (426,145)      (448,376)
                                              -----------    -----------    -----------    -----------

Interest income                                    47,608         64,265        101,873        131,614
                                              -----------    -----------    -----------    -----------

          Net loss                            $  (237,511)      (192,857)      (324,272)      (316,762)
                                              -----------    -----------    -----------    -----------

Basic and diluted net loss per share                (0.06)         (0.05)         (0.08)         (0.07)


Weighted average basic and diluted common
   and common share equivalents outstanding     4,275,092      4,262,600      4,272,261      4,262,600
                                              ===========    ===========    ===========    ===========




                      See accompanying notes to condensed financial statements

                                                   3




                                PROFILE TECHNOLOGIES, INC.

                            Condensed Statements of Cash Flows
                                        (unaudited)


                                                                    Six months ended
                                                                       December 31
                                                                --------------------------
                                                                     1998           1997
                                                                     ----           ----
Cash flows from operating activities:
   Net loss                                                     $  (324,272)      (316,762)
   Adjustments to  reconcile  net loss to net cash
       used in  operating activities:
          Depreciation and amortization                              47,711         17,544
          Changes in assets and liabilities:
              Contract work-in-progress                             (37,553)        20,000
              Accounts receivable/payable - stockholder             (20,426)        15,569
              Prepaid expenses                                       19,594         36,315
              Other assets                                             --             (180)
              Other accounts payable                                 10,253         (4,391)
              Accrued wages                                            --          (20,614)
              Other accrued liabilities                             (68,159)       (44,797)
                                                                -----------    -----------

                    Net cash used in operating activities          (372,852)      (297,316)
                                                                -----------    -----------

Cash flows from investing activities:
   Patents                                                          (49,572)       (15,000)
   Purchase of property and equipment                               (57,647)       (65,471)
                                                                -----------    -----------



                    Net cash used in investing activities          (107,219)       (80,471)
                                                                -----------    -----------



Cash flows from financing activities:
   Proceeds from exercise of common stock purchase warrants          47,625           --
                                                                -----------    -----------


                    Net cash provided by financing activities        47,625           --
                                                                -----------    -----------



                    Decrease in cash and cash equivalents          (432,446)      (377,787)

Cash and cash equivalents at beginning of period                  4,167,951      4,936,600
                                                                -----------    -----------



Cash and cash equivalents at end of period                        3,735,505      4,558,813
                                                                -----------    -----------


                 See accompanying notes to condensed financial statements


                                       4

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

During the six months ended December 31, 1998, the Company commenced work on its initial commercial contracts for corrosion inspection services of pipeline and has emerged from the development stage. There can be no assurances that the Company will be able to obtain additional commercial contracts in the future.

2.   Basis of Presentation

The unaudited  interim condensed  financial  statements and related notes of the
Company have been prepared pursuant to the instructions to Form 10QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such instructions. The accompanying condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the annual report FORM 10KSB for the year ended June 30, 1998. The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the
December   31,  1997   information   to  conform  with  the  December  31,  1998
presentation.

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

Excluded from the computation of diluted loss per share for the three months and six months ended December 31, 1997 are warrants to acquire 1,120,000 shares of common stock with a weighted-average exercise price of $3.41 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for the three months and six months ended December 31, 1998 are warrants to acquire 1,212,508 shares of common stock with a weighted-average exercise price of $3.86 and warrants because their effect would be antidilutive.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

GENERAL

     The Company is in the business of developing and commercializing potential processes for the non-destructive, non-invasive testing of both above ground and buried pipeline to evaluate the condition and integrity of the pipeline. The development of its pulse propagation analyzer process and the further refinement of the technology associated therewith has progressed to the point where it is now being utilized commercially. The Company has begun to obtain revenues from its commercial activities but has not yet reached profitability. There can be no assurance that the Company will obtain commercial contracts in the future which would produce operating revenues sufficient to attain profitability. The Company's process identifies electromagnetic anomalies that may be indicative of areas of corrosion, areas that lack cathodic protection and areas that may have defective coating on both below ground and above ground pipes. The pulse propagation analyzer consists of a computer, software to enhance collection and processing of data, a precision multi-channel pulse generator and a signal analyzer. The Company believes that it attained technological feasibility of its process with the completion of its research and development activity in a controlled environment in July of 1996.

     In order for the Company to obtain significant revenues from the use of its technology, the Company must establish a sales and marketing organization that is effective and obtains customers for its pulse propagation analyzer. The Company must also be able to supply and train work crews in sufficient numbers to satisfy the requirements of its customers. From inception through December 31, 1998, the Company incurred losses of $3,469,956 and losses are expected to continue at least through the third quarter of the year ending June 30, 1999; no assurances can be given that losses will not continue thereafter.

RESULTS OF OPERATIONS

Quarter Ended December 31, 1998 Compared to the Quarter Ended December 31, 1997.
--------------------------------------------------------------------------------

     The Company had revenues of $39,925 for the quarter ended December 31, 1998 compared to no revenues for the quarter ended December 31, 1997. The loss from operations for the quarter ended December 31, 1998 was $285,119 compared to a loss from operations of $257,122 for the quarter ended December 31, 1997. The loss from operations in the quarter ended December 31, 1998 increased by $27,997 over the comparable quarter ended December 31, 1997 primarily because of increased general and administrative expenses of $236,243 compared to $181,991 incurred in the quarter ended December 31, 1997. The operating loss for the quarter ended December 31, 1998 was offset somewhat by interest income in the amount of $47,608 representing interest earned from proceeds of the Company's public stock offering which was completed in February of 1997. This resulted in a net loss of $237,511 for the quarter ended December 31, 1998 compared to a net loss of $192,857 for the quarter ended December 31, 1997. Research and development expenses increased slightly to $77,927 for the quarter ended December 31, 1998 compared to $75,131 for the quarter ended December 31, 1997. General and administrative expenses increased by $54, 252 for the quarter ended December 31, 1998 from the quarter ended December 31, 1997 primarily because of increased salary expenses associated with hiring a new President and additional personnel, as well as increased travel expenses.

Six Months  Ended  December 31, 1998  Compared to Six Months Ended  December 31,
1997.
--------------------------------------------------------------------------------

     Revenues increased significantly to $178,910 for the six months ended December 31, 1998 compared to $30,000 for the six months ended December 31, 1997. Revenues in the six month period ended December 31, 1998 were derived from both commercial contracts and demonstration projects whereas revenues for the six months ended December 31, 1997 were derived from demonstration projects and/or research and development contracts with two large multi-national oil companies. Total operating expenses for the six months ended December 31, 1998 were $551,970 compared to total operating expenses of $454,106 for the six months ended December 31, 1997, an increase of $97,864 or 22%. Research and development expenses increased to $146,777 for the six months ended December 31, 1998 from $135,905 for the six months ended December 31, 1997, an increase of $10,872 or 8%. The increase is due to a slight increase in research and development activity. General and administrative expenses increased for the six months ended December 31, 1998 to $405,193 compared to $318,201 for the six months ended December 31, 1997, primarily as a result of increased salary and travel expenses.

     Management believes that both revenues and expenses of the Company are likely to continue to increase during the remainder of the fiscal year ending June 30, 1999 compared to the fiscal year ended June 30, 1998 if it is able to secure additional contracts with customers, of which there is no assurance. The revenues earned by the Company to date have often included research and development activities that have been sponsored by large multi-national oil companies and large utilities. These activities included field research and development at such companies' facilities. These activities are likely to continue during the year ending June 30, 1999 and for the foreseeable future. Management is also working towards obtaining additional fee for service contracts which are expected to be the major source of the Company's revenues. If fee for service contracts are obtained, management expects that its expenditures associated with personnel and testing equipment will begin to rise. In addition, as the Company begins to actually provide fee for service work on a larger scale, additional administrative support activities will increase together with related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed work on its first commercial contracts during the six months ended December 31, 1998 and has emerged from development stage activities. Net cash used in operating activities totaled $372,852 in the six months ended December 31, 1998 and the Company expects that additional operating activities will result in cash outflows in the near term while the Company pursues additional commercial contracts, marketing activities, and research and development. Cash outflows from operations are expected to continue at least through the quarter ending March 31, 1999; no assurances can be given that operational activities will generate positive cash flows thereafter.

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

     The Company's available cash and equivalents as of December 31, 1998 were $3,735,505. At December 31, 1998, the Company had working capital of $3,715,829 and no material long term commitments or material commitments for capital expenditures.

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

RESOURCES

     As of December 31, 1998 the Company did not have any material commitments for capital expenditures. However, management is currently directing the Company's activities towards obtaining additional fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of the operations may require alternate sources of financing such equipment. The timing of these events is dependent upon the Company's ability to obtain additional fee for service contracts, which is dependent upon the Company's continuing ability to demonstrate the effectiveness of its technology. The Company believes that its cash position is sufficient to satisfy its operating needs for the next twelve months. Management believes it is well on the way to reaching these milestones, but there can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional personnel expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex since virtually every company's computer operation will be affected in some way. The Company's computer programs which process its field data as well as operation and financing transactions were designed and developed without considering the impact of the upcoming change in century. Nevertheless, as a result of the Company's analysis of its computer programs and operations, the Company believes that "Year 2000" problems will not seriously impact or have a material adverse effect on the Company's expenses, business, including data gathering and interpretation, or its operations.

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

                            PART II OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     On November 16, 1998, the Company held its Annual Meeting of Shareholders. The Company's incumbent Board of Directors was re-elected to serve until the next annual shareholders' meeting. The shareholders also ratified and approved the Company's 1999 Stock Plan.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

         27.1 Financial Data Schedule


     (b) Reports on Form 8-K

         None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                PROFILE TECHNOLOGIES, INC.
                                                       (Registrant)


Date: February 10, 1999                         /s/ G.L. Scott
                                                --------------------------------
                                                G.L. SCOTT
                                                Chief Executive Officer


                                                /s/ Henry Gemino
                                                --------------------------------
                                                HENRY GEMINO
                                                Chief Financial Officer