Form 10QSB
period 1999-03-31
PROFILE TECHNOLOGIES INC
filed 1999-05-11
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
  SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 1999

Commission file number  0-21151


                           PROFILE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                      91-1418002
--------                                                      -----------
(State or other jurisdiction                               (I.R.S. Employer
incorporation or organization)                            Identification No.)


1077 Northern Blvd., Roslyn, NY                                11576
-------------------------------                                -----
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

     There were 4,275,092 shares of common stock outstanding on April 29, 1999.

Transitional Small Business Disclosure Format
(Check one):

Yes          No    X
    -----        -----

Item 1.  Financial Statements

                           PROFILE TECHNOLOGIES, INC.

                            Condensed Balance Sheets


--------------------------------------------------------------------------------
                                                      March 31,       June 30,
                                                        1999            1998
--------------------------------------------------------------------------------
                                                    (unaudited)
                                     Assets
                                     ------

Current assets:
  Cash and cash eqivalents                           $ 3,470,882      4,167,951
  Accounts receivable                                     30,934           --
  Prepaid expenses                                        31,802         59,645
                                                     --------------------------

             Total current assets                      3,533,618      4,227,596

Property and equipment, net                              129,914        113,173
Patents, net                                             214,865        204,037
Other assets                                               3,530          3,530
                                                     --------------------------

              Total assets                           $ 3,881,927      4,548,336
                                                     --------------------------

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
  Accounts payable - stockholders                    $      --           21,737
  Other accounts payable                                  14,800         19,553
  Other accrued liabilities                               42,151        134,322
                                                     --------------------------

              Total current liabilities                   56,951        175,612
                                                     --------------------------

Stockholders' equity:
  Common Stock, $0.01 par value. Authorized
    10,000,000 shares; issued and outstanding
    4,275,092 shares at March 31, 1999 and
    4,262,600 shares at June 30, 1998                      4,275          4,263
  Additional paid-in capital                           7,561,758      7,514,145
  Accumulated deficie                                 (3,741,057)    (3,145,684)
                                                     --------------------------

              Total stockholders' equity               3,824,976      4,372,724
--------------------------------------------------------------------------------

              Total liabilities and
                stockholders' equity                 $ 3,881,927      4,548,336
--------------------------------------------------------------------------------


           See accompanying notes to condensed financial statements.


                                          PROFILE TECHNOLOGIES, INC.

                                       Condensed Statements of Operations
                                                   (unaudited)

----------------------------------------------------------------------------------------------------------------------

                                                         Three months ended                     Nine months ended
                                                               March 31,                             March 31,
                                                     -----------------------------------------------------------------
                                                         1999                1998              1999           1998
----------------------------------------------------------------------------------------------------------------------

Revenues - services                                  $      --              15,000           178,910            45,000
                                                     -----------------------------------------------------------------

Cost of services                                            --               4,450            53,085            13,352
                                                     -----------------------------------------------------------------

   Gross profit                                             --              10,550           125,825            31,648
                                                     -----------------------------------------------------------------

Operating expenses:
    Research and development                              82,963            78,913           229,740           230,722
    General and administrative                           229,017           172,672           634,210           490,337
                                                     -----------------------------------------------------------------

                         Total operating expenses        311,980           251,585           863,950           721,059
                                                     -----------------------------------------------------------------

                         Loss from operations           (311,980)         (241,035)         (738,125)         (689,411)
                                                     -----------------------------------------------------------------

Interest income                                           40,879            58,872           142,752           190,486
                                                     -----------------------------------------------------------------

                         Net loss                    $  (271,101)         (182,163)         (595,373)         (498,925)
                                                     -----------------------------------------------------------------

Basic and diluted net loss per share                       (0.06)            (0.04)            (0.14)            (0.12)

Weighted average basic and diluted common
     and common share equivalents outstanding          4,275,092         4,262,600         4,273,205         4,262,600
======================================================================================================================



                              See accompanying notes to condensed financial statements.




                                           PROFILE TECHNOLOGIES, INC.

                                       Condensed Statements of Cash Flows
                                                  (unaudited)

------------------------------------------------------------------------------------------------------------



                                                                                  Nine months ended
                                                                                      March 31,
                                                                      --------------------------------------

                                                                            1999                    1998
------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:

    Net loss                                                          $  (595,373)                (498,925)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                                       74,823                   27,134
       Changes in assets and liabilities:
        Accounts receivable                                               (30,934)                    --
        Contract work-in-progress                                            --                     20,000
        Accounts receivable/payable - stockholder                         (21,737)                   1,790
        Prepaid expenses                                                   27,843                  (13,807)
        Other assets                                                         --                       (180)
        Other accounts payable                                             (4,753)                   3,010
        Accrued wages                                                        --                    (20,614)
        Other accrued liabilities                                         (92,171)                 (18,514)
                                                                      ------------------------------------

           Net cash used in operating activities                         (642,302)                (500,106)
                                                                      ------------------------------------

Cash flows from investing activities:
   Patents                                                                (44,383)                 (15,000)
   Purchase of property and equipment                                     (58,009)                 (71,836)
                                                                      ------------------------------------

            Net cash used in investing activities                        (102,392)                 (86,836)
                                                                      ------------------------------------

Cash flows from financing activities:
   Proceeds from exercise of common
     stock purchase warrants                                               47,625                     --
                                                                      ------------------------------------
            Net cash provided by financing activities                      47,625                     --
                                                                      ------------------------------------

            Decrease in cash and cash equivalents                        (697,069)                (586,942)

Cash and cash equivalents at beginning of period                        4,167,951                4,936,600
                                                                      ------------------------------------

Cash and cash equivalents at end of period                              3,470,882                4,349,658
                                                                      ------------------------------------


                           See accompanying notes to condensed financial statements.


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

During the nine months ended March 31, 1999, the Company commenced work on its initial commercial contracts for corrosion inspection services of pipeline and has emerged from the development stage. There can be no assurances that the Company will be able to obtain additional commercial contracts in the future.

2.    Basis of Presentation

The unaudited  interim condensed  financial  statements and related notes of the
Company have been prepared pursuant to the instructions to Form 10QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such instructions. The accompanying condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the annual report FORM 10KSB for the year ended June 30, 1998. The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year. Certain reclassifications have been made to the March 31, 1998 information to conform with the March 31, 1999 presentation.

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

Excluded from the computation of diluted loss per share for the three months and nine months ended March 31, 1998 are warrants to acquire 1,120,000 shares of common stock with a weighted-average exercise price of $3.41 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for the three months and nine months ended March 31, 1999 are warrants and options to acquire 1,237,508 shares of common stock with a weighted-average exercise price of $3.99 because their effect would be antidilutive.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

GENERAL

     The Company is in the business of developing and commercializing potential processes for the non-destructive, non-invasive testing of both above ground and buried pipeline to evaluate the condition and integrity of the pipeline. The development of its pulse propagation analyzer process and the further refinement of the technology associated therewith have progressed to the point where it is now being utilized commercially. The Company has begun to obtain revenues from its commercial activities but has not yet reached profitability. There can be no assurance that the Company will obtain commercial contracts in the future that would produce operating revenues sufficient to attain profitability. The Company's process identifies electromagnetic anomalies that may be indicative of areas of corrosion, areas that lack cathodic protection and areas that may have defective coating on both below ground and above ground pipes. The pulse propagation analyzer consists of a computer, software to enhance collection and processing of data, a precision multi-channel pulse generator and a signal analyzer.

     In order for the Company to obtain significant revenues from the use of its technology, the Company must establish a sales and marketing organization that is effective and obtains customers for its pulse propagation analyzer. The Company must also be able to supply and train work crews in sufficient numbers to satisfy the requirements of its customers. From inception through March 31, 1999, the Company incurred losses of $3,741,057 and losses are expected to continue at least through the fourth quarter of the year ending June 30, 1999; no assurances can be given that losses will not continue thereafter.

RESULTS OF OPERATIONS

Quarter Ended March 31, 1999 Compared to the Quarter Ended March 31, 1998.
--------------------------------------------------------------------------

     The Company had no revenues for the quarter ended March 31, 1999 compared to revenues of $15,000 for the quarter ended March 31, 1998. The loss from operations for the quarter ended March 31, 1999 was $311,980 compared to a loss from operations of $241,035 for the quarter ended March 31, 1998. The loss from operations in the quarter ended March 31, 1999 increased by $70,945 over the comparable quarter ended March 31, 1998 primarily because of increased general and administrative expenses of $229,017 compared to $172,672 incurred in the quarter ended March 31, 1998. The operating loss for the quarter ended March 31, 1999 was offset somewhat by interest income in the amount of $40,879 representing interest earned from proceeds of the Company's public stock offering which was completed in February of 1997. This resulted in a net loss of $271,101 for the quarter ended March 31, 1999 compared to a net loss of $182,163 for the quarter ended March 31, 1998. Research and development expenses increased slightly to $82,963 for the quarter ended March 31, 1999 compared to $78,913 for the quarter ended March 31, 1998. General and administrative expenses increased by $56,345 for the quarter ended March 31, 1999 from the quarter ended March 31, 1998 primarily because of increased salary expenses associated with hiring a new President and additional personnel, and an associated increase in travel expenses.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended March 31, 1998.
------------------------------------------------------------------------------

     In spite of a lack of revenues in the third quarter, revenues increased significantly to $178,910 for the nine months ended March 31, 1999 compared to $45,000 for the nine months ended March 31, 1998. Revenues in the nine month period ended March 31, 1999 were derived from both commercial contracts and demonstration projects whereas revenues for the nine months ended March 31, 1998 were derived from demonstration projects and/or research and development contracts with two large multi-national oil companies. Total operating expenses for the nine months ended March 31, 1999 were $863,950 compared to total operating expenses of $721,059 for the nine months ended March 31, 1998, an increase of $142,891 or 20%. Research and development expenses decreased slightly to $229,740 for the nine months ended March 31, 1999 from $230,722 for the nine months ended March 31, 1998, a decrease of $982 or less than one percent. General and administrative expenses increased for the nine months ended March 31, 1999 to $634,210 compared to $490,337 for the nine months ended March 31, 1998, primarily as a result of increased salary for additional personnel and travel expenses.

     Management believes that both revenues and expenses of the Company are likely to continue to increase during the remainder of the fiscal year ending June 30, 1999 compared to the fiscal year ended June 30, 1998 if it is able to secure additional contracts with customers, of which there is no assurance. The revenues earned by the Company to date have often included research and development activities that have been sponsored by large multi-national oil companies and large utilities. These activities included field research and development at such companies' facilities and are likely to continue during the year ending June 30, 1999 and for the foreseeable future. Management is also working towards obtaining additional fee for service contracts that are expected to be the major source of the Company's revenues. If such contracts are obtained, management expects that its expenditures associated with personnel and testing equipment will begin to rise. In addition, as the Company begins to actually provide fee for service work on a larger scale, additional administrative support activities will increase together with related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed work on its first commercial contracts during the nine months ended March 31, 1999 and has emerged from development stage activities. Net cash used in operating activities totaled $642,302 in the nine months ended March 31, 1999 and the Company expects that additional operating activities will result in cash outflows in the near term while the Company pursues additional commercial contracts, marketing activities, and research and development. Cash outflows from operations are expected to continue at least through the quarter ending June 30, 1999; no assurances can be given that operational activities will generate positive cash flows thereafter.

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

     The Company's available cash and equivalents as of March 31, 1999 were $3,470,882. At March 31, 1999, the Company had working capital of $3,476,667 and no material long term commitments or material commitments for capital expenditures.

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

RESOURCES

     As of March 31, 1999 the Company did not have any material commitments for capital expenditures. However, management is currently directing the Company's activities towards obtaining additional fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of the operations may require alternate sources of financing such equipment. The timing of these events is dependent upon the Company's ability to obtain additional fee for service contracts, which is dependent upon the Company's continuing ability to demonstrate the effectiveness of its technology. The Company believes that its cash position is sufficient to satisfy its operating needs for the next twelve months. Management believes it is well on the way to reaching these milestones, but there can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional personnel expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts.

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


                                          PROFILE TECHNOLOGIES, INC.
                                                  (Registrant)


Date:    May 13, 1999                     /s/ G. L. Scott
                                          --------------------------------------
                                              G. L. SCOTT
                                              Chief Executive Officer


                                         /s/ Henry Gemino
                                         ---------------------------------------
                                             HENRY GEMINO
                                             Chief Financial Officer