Form 10KSB
period 1999-06-30
PROFILE TECHNOLOGIES INC
filed 1999-09-24
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                  June 30, 1999

                             Commission File Number
                                     0-21151

                           PROFILE TECHNOLOGIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

             DELAWARE                                           91-1418002
    ------------------------------                        ---------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                        Identification Number)

           1077 NORTHERN BLVD.
               ROSLYN, NY                                         11576
   --------------------------------------                        --------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year. $283,632.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $22,437,000, based on the closing bid and ask prices as reported by the NASDAQ SmallCap market on September 22, 1999.

There were 4,280,092 shares of common stock $.001 par value outstanding as of September 7, 1999.

                      Documents incorporated by reference:

Definitive Proxy material for annual shareholder meeting to be held November 15, 1999 filed pursuant to Regulation 14A.

Transitional Small Business Format (check one): Yes      ;  No   X
                                                    -----      -----

Item 1.  Description of Business.
         ------------------------

Introduction

     The Company was originally incorporated in Washington in 1988 but has been a Delaware corporation since 1995. Since its inception the Company has been engaged in the business of researching and developing a high speed scanning process, which is nondestructive and noninvasive, to remotely test buried and above ground pipelines for corrosion. The Company's process, called a dual pulse propagation analyzer ("PPA") is a patented process of analyzing the waveforms of electrical impulses in a way that extracts point-to-point pipeline integrity information. This process involves sending an electrical pulse along the pipe being tested from each of two locations toward an intersecting location between the two locations. At least one of the modified pulses is analyzed to determine whether an anomaly exists at the intersecting location. This process is designed to detect external corrosion of pipeline which occurs under pipe insulation without the need for taking the line out of service, physically removing the coating, and then visually inspecting the outside of the pipe for corrosion. The most common forms of corrosion under insulation ("CUI") are localized corrosion of carbon steel and chloride stress corrosion cracking of stainless steel. Refineries, chemical plants, utilities, natural gas transmission companies and the petroleum industry have millions of miles of corrosion protected pipeline. Much of this piping is exposed to harsh and severe environments. As a result, there is an on-going effort by these industries to ensure that the quality of the pipe meets standards set by regulatory bodies and the industry to protect operating personnel and the environment. While the Company continues to develop and refine its PPA process, the technology has evolved to the point where it is now being used in the field on a commercial basis by large multi-national oil companies. In the summer of 1998, the Company completed its first commercial contract on the North Slope of Alaska, testing approximately 100 road and caribou crossings on British Petroleum pipelines under a contract with ASCG Inspection, Inc. The contract was completed ahead of schedule and under budget. In the summer of 1999, the Company followed up its initial North Slope work with a much larger contract with another large multi-national oil company to test approximately 250 below grade pipes. Discussions are currently underway to significantly expand the work scope of the Company's contract to include above grade pipes as well as those below grade. In addition, discussions are underway with a large east coast public utility to begin a demonstration project to test below grade natural gas lines located in an urban setting. There can be no assurance, however, that these discussions will lead to additional commercial contracts.

Corrosion Protection

     Virtually all pipeline systems are required to have some type of corrosion protection applied to extend the useful life of the pipeline and to prevent pipeline failures due to corrosion. The effect of such failures ranges from a few drops of a toxic substance on the surface of the pipeline to catastrophic explosions that result in extensive damage of property and loss of human life.

     Although there are many special techniques used to protect pipeline systems, two are most common. The first is to apply a coating to the pipeline that will keep the pipeline isolated from its environment. This is a fundamentally sound approach, but it is complicated by the fact that coatings can become damaged during the installation process. Most coatings also degrade over time so the effectiveness of protection is reduced.

     The second technique, used to protect predominantly buried and submersed pipelines, is designed to protect bare pipeline or pipeline which has damaged or missing coating. This technique is called cathodic protection. Simply stated, the technique uses the flow of electric current to polarize the pipeline and prevent corrosion. The polarization process attempts to maintain the pipeline at some negative voltage with respect to an external reference voltage, called a "half-cell". That reference level is called a Pipe-to-Soil-Potential and is commonly referred to as a "PSP". The polarization process basically uses an electrochemical process to prevent the pipe from corroding in the ground. Many years of experience and extensive experimentation have generated a PSP level that is generally considered to represent "protected" pipe. To determine the effectiveness of the cathodic protection system, it is necessary to measure the PSP at sufficient locations along the segment of pipeline so that a protection profile can be viewed.

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

Two prevalent testing methods used to detect CUI are X-ray and eddy current methods, which are methods of detecting defects in pipe by analyzing visual image and decay. After physically stripping away coating for visual inspection, depth gauges, ultrasonics and X-ray could then be used to determine the severity of CUI on questionable pipe. However, the stripping of insulation to determine corrosion is a costly testing method for the industry because it often meant the assembly of scaffolding for testing otherwise inaccessible above ground pipe (particularly in refineries and petrochemical plants) or an actual dig-up on below ground pipe. The Company's technology enables it to test pipe segments in a refinery setting as long as three hundred feet and to use "cherry pickers" instead of costly scaffolding. CUI is also a very complicated problem to test for because it cannot be easily identified by statistical sampling. If, for example, a segment of pipe has a small insulation part removed every ten feet and is visually inspected using eddy current or x-ray techniques, there is no statistical basis to assume that the external condition of the piping between the removed insulation parts is good or bad. The API testing standard adopted in 1993, in essence, mandates either stripping even larger amounts of coating or using an alternate system that will identify CUI without stripping the coating on suspected (or unsuspected) pipe. Because of the enormous cost involved in using the stripping and visual testing process, the industry is enthusiastically searching for an alternate testing system that is reliable and less costly. The Company believes that its PPA process provides an alternate testing system that the industry is looking for. However, while the Company has obtained some commercial contracts and prospects for expanded commercial contracts in the future appear good, there can be no assurance that such acceptance will continue to grow.

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

     The PPA process was developed to evaluate the condition and integrity of pipelines. Electro-magnetic pulses are applied at both ends of the pipe segment being tested. Under computer control, the timing of the pulses is controlled so that the intersection point of the two pulses moves sequentially from one end of the pipe to the other end. A unique CTF is obtained for each intersection point of the pipeline segment being tested on some predetermined interval; such as, in one foot intervals. When this data is geophysically displayed, it provides a visual display of data related to the physical condition of the pipe at each point of intersection. Information can also be derived using the PPA process to determine the condition of the coating and the effectiveness of the existing corrosion protection system that is being used to protect each point of intersection. Where there are indications of problems, closer interval inspection can be performed and/or one of the other location specific processes used in the industry may be utilized before the insulation is removed to inspect the pipe condition.

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

Patents, Proprietary Technology and Other Intellectual Property

     The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 1999, the Company had five issued U.S. patents, four issued foreign patents, nine U.S. patent applications pending, seven foreign patent applications pending and three patent applications filed under the patent cooperation treaty which enables the Company to file additional foreign patent applications in the future.

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

     The Company may decide for business reasons to retain a patentable invention as a trade secret. In such event or if patent protection is not available, the Company must rely upon trade secrets, internal knowledge and continuing technological innovation to develop and maintain its competitive position. The Company's employees and consultants have access to the Company's proprietary information and have signed confidentiality agreements.

Research and Development Spending

     During the two most recent fiscal years ended June 30, 1999 and June 30, 1998, the Company spent $314,571 and $312,620 respectively on research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     In early 1995, the Company spent three months at the refinery of a large multi-national oil company, researching and developing test procedures for identifying corrosion of above ground refinery pipe as part of a shift in emphasis away from testing of below ground pipe for cathodic protection and coating defects. An important factor in this shift in emphasis had to do with verification. Potential customers could more easily and less expensively verify the accuracy and dependability of the Company's technology in an above ground environment that doesn't involve time consuming and costly dig ups. The Company believes that once potential customers have satisfied themselves that the technology is accurate and cost effective, they would be more likely to expand the use of the technology to difficult to reach below ground environments. The Company also believes that this shift in emphasis was a significant step forward because major oil companies were willing to provide detailed data concerning pipe quality and testing standards. Beginning in 1995, the Company began conducting research and development activities at the research facilities of another large multinational oil company to develop the Company's technology to the point where it could identify corrosion locations. As part of this process, numerous segments of pipe in various conditions ranging from excellent to extremely corroded were assembled in various configurations and covered with insulation. The Company then used its technology to evaluate the various pipe segments without prior knowledge of the condition of the pipe segments. After obtaining data, the Company evaluated the results and then submitted a report that summarized its findings. In late July of 1996, representatives of the Company traveled to the Prudhoe Bay area of Alaska and met with operating personnel from three of the largest multi-national oil companies with operations in the area to discuss the feasibility of conducting a field demonstration and test of the Company's technology on operating pipeline in that area. The Company subsequently conducted a field demonstration and test on a 24 inch line in September of 1996 and then submitted a report summarizing its activities and findings. In August of 1997, the Company completed a second field demonstration using refined hardware and software that the Company had developed since its previous field demonstration. These field demonstrations resulted in the Company obtaining its first commercial contract in the summer of 1998 to test 100 road and caribou crossings on the North Slope of Alaska. In the summer of 1999, the Company entered into a larger contract with another multi-national oil company to test 250 underground pipes. As a result of this work, the Company is now currently in discussions to expand the work scope of this contract to include above grade pipes on a significantly larger scale.

Marketing Strategy

     The Company intends to increase its marketing activities. Such marketing activities are being directed at the large multi-national petroleum companies, petrochemical companies and utilities that are already aware of the Company's technology and its potential to help solve the testing requirements mandated by the API Piping Inspection Code, as well as voluntary testing for safety concerns. The Company believes that the corrosion control specialists in the petroleum and utilities industries constitute a reasonably small community and the free flow of information regarding emerging or new technologies among this group is common. Accordingly, the Company believes that word of mouth has been, and will continue to be, an important factor in the Company's marketing efforts. With respect to the refinery market, the Company expects to provide service for two levels of testing on above ground or refinery pipe. The first level of testing will be a "global testing", i.e., a screening test to identify problem areas of corrosion in pipe. The second level of testing will be a detailed analysis of the corrosion in the pipe. The Company believes it is possible that each of its field crews could operate at one refinery or similar facility on virtually a year round basis. Pricing of the Company's services is currently based upon a dollar amount per linear foot of pipeline tested or on a per diem basis, with pricing based upon many factors including difficulty of access, cost of alternate means of testing, availability of crews and urgency of immediate testing data and evaluation. The actual pricing used in any particular contract is based upon arm's length negotiations with the customer. The Company has not encountered any difficulty in finding qualified field technicians for its work crews.

     The Company also intends to increase its promotional budget for industry journals, trade shows, newsletters, direct mail and seminars. The Company may also consider from time to time the acquisition of complimentary businesses providing services to the petroleum and petrochemical industry, as well as expansion into foreign countries.

Competition

     The Company believes that the nondestructive testing industry is highly fragmented and comprised of numerous companies, many of whom are larger and have greater financial resources than does the Company. However, the Company believes that these competitors are offering non-destructive testing services that rely on technologies which are different from the technology offered by the Company. These other technologies, including x-ray, ultrasonic and eddy current, have been in existence for many years and have gained wide acceptance within the industry. In addressing the requirements of the large national companies that have either entered into commercial contracts with the Company or shown an interest in the Company's services, the Company has competed and will in the future compete on the basis of technical performance, delivery capability, service quality and price.

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

Employees

     The Company presently has ten employees. It is anticipated that if additional commercial contracts are secured, additional field crews will be hired and trained. The number of crews employed by the Company at any given time is dependent upon the Company's level of business activity. In addition, the Company will continue to retain independent consultants to render advice with respect to technical and scientific matters.

Compliance With Environmental Laws

     Because of the nature of the Company's business, it does not believe that the costs and effects of compliance with environmental laws, whether federal, state or local, would be significant or even material.



Item 2.  Description of Property
         -----------------------

     The Company's executive offices are located at 1077 Northern Blvd., Roslyn, NY 11576. The Company leases approximately 1,400 sq. feet of office space at the address from a non-affiliate. The rental payment is twenty-two thousand eight hundred dollars per year ($1,900 per month). The lease expires in approximately one year and has a one year renewal option.

     The Company's research and development facility is located in Ferndale, Washington. The Company leased 1,800 sq. feet of space under a one year lease from a non-affiliate at a monthly rental rate of $1,400. The Company is currently leasing the facility on a month to month lease, but the lease has now expired and the Company is negotiating an extension of the lease.

     The Company has recently leased approximately 1,650 sq. feet of office space from a non-affiliate that it uses for data analysis and interpretation in Pearl River, New York. The lease is for one year and the monthly rental payment is approximately $3,300. The Company also reimburses its President for rent and secretarial expenses incurred by him on behalf of the Company in Laurinburg, North Carolina in the amount of $1,500 per month under an informal, oral agreement.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 1999, either through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ----------------------------------------------------------------------

     The Company's common stock has been traded on the NASDAQ SmallCap market since it began public trading in February of 1997, under the symbol PRTK. The following table sets forth the high and low bid prices for the Company's common stock, by quarter, for each of the last two fiscal years as reported by Nasdaq.

       Quarter Ended                High Bid         Low Bid
       -------------                --------         -------

       September 30, 1997            $12.25          $6.25
       December 31, 1997             $12.25          $11.00
       March 31, 1998                $21.00          $10.00
       June 30, 1998                 $19.50          $14.00

       September 30, 1998            $19.00          $11.75
       December 31, 1998             $16.75          $ 3.00
       March 31, 1999                $11.25          $ 8.00
       June 30, 1999                 $10.00          $ 7.125

     The above prices are believed to be representative interdealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

     At September 7, 1999, the bid price of the Company's common stock was $8.25 per share. On such date the Company had 125 holders of record of the Company's common stock and the Company estimates that it has approximately 700 beneficial shareholders.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

GENERAL
-------

     The Company has emerged from a development stage enterprise and is now primarily focused upon expanding its commercial operations. The goal of the Company has continued to be the establishment of profitable commercial operations associated with services designed to electronically measure corrosion in various kinds of piping. The Company's product identifies areas of corrosion on both below ground and above ground pipes. The pulse propagation analyzer consists of a computer, software to enhance collection and processing of data, a precision multi-channel pulse generator and a signal analyzer. During fiscal 1996, the Company began to see rapid progress in the development of its technology and its ability to meet the expectations of potential customers. By that time, the Company had begun to accelerate its efforts and expend more resources to develop its technology faster. Thus, expenses and purchases of equipment have been generally increasing at a faster pace than in prior periods. This trend accelerated in the fiscal year ended June 30, 1997, particularly after completion of the Company's initial public stock offering in February of 1997. The Company believes that it attained technological feasibility of its product with the completion of its research and development activity in a controlled environment in July of 1996. A field demonstration of the Company's service capabilities utilizing its pulse propagation analyzer process was performed for two multinational oil companies at Prudhoe Bay, Alaska in September of 1996. A further demonstration using updated and more sophisticated hardware and software was completed in Prudhoe Bay, Alaska in August of 1997. This work led to an initial commercial contract to test 100 road and caribou crossings, which was completed in July of 1998. As a result of this initial activity, the Company is now in the process of completing a contract on the North Slope that entails a scope of work 250% greater than the contract completed in 1998.

     In order for the Company to continue to realize significant growth in its revenues which, in turn, may lead to profitable operations, the Company must continue to expand its customer base by utilizing its newly hired marketing personnel in an effective manner. The Company must also be able to supply and train additional work crews in sufficient numbers to satisfy the requirements of its customers.

     In the opinion of management, significant progress has been made to date in developing its technologies, gaining credibility with its markets and building its board of directors and investor base, without spending inordinate sums to achieve these goals.

RESULTS OF OPERATIONS
---------------------

Years Ended June 30, 1999 and June 30, 1998
-------------------------------------------

     The Company incurred a net loss of $864,638 in the year ended June 30, 1999 compared to a net loss of $712,827 in the year ended June 30, 1998. Revenues for the year ended June 30, 1999 were $283,632, which represented an increase of $238,632, or 530% as compared to revenues of $45,000 for the year ended June 30, 1998. This revenue increase is primarily the result of expanded commercial operations on the North Slope of Alaska. Interest income decreased to $180,234 for the year ended June 30, 1999 from $246,706 for the year ended June 30, 1998. This decrease was the result of declining cash and cash equivalent balances during the year as the Company used such resources to sustain its commercial operations and research and development activities.

     Total operating expenses for the Company for the year ended June 30, 1999 increased significantly over the year ended June 30, 1998. Total operating expenses of $1,238,070 were recorded in the year ended June 30, 1999 compared to total operating expenses of $991,181 for the year ended June 30, 1998. This represents an increase in operating expenses of $246,889 or 25%. The increase in operating expenses for the year ended June 30, 1999 is attributed almost entirely to increased expenditures associated with general and administrative costs, which increased to $923,499 for the year ended June 30, 1999 from $678,561 for the year ended June 30, 1998 and reflects the payment of salaries associated with an increase in personnel, including the hiring of a Vice-President in charge of marketing and additional field crew personnel. Additional expenses were incurred in acquiring added office space that is used for data interpretation. Research and development expenses increased slightly to $314,571 for the year ended June 30, 1999 from $312,620 for the year ended June 30, 1998 and reflects the Company's continued emphasis on refining and expanding the capability of the Company's technology.

     Management believes that both revenues and expenses of the Company will increase substantially during the fiscal year ending June 30, 2000 if it is able to secure additional commercial contracts with customers, of which there is no assurance. Until the fiscal year ended June 30, 1998, the revenues earned by the Company were principally related to research and development activities that were sponsored by large multi-national oil companies and large utilities. These activities included field research and development at such companies' facilities. However, in the fiscal year ended June 30, 1999, most of the Company's revenues were derived from commercial contracts on the North Slope of Alaska. The Company believes that much of its anticipated future revenues will also be derived from commercial contracts, although demonstration projects are expected to provide significant revenues.

     If additional commercial contracts are obtained, management expects its expenditures associated with field personnel and testing equipment will continue to rise. In addition, administrative support activities will increase together with related expenses.


LIQUIDITY AND CAPITAL RESOURCES

     Revenues from operations for the year ended June 30, 1999 were $283,632. This compares with revenues from operation of $45,000 for the year ended June 30, 1998. Net cash used in operating activities for the year ended June 30, 1999 was $886,754, an increase of $249,433 or 39% over the amount of cash used in operations of $637,321 for the year ended June 30, 1998. Net cash used in investing activities rose to $188,175 for the year ended June 30, 1999 compared to $131,328 for the year ended June 30, 1998, an increase of $56,847 or 43%. Working capital (current assets minus current liabilities) was $3,146,316 at June 30, 1999 compared to working capital of $4,051,984 at June 30, 1998. At June 30, 1999, the Company had cash and cash equivalents on hand of $3,140,647 and other current assets of $127,418. Current liabilities at June 30, 1999 were $121,749. Management believes that its liquidity and capital resources are adequate to conduct its planned operations at present and reasonably anticipated future levels.


RESOURCES

     As of June 30, 1999 the Company did not have any material commitments for capital expenditures. However, management is currently directing the Company's activities towards obtaining additional fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of the operations may require alternate sources of financing such equipment. The timing of these events is dependent upon the Company's ability to obtain additional fee for service contracts, which is dependent upon the Company's continuing ability to demonstrate the effectiveness of its technology. The Company believes that its cash position is sufficient to satisfy its operating needs for at least the next twelve months. Management believes it is well on the way to reaching these milestones, but there can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional personnel expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts.

YEAR 2000 COMPLIANCE

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The "Year 2000" problem is concerned with whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Year 2000 problem is pervasive and complex since virtually every company's computer operation will be affected in some way. The Company's computer programs which process its field data as well as operation and financing transactions were designed and developed without considering the impact of the upcoming change in century. Nevertheless, as a result of the Company's analysis of its computer programs and operations, the Company believes that "Year 2000" problems will not seriously impact or have a material adverse effect on the Company's expenses, business, including data gathering and interpretation, or its operations. The Company has not incurred significant costs in remediation efforts nor does it anticipate significant future costs associated with "Year 2000" compliance.

     It is possible, however, that "Year 2000" problems incurred by customers or suppliers of the Company could have a negative impact on future operations and financial performance of the Company, although the Company has not been able to specifically identify any such problems among its suppliers. The Company believes that it will not be dependent upon any single supplier for its equipment or machinery in the year 2000, and has therefore made a determination not to contact its primary suppliers to determine if they are developing plans to address processing transactions which may impact the Company in the year 2000. However, there can be no assurance that Year 2000 problems will not occur with respect to the Company's computer systems. Furthermore, the Year 2000 problem may impact other entities with which the Company transacts business and the Company cannot predict the effect of the Year 2000 problem on such entities or the resulting effect on the Company. The Company has not yet developed a contingency plan to operate in the event that any non-compliant customer or supplier systems that have a material impact on the Company are not remedied by January 1, 2000 and has determined, based upon an assessment of the related risks, that development of a contingency plan is not necessary at this time. As a result, if preventative and/or corrective actions by the Company or those entities with which the Company does business are not made in a timely manner, the Year 2000 issue could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7.  Financial Statements.
         ---------------------

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



                                                                Page
                                                                ----

Independent Auditors' Report                                     F-1

Balance Sheet                                                    F-2

Statements of Operations                                         F-3

Statements of Stockholders' Equity                               F-4

Statements of Cash Flows                                         F-5

Notes to Financial Statements                                    F-6

                          Independent Auditors' Report



The Board of Directors
Profile Technologies, Inc.:


We have audited the accompanying balance sheet of Profile Technologies, Inc. as of June 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. as of June 30, 1999, and the results of its operations and its cash flows for each of the years in the two year period then ended, in conformity with generally accepted accounting principles.








Seattle, Washington
September 10, 1999

                           PROFILE TECHNOLOGIES, INC.

                                  Balance Sheet

                                  June 30, 1999


                                     Assets

Current assets:
    Cash and cash equivalents                                   $ 3,140,647
    Accounts receivable                                              15,106
    Contract work-in-progress                                        87,750
    Prepaid expenses                                                 24,562
                                                                -----------

                    Total current assets                          3,268,065

Equipment, net                                                      140,099
Patents, net of accumulated amortization of $48,966                 259,303
Other assets                                                          9,993
                                                                -----------

                    Total assets                                $ 3,677,460
                                                                ===========


Liabilities and Stockholders' Equity

Current liabilities:
    Accounts payable - stockholder                              $     7,423
    Other accounts payable                                           25,826
    Accrued liabilities                                              88,500
                                                                -----------

                    Total current liabilities                       121,749
                                                                -----------

Stockholders' equity:
    Common stock, $0.001 par value.  Authorized
       10,000,000 shares; issued and outstanding
       4,275,092 shares                                               4,275
    Additional paid-in capital                                    7,561,758
    Accumulated deficit                                          (4,010,322)
                                                                -----------

                    Total stockholders' equity                    3,555,711
                                                                -----------

Commitments
                                                                -----------

                    Total liabilities and stockholders' equity  $ 3,677,460
                                                                ===========


See accompanying notes to financial statements.

                           PROFILE TECHNOLOGIES, INC.

                            Statements of Operations

                       Years ended June 30, 1999 and 1998

                                                      1999              1998
                                                  -----------       -----------
Revenues                                          $   283,632            45,000
Cost of revenues                                       90,434            13,352
                                                  -----------       -----------

         Gross profit                                 193,198            31,648
                                                  -----------       -----------

Research and development                              314,571           312,620
General and administrative                            923,499           678,561
                                                  -----------       -----------

         Total costs and expenses                   1,238,070           991,181
                                                  -----------       -----------

         Loss from operations                      (1,044,872)         (959,533)

Interest income                                       180,234           246,706
                                                  -----------       -----------

         Net loss                                 $  (864,638)         (712,827)
                                                  ===========       ===========

Basic and diluted net loss
   per share                                      $      0.20              0.17
                                                  ===========       ===========

Shares used to calculate basic and
   diluted net loss per share                       4,273,676         4,262,600
                                                  ===========       ===========




See accompanying notes to financial statements.


                                          PROFILE TECHNOLOGIES, INC.

                                     Statements of Stockholders' Equity

                                     Years ended June 30, 1999 and 1998



                                                Common stock                Additional                             Total
                                      -----------------------------          paid-in         Accumulated        stockholders'
                                         Shares            Amount            capital           deficit            equity
                                      -----------        ----------         ---------        ----------          ---------

Balances at June 30, 1997               4,262,600        $    4,263         7,514,145        (2,432,857)         5,085,551
Net loss                                     --                --                --            (712,827)          (712,827)
                                      -----------        ----------        ----------        ----------         ----------

Balances at June 30, 1998               4,262,600             4,263         7,514,145        (3,145,684)         4,372,724

Exercise of common stock
 purchase warrants                         12,492                12            47,613              --               47,625
Net loss                                     --                --                --            (864,638)          (864,638)
                                      -----------        ----------        ----------        ----------         ----------

Balances at June 30, 1999               4,275,092        $    4,275         7,561,758        (4,010,322)         3,555,711
                                      ===========        ==========        ==========        ==========         ==========




See accompanying notes to financial statements.




                                        PROFILE TECHNOLOGIES, INC.

                                        Statements of Cash Flows

                                   Years ended June 30, 1999 and 1998


                                                                              1999                      1998
                                                                           -----------                ---------
Cash flows from operating activities:
    Net loss                                                               $  (864,638)                (712,827)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation and amortization                                        105,983                   38,096
          Accounts receivable                                                  (15,106)                    --
          Contract work in progress                                            (87,750)                  20,000
          Prepaid expenses                                                      35,083                   (6,847)
          Other assets                                                          (6,463)                    (180)
          Accounts payable - stockholder                                       (14,314)                  19,237
          Other accounts payable                                                 6,273                   13,634
          Accrued wages                                                           --                    (20,614)
          Other accrued liabilities                                            (45,822)                  12,180
                                                                           -----------              -----------

                    Net cash used in operating activities                     (886,754)                (637,321)
                                                                           -----------              -----------

Cash flows from investing activities:
    Patents                                                                   (104,232)                 (15,000)
    Purchase of equipment                                                      (83,943)                (116,328)
                                                                           -----------              -----------

                    Net cash used in investing activities                     (188,175)                (131,328)
                                                                           -----------              -----------

Cash flows from financing activities - proceeds from
    exercise of common stock purchase warrants                                  47,625                     --
                                                                           -----------              -----------

                    Decrease in cash and cash equivalents                   (1,027,304)                (768,649)

Cash and cash equivalents at beginning of period                             4,167,951                4,936,600
                                                                           ===========              ===========
Cash and cash equivalents at end of period                                 $ 3,140,647                4,167,951
                                                                           ===========              ===========

See accompanying notes to financial statements.


                                                   F-5

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 1999 and 1998


(1) Nature of Business and Summary of Significant Accounting Policies

     (a) Nature of Business

          Profile Technologies, Inc. (Company), was incorporated in 1986 and commenced operations in fiscal year 1989. The Company is in the business of developing and commercializing potential processes for the nondestructive, noninvasive testing of both above ground and buried pipelines for the effectiveness of pipeline cathodic protecting systems and coating integrity. The Company's marketing and development efforts have primarily been focused towards large muti-national oil companies. In July 1998, the Company commenced work on its initial commercial contract for corrosion inspection services of pipeline at approximately one hundred road and caribou crossings in Alaska. As of June 30, 1998, the Company was considered to be in the development stage as the Company had not generated significant revenues from its research and development efforts and related service contracts with respect to the above process, and operations had primarily been financed through the issuance of common stock. As a result of the commencement of principal operations in July 1998, the Company is no longer considered to be in the development stage and therefore no longer presents results of operations and cash flows for the period from inception.

     (b) Contract Revenue Recognition

          Revenue from service contracts primarily relates to testing of industrial pipeline integrity and is recognized on the percentage-of-completion method of contract accounting. Contract revenues earned are measured using either the percentage-of-contract costs incurred to date to total estimated contract costs, or when the contract is based on measurable units of completion, revenue is based on the completion of such units.

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

     (d) Equipment

          Equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of three to seven years.

                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 1999 and 1998


     (e) Patents

          Patent and related application costs are amortized using the straight-line method over their estimated useful lives of approximately 4-6 years. Amortization commenced on July 1, 1998 when the Company emerged from the development stage. The Company assesses the recoverability of this intangible asset by determining whether the balance can be recovered through forecasted future operations. The amount of impairment, if any, is measured based on projected future results using a discount rate reflecting the Company's assumed average cost of funds.

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

     (g) Major Customers

          All of the Company's revenues were from five and two customers, respectively, for the years ended June 30, 1999 and 1998. Accounts receivable and contract work-in-progress at June 30, 1999 were from two and one customer, respectively.

     (h) Cash Equivalents

          The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

     (i) Net Loss Per Share

          Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same.

          Excluded from the computation of diluted loss per share for 1999 are warrants and options to acquire 1,256,000 shares of common stock with a weighted average exercise price of $4.08 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for 1998 are warrants to acquire 1,140,000 shares of common stock with a weighted average exercise price of $3.59 because their effect would be antidilutive.

                                                                     (Continued)
                                      F-7

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 1999 and 1998


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

     (l) Financial Instruments and Concentrations of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk include cash, cash equivalents, accounts receivable, contract work-in-progress, accounts payable and accrued liabilities. The fair value of these instruments approximates their financial statements carrying amount. The Company regularly invests funds in excess of its immediate needs in money market accounts with Citibank (Accounts). Funds invested in these Accounts are uninsured and subject to investment risk. Included with cash and cash equivalents were amounts held in the Accounts totaling $3,091,703 at June 30, 1999. Amounts held in these Accounts are insured up to $100,000 by the Federal Depository Insurance Corporation.

     (m) Software Developed for Internal Use

          On July 1, 1998, the Company adopted Statement of Position (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires capitalization of certain software development costs for software developed for internal use. The adoption of SOP No. 98-1 did not have a material impact on the Company.

                                                                     (Continued)
                                       F-8

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 1999 and 1998


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

     (o) Reclassifications

          Certain reclassifications have been made to the 1998 amounts to conform to the 1999 presentation.

     (p) Segment Reporting

          The Company operates in one business segment. Revenues consist almost entirely of fees generated from providing testing services. Expenses incurred to date are reported according to their expense category. No further segment segregation is considered meaningful at this time.

          The Company's customers are located in the United States and various foreign countries. Revenues by geographic region are as follows:

                                             Years ending June 30,
                                     -----------------------------------
                                         1999                   1998
                                     ------------            -----------

               United States         $    243,707                 45,000
               Saudi Arabia                39,925                     --
                                     ------------            -----------

                                     $    283,632                 45,000
                                     ============            ===========

(2) Equipment

          Equipment, net at June 30, 1999 consists of the following:



              Equipment                                     348,453
              Less accumulated depreciation                 208,354
                                                        -----------

                                                        $   140,099
                                                        ===========

                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 1999 and 1998


(3) Related Parties


     (a) Accounts Payable - Stockholder

          At June 30, 1999, the Company owed $7,423 to a stockholder of the Company for business expenses.

     (b) Consulting Services and Wages

          Consulting fees were paid to a stockholder of the Company, Dr. John Kuo, totaling approximately $120,000 and $118,000 for the years ended June 30, 1999 and 1998, respectively.

     (c) Royalty Arrangement

          In July 1988, the primary technology rights used by the Company were contributed by Northwood Enterprises Inc. (NEI), a company wholly-owned by certain Company stockholders. In exchange for contributing the technology, the Company agreed to pay a royalty of 4% of the Company's net earnings before taxes to certain Company stockholders. When the Company becomes profitable, royalties will be due quarterly. In March 1996, an additional 1% royalty arrangement was awarded to a director of the Company in exchange for his expertise, technological know-how and proprietary information and trade secrets.

     (d) Facilities

          Since 1991, two of the Company's officers/stockholders have provided the use of their homes for office facilities and research development activity at no additional charge to the Company.

(4) Income Taxes

     Federal income taxes reported by the Company differ from the amount computed by applying the statutory rate due primarily to the valuation allowance on deferred tax assets.

     The tax effect of temporary differences that give rise to significant portions of Federal deferred tax assets are comprised of the following at June 30, 1999:

         Deferred tax assets:
         Net operating loss carryforwards                       $  1,065,000
         Stock compensation                                          292,000
         Research and experimentation credit carryforwards           103,000
                                                                ------------

                       Gross deferred tax assets                   1,460,000

         Less valuation allowance                                  1,460,000
                                                                ------------

                       Net deferred tax assets                  $      --
                                                                ============

                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 1999 and 1998


     The net increase in the valuation allowance for deferred tax assets was $351,000 and $253,000 for the years ended June 30, 1999 and 1998, respectively. The increases were primarily due to increases in the amount of net operating loss carryforwards that could not be utilized.

     For Federal income tax purposes, the Company has net operating loss carryforwards at June 30, 1999 available to offset future Federal taxable income, if any, of approximately $3,130,000 which begin to expire in 2003. In addition, the Company has research and experimentation tax credit carryforwards of approximately $103,000 at June 30, 1999 which are available to offset income taxes and begin to expire in 2003.

     The utilization of the tax net operating loss carryforwards may be limited due to ownership changes that have occurred as a result of the sale of common stock.

(5) Stock-Based Compensation

     The Company has granted stock options and warrants to compensate key employees, consultants and board members for past and future services. During fiscal year 1999, the Company adopted a stock option plan (Plan). The Plan provides for both incentive and non-qualified stock options to be granted to employees, officers, directors and consultants. The Company has reserved 500,000 shares of common stock for option grants under the Plan. The stock options and warrants are generally exercisable at the date of the grant.

     A summary of warrant related activity follows:

                                                 Warrants outstanding
                                              ------------------------------
                                                Number      Weighted average
                                              of shares      exercise price
                                              ---------      --------------

            Balance at June 30, 1997          1,120,000       $     3.41
            Grants                               20,000            13.50
                                              ---------       ----------

            Balance at June 30, 1998          1,140,000             3.59
            Grants                               85,000             7.50
            Exercises                           (15,000)            3.81
                                              =========       ==========

            Balance at June 30, 1999          1,210,000       $     3.84
                                              =========       ==========

                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 1999 and 1998


     The following is a summary of warrants outstanding at June 30, 1999:


                                 Warrants outstanding                  Warrants exercisable
                     -----------------------------------------     -----------------------------

                                  Weighted-average   Weighted-                        Weighted-
                                     remaining       average        Number of         average
   Exercise             Number      contractual      exercise        warrants         exercise
     prices          outstanding        life           price        exercisable         price
---------------      -----------   ---------------  -----------   ---------------    -----------
$   1.125-1.500        355,000          5.33          $  1.17         355,000         $    1.17
    3.000-3.500        555,000          5.33             3.26         555,000              3.26
    7.200-7.500        190,000          5.33             7.33         147,500              7.29
        8.400           90,000          3.67             8.40          90,000              8.40
       13.500           20,000          5.33            13.50          20,000             13.50
---------------      ---------         -----          -------       ---------         ---------

$  1.125-13.500      1,210,000          5.20          $  3.84       1,167,500         $    3.70
======== ======      =========          ====          =======       =========         =========


     A summary of stock option-related activity follows:

                                                                  Options outstanding
                                                           -----------------------------------
                                            Shares                               Weighted
                                         available for        Number of          average
                                             grant             shares         exercise price
                                        ================   ================   ================

      Balance at June 30, 1998                    --                 --        $        --
      Plan introduction                      500,000                 --                 --
      Grants                                 (46,000)            46,000                10.34
                                        ----------------   ----------------   ----------------

      Balance at June 30, 1999               454,000             46,000        $       10.34
                                        ================   ================   ================


     At June 30, 1999, the exercise prices of the outstanding options ranged between $10.00 and $10.50 per share with a weighted average remaining life of 5.33 years. At June 30, 1999, 33,500 options were exercisable at a weighted average exercise price of $10.46.

                                                                     (Continued)
                                     F-12

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 1999 and 1998



     The Company applies APB Opinion No. 25 and related interpretations in accounting for option and warrant grants to employees. Had compensation cost for the Company's option and warrant awards been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                  Years ended June 30
                                            ---------------------------------
                                                 1999                 1998
                                            --------------          ---------
             Net loss:
                 As reported                $      864,638            712,827
                 Pro forma                       1,297,229            800,827

             Net loss per share:
                 As reported                $      .20                  .17
                 Pro forma                         .30                  .19


     The weighted average fair value per share of the warrant grants made during the year ended June 30, 1999, where the fair value of the underlying stock equaled the exercise price, was approximately $3.68 and the number of warrants was 82,000.

     The weighted average fair value per share of the warrant grants made during the year ended June 30, 1998, where the exercise price was above the fair value of the underlying stock was $4.40, and the number of warrants was 20,000.

     The weighted average fair value per share of the option grants made during the year ended June 30, 1999, where the fair value of the underlying stock equaled the exercise price was $5.07, and the number of options was 46,000.

     The fair value of option and warrant grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 1999: expected volatility of 50%, risk-free interest rate of 4.7%, expected lives of five years, and a 0% dividend yield. The weighted average assumptions used for grants in fiscal year 1998 are as follows: expected volatility of 50%, risk-free interest rate of 6%, expected lives of five years, and a 0% dividend yield.

(6) Operating Leases

     The Company leases office facilities in various states under operating lease agreements that expire during fiscal year 2000. Aggregate future minimum rental payments on operating leases are $35,541 for fiscal year 2000.

     Total rent expense under operating leases was $59,600 and $39,600 during the years ended June 30, 1999 and 1998, respectively.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
         ----------------------------------------------------------------

         None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         ---------------------------------------------------------------

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on November 15, 1999. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than October 20, 1999. The information required by this Item 9 is incorporated by reference from the Proxy Statement.

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

     (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

     (1) Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Profile Technologies, Inc. filed with the Securities and Exchange Commission on May 10, 1996. (333-4714-NY)

     (2) Incorporated by reference to Exhibit 3.3 to the Registration Statement on Form SB-2 of Profile Technologies, Inc. filed with the Securities and Exchange Commission on May 10, 1996 (333-4714-NY)

     (3) Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form SB-2 of Profile Technologies, Inc. filed with the Securities and Exchange Commission on May 10, 1996. (333-4714-NY)

     (4) Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2 of Profile Technologies, Inc. filed with the Securities and Exchange Commission on July 31, 1996 (333-4714-NY)


     (5) Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2 of Profile Technologies, Inc. filed with the Securities and Exchange Commission on July 31, 1996. (333-4714-NY)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 23, 1999.


                                        PROFILE TECHNOLOGIES, INC.



                                        By: /s/  G.L. Scott
                                            ------------------------------------
                                                 G.L. SCOTT
                                                 Chief Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                        Title                              Date
----------                        -----                              ----


/s/  G.L. Scott            Co-Chairman, Principal                Sept. 23, 1999
--------------------       Executive Officer,
     G.L. SCOTT            Director

/s/  Henry Gemino          Co-Chairman, Executive Vice-          Sept. 23, 1999
--------------------       President, Chief Operating
     HENRY GEMINO          Officer,  Chief Financial Officer,
                           Principal Accounting Officer, Director

/s/  Murphy Evans          President, Director                   Sept. 23, 1999
--------------------
     MURPHY EVANS


/s/  Gale D. Burnett       Vice-Chairman, Director               Sept. 23, 1999
--------------------
     GALE D. BURNETT


/s/  John Tsungfen Kuo     Vice-Chairman, Director, Chief        Sept. 23, 1999
----------------------     Technical Consultant
     JOHN TSUNGFEN KUO

/s   Allen G. Reeves       Director                              Sept. 23, 1999
----------------------
     ALLEN G. REEVES

/s/ Charles Christenson    Director                              Sept. 23, 1999
-----------------------
    CHARLES CHRISTENSON