Form 10QSB
period 1999-09-30
PROFILE TECHNOLOGIES INC
filed 1999-11-08
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               September 30, 1999

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

     There were 4,285,092 shares of common stock outstanding on October 27, 1999.

Transitional Small Business Disclosure Format
(Check one):

Yes ___  No _X_


                                  PROFILE TECHNOLOGIES, INC.

                                   Condensed Balance Sheets

-------------------------------------------------------------------------------------------
                                                           September 30,           June 30,
                                                              1999                   1999
-------------------------------------------------------------------------------------------

                                                           (unaudited)
                                            Assets
                                            ------

Current assets:
       Cash and cash equivalents                            $ 2,795,845           3,140,647
       Accounts receivable                                         --                15,106
       Contract work-in-progress                                228,097              87,750
       Prepaid expenses                                          23,170              24,562
       Other current assets                                       8,050                --
                                                            -------------------------------

                Total current assets                          3,055,162           3,268,065

Equipment, net                                                  146,163             140,099
Patents, net                                                    245,420             259,303
Other assets                                                      9,993               9,993
                                                            -------------------------------

                Total assets                                $ 3,456,738           3,677,460
                                                            -------------------------------

                                 Liabilities and Stockholders' Equity
                                 ------------------------------------

Current liabilities:
       Accounts payable - stockholder                       $     3,290               7,423
       Other accounts payable                                    17,825              25,826
       Accrued liabilities                                       78,609              88,500
                                                            -------------------------------

                Total current liabilities                        99,724             121,749
                                                            -------------------------------

Stockholders' equity:
       Common stock, $0.001 par value
         Authorized 10,000,000 shares; issued
         and outstanding 4,280,092 shares at
         September 30, 1999 and 4,275,092 shares
          at June 30, 1999                                        4,280               4,275
       Additional paid-in capital                             7,567,378           7,561,758
       Accumulated deficit                                   (4,214,644)         (4,010,322)
                                                            -------------------------------

                Total stockholders' equity                    3,357,014           3,555,711
                                                            -------------------------------

                Total liabilities and
                 stockholders' equity                       $ 3,456,738           3,677,460
                                                            --------------------------------


                      See accompanying notes to condensed financial statements


                                            PROFILE TECHNOLOGIES, INC.

                                        Condensed Statements of Operations
                                                  (unaudited)

-----------------------------------------------------------------------------------------------


                                                                        Three months ended
                                                                          September 30,
                                                                 ------------------------------

                                                                    1999                 1998
-----------------------------------------------------------------------------------------------

Revenues                                                         $   140,347            138,985
                                                                 ------------------------------

Cost of revenues                                                      69,617             42,211
                                                                 ------------------------------

   Gross profit                                                       70,730             96,774
                                                                 ------------------------------

   Research and development                                           58,636             68,850
   General and administrative                                        252,136            168,950
                                                                 ------------------------------

                         Total costs and expenses                    310,772            237,800
                                                                 ------------------------------

                         Loss from operations                       (240,042)          (141,026)
                                                                 ------------------------------

Interest income                                                       35,720             54,265
                                                                 ------------------------------

                         Net loss                                $  (204,322)           (86,761)
                                                                 ------------------------------

Basic and diluted net loss per share                             $     (0.05)            (0.02)

Shares used to calculate basic and diluted
     net loss per share                                            4,279,259          4,269,430
-----------------------------------------------------------------------------------------------


                        See accompanying notes to condensed financial statements



                                           PROFILE TECHNOLOGIES, INC.

                                      Condensed Statements of Cash Flows
                                                  (unaudited)

--------------------------------------------------------------------------------------------


                                                                      Three months ended
                                                                         September 30,
                                                                 ---------------------------

                                                                      1999           1998
--------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net loss                                                     $  (204,322)       (86,761)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
           Depreciation and amortization                               32,640         21,316
           Changes in assets and liabilities:
              Accounts receivable                                      15,106        (48,155)
              Contract work-in-progress                              (140,347)          --
              Accounts receivable/payable - stockholder                (4,133)       (13,313)
              Prepaid expenses                                          1,392          8,423
              Other current assets                                     (8,050)          --
              Other accounts payable                                   (8,001)        (7,885)
              Accrued liabilities                                      (9,891)        17,989
                                                                   -------------------------

                Net cash used in operating activities                (325,606)      (108,386)
                                                                   -------------------------

Cash flows from investing activities:
        Patents                                                        (1,608)       (49,572)
        Purchase of equipment                                         (23,213)       (20,958)
                                                                  --------------------------


                Net cash used in investing activities                 (24,821)       (70,530)
                                                                  --------------------------

Cash flows from financing activities:
        Proceeds from exercise of common stock purchase warrants        5,625         47,625
                                                                  --------------------------

                Net cash provided by financing activities               5,625         47,625
                                                                  --------------------------


                Decrease in cash and cash equivalents                (344,802)      (131,291)

Cash and cash equivalents at beginning of period                    3,140,647      4,167,951
                                                                  --------------------------


Cash and cash equivalents at end of period                        $ 2,795,845      4,036,660
                                                                  --------------------------

--------------------------------------------------------------------------------------------




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

2.    Basis of Presentation

The unaudited interim condensed financial statements and related notes of the Company have been prepared pursuant to the instructions to Form 10QSB. Accordingly, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such instructions. The accompanying condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the annual report on form 10KSB for the year ended June 30, 1999 (filed September 24, 1999). The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

3.   Net Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted loss per share for the three months ended September 30, 1999 are warrants and options to acquire 1,251,000 shares of common stock with a weighted-average exercise price of $4.09 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for the three months ended September 30, 1998 are warrants to acquire 1,140,000 shares of common stock with a weighted-average exercise price of $3.59 because their effect would be antidilutive.

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

     In order for the Company to obtain significant revenues from the use of its technology, the Company must establish a sales and marketing organization that is effective and obtains customers for its pulse propagation analyzer. The Company must also be able to supply and train work crews in sufficient numbers to satisfy the requirements of its customers. For the two-year period ended June 30, 1999, the Company incurred net losses of $ 1,577,465 and experienced a further net loss of $204,322 for the quarter ended September 30, 1999. Losses are expected to continue at least through the second quarter of the year ending June 30, 2000; no assurances can be given that losses will not continue thereafter.

RESULTS OF OPERATIONS

Quarter Ended  September  30, 1999  Compared to the Quarter Ended  September 30,
1998.
--------------------------------------------------------------------------------

     The Company had revenues of $140,347 for the quarter ended September 30, 1999 compared to revenues of $138,985 for the quarter ended September 30, 1998. The loss from operations for the quarter ended September 30, 1999 was $240,042 compared to a loss from operations of $141,026 for the quarter ended September 30, 1998. The loss from operations in the quarter ended September 30, 1999 increased by $99,016 over the comparable quarter ended September 30, 1998 primarily because of increased general and administrative expenses of $252,136 compared to $168,950 incurred in the quarter ended September 30, 1998. The operating loss for the quarter ended September 30, 1999 was offset somewhat by interest income in the amount of $35,720 representing interest earned from proceeds of the Company's public stock offering which was completed in February of 1997. This resulted in a net loss of $204,322 for the quarter ended September 30, 1999 compared to a net loss of $86,761 for the quarter ended September 30, 1998. Research and development expenses decreased slightly to $58,636 for the quarter ended September 30, 1999 compared to $68,850 for the quarter ended

September 30, 1998. General and administrative expenses increased by $83,186 for the quarter ended September 30, 1999 from the quarter ended September 30, 1998 primarily because of increased salary expenses associated with hiring additional personnel, including a new President, costs associated with opening a new office in upstate New York devoted to data interpretation and analysis and an increase in travel expenses.

     Management believes that both revenues and expenses of the Company are likely to continue to increase during the remainder of the fiscal year ending June 30, 2000 compared to the fiscal year ended June 30, 1999 if it is able to secure additional contracts with customers, of which there is no assurance. The revenues earned by the Company to date have often included research and development activities that have been sponsored by large multi-national oil companies and large utilities. These activities included field research and development at such companies' facilities and are likely to continue during the year ending June 30, 2000 and for the foreseeable future. Management is also working towards obtaining additional fee for service contracts that are expected to be the major source of the Company's revenues. If such contracts are obtained, management expects that its expenditures associated with personnel and testing equipment will begin to rise. In addition, as the Company begins to actually provide fee for service work on a larger scale, additional administrative support activities will increase together with related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company completed work on its first commercial contracts during the year ended June 30, 1999 when it emerged from development stage activities. Net cash used in operating activities totaled $325,606 in the three months ended September 30, 1999 compared to $108,386 for the three months ended September 30, 1998 and the Company expects that additional operating activities will result in cash outflows in the near term while the Company pursues additional commercial contracts, marketing activities, and research and development. Cash outflows from operations are expected to continue at least through the second quarter of the year ending June 30, 2000; no assurances can be given that operational activities will generate positive cash flows thereafter.

     The Company's cash and cash equivalents as of September 30, 1999 were $2,795,845. At September 30, 1999, the Company had working capital of $2,955,438 and no material long-term commitments or material commitments for capital expenditures.

     The Company believes that its current capital resources and liquidity are adequate for at least the next twelve months. Other than equipment purchases for field crews, if the Company is successful in obtaining additional commercial contracts, and the expenses associated with the hiring and training of such field crews, the Company does not have any plans for significant capital or operating expenditures above its current level.

RESOURCES

     As of September 30, 1999 the Company did not have any material commitments for capital expenditures. However, management is currently directing the Company's activities towards obtaining additional fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase field equipment for its field crews for the foreseeable future, until such time as the scope of the operations may require alternate sources of financing such equipment. The timing of these events is dependent upon the Company's ability to obtain additional fee for service contracts, which is dependent upon the Company's continuing ability to demonstrate the effectiveness of its technology. The Company believes that its cash position is sufficient to satisfy its operating needs for the next twelve months. Management believes it is well on the way to reaching these milestones, but there can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional personnel expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts.

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

     The Company has completed an audit of its internal systems and believes these systems are Year 2000 compliant. The Company does not rely on any non-compliant third party software and therefore third party non-compliance will not materially adversely affect its business operations. The Company has upgraded its software and hardware to the latest year 2000 compliant platform and tested its software in the new platform. In case the Company's computerized information system fails, it will rely on its manual information system, which is comprised of original hand written or typed records, to process its transactions such as accounts receivable, accounts payable, delivery schedules and invoicing. The manual system will be very time consuming and labor intensive, therefore additional staff might be required if the Company has to use the manual system in the worst case scenario. The Company believes that additional staff can be hired and trained within a reasonable time frame to meet its requirements in case its information system failed.



                            PART II OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

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


                                           PROFILE TECHNOLOGIES, INC.
                                                           (Registrant)


Date:    November 5, 1999                   /s/  G. L. Scott
                                           -------------------------------------
                                                 G. L. SCOTT
                                                 Chief Executive Officer


                                           /s/  Henry Gemino
                                           -------------------------------------
                                                HENRY GEMINO
                                                Chief Financial Officer