Form 10QSB
period 1999-12-31
PROFILE TECHNOLOGIES INC
filed 2000-02-14
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                December 31, 1999

Commission file number  0-21151


                           PROFILE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                       91-1418002
-----------------------------                              ------------------
(State or other jurisdiction                                (I.R.S. Employer
incorporation or organization)                             Identification No.)


1077 Northern Blvd., Roslyn, NY                                   11576
-------------------------------                                   -----
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

     There were 4,285,092 shares of common stock outstanding on February 2, 2000.

Transitional Small Business Disclosure Format
(Check one):

Yes       No   X
   -----     -----

Item 1.  Financial Statements


                           PROFILE TECHNOLOGIES, INC.

                            Condensed Balance Sheets
                                   (unaudited)


--------------------------------------------------------------------------------
                                                    December 31,      June 30,
                                                       1999            1999
--------------------------------------------------------------------------------

                                     Assets
                                     ------

Current assets:
    Cash and cash equivalents                       $ 2,667,361      3,140,647
    Accounts receivable                                   9,300         15,106
    Contract work-in-progress                              --           87,750
    Paid expenses                                        12,384         24,562
    Other current assets                                  8,050           --
                                                    --------------------------

               Total current assets                   2,697,095      3,268,065



Equipment, net                                          159,209        140,099
Patents, net                                            232,880        259,303
Other assets                                              9,993          9,993
                                                    --------------------------

               Total assets                         $ 3,099,177      3,677,460
                                                    --------------------------


                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:
    Accounts payable - stockholder                  $     1,178          7,423
    Other accounts payable                               24,263         25,826
    Accrued liabilities                                  99,145         88,500
                                                    --------------------------

               Total current liabilities                124,586        121,749
                                                    --------------------------

Stockholders' equity:
    Common stock, $0.001 par value
       Authorized 10,000,000 shares; issued
       and outstanding 4,285,092 shares at
       December 31, 1999 and 4,275,092 shares
       at June 30, 1999                                   4,285          4,275
    Additional paid-in capital                        7,572,998      7,561,758
    Accumulated deficit                              (4,602,692)    (4,010,322)
                                                    --------------------------

               Total stockholders' equity             2,974,591      3,555,711

================================================================================
               Total liabilities and
                 stockholders' equity               $ 3,099,177      3,677,460
================================================================================



            See accompanying notes to condensed financial statements




                                          PROFILE TECHNOLOGIES, INC.

                                     Condensed Statements of Operations
                                                 (unaudited)
-----------------------------------------------------------------------------------------------------------------------

                                                       Three months ended                       Six months ended
                                                          December 31,                             December 31,
                                                -----------------------------------------------------------------------
                                                    1999                  1998               1999                1998
-----------------------------------------------------------------------------------------------------------------------

Revenues                                        $     1,903              39,925             142,250             178,910

Cost of revenues                                      1,244              10,874              70,861              53,085
                                                -----------------------------------------------------------------------
             Gross profit                               659              29,051              71,389             125,825
                                                -----------------------------------------------------------------------

Research and development                             91,516              77,927             150,152             146,777
General and administrative                          330,033             236,243             582,169             405,193
                                                -----------------------------------------------------------------------
             Total costs and expenses               421,549             314,170             732,321             551,970
                                                -----------------------------------------------------------------------

             Loss from operations                  (420,890)           (285,119)           (660,932)           (426,145)


Interest income                                      32,842              47,608              68,562             101,873
                                                -----------------------------------------------------------------------
             Net loss                           $  (388,048)           (237,511)           (592,370)           (324,272)
                                                -----------------------------------------------------------------------

Basic and diluted net loss per share            $     (0.09)              (0.06)              (0.14)              (0.08)

Shares used to calculate basic and
    diluted net loss per share                    4,282,592           4,275,092           4,280,925           4,272,261
=======================================================================================================================



                          See accompanying notes to condensed financial statements







                                                PROFILE TECHNOLOGIES, INC.

                                            Condensed Statements of Cash Flows
                                                       (unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                             Six months ended
                                                                                               December 31,
                                                                                   ----------------------------------
                                                                                        1999                  1998
---------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:
    Net loss                                                                       $  (592,370)              (324,272)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                                 66,873                 47,711
          Changes in assets and liabilities:
             Accounts receivable                                                         5,806                (37,553)
             Contract work-in-progress                                                  87,750                (20,426)
             Accounts receivable/payable - stockholder                                  (6,245)                19,594
             Prepaid expenses                                                           12,178                   --
             Other current assets                                                       (8,050)                10,253
             Other accounts payable                                                     (1,563)                  --
             Accrued liabilities                                                        10,645                (68,159)
                                                                                   ----------------------------------

                    Net cash used in operating activities:                            (424,976)              (372,852)


Cash flows from investing activities:
    Patents                                                                             (4,717)               (49,572)
    Purchase of equipment                                                              (54,843)               (57,647)
                                                                                   ----------------------------------
                    Net cash used in investing activities                              (59,560)              (107,219)
                                                                                   ----------------------------------

Cash flows from financing activities:
    Proceeds from exercise of common stock purchase warrants                            11,250                 47,625
                                                                                   ----------------------------------

                    Net cash provided by financing activities                           11,250                 47,625
                                                                                   ----------------------------------

                    Decrease in cash and cash equivalents                             (473,286)              (432,446)


Cash and cash equivalents at beginning of period                                     3,140,647              4,167,951
                                                                                   ----------------------------------

Cash and cash equivalents at end of period                                         $ 2,667,361              3,735,505

=====================================================================================================================




                        See accompanying notes to condensed financial statements


                           PROFILE TECHNOLOGIES, INC.

                     Notes to Condensed Financial Statements



1.    Description of Business

Profile Technologies, Inc. (the "Company") is in the business of developing and commercializing potential processes for the nondestructive, noninvasive testing of both above ground and buried pipelines for the effectiveness of pipeline cathodic protecting systems and coating integrity. The Company's future revenues are currently dependent upon the market's acceptance of its sole developed process.

2.    Basis of Presentation

The unaudited interim condensed financial statements and related notes of the Company have been prepared pursuant to the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such instructions. The condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the annual report on form 10-KSB for the year ended June 30, 1999 (filed September 24, 1999). The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Excluded from the computation of diluted loss per share for the three and six months ended December 31, 1999 are options and warrants to acquire 1,246,000 shares of common stock with a weighted-average exercise price of $4.10 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for the three and six months ended December 31, 1998 are options and warrants to acquire 1,212,508 shares of common stock with a weighted-average exercise price of $3.86 because their effect would be antidilutive.


4.  New Accounting Pronouncement

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements" which the Company expects to adopt no later than July 1, 2000. SAB 101 provides guidance on revenue recognition issues. The Company anticipates that the adoption of SAB 101 will not have a material impact on the Company's financial statements.

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

     In order for the Company to obtain significant revenues from the use of its technology, the Company must establish a sales and marketing organization that is effective and obtains customers for its pulse propagation analyzer. The Company must also be able to supply and train work crews in sufficient numbers to satisfy the requirements of its customers. For the two-year period ended June 30, 1999, the Company incurred net losses of $ 1,577,465 and experienced a further net loss of $592,370 for the six months ended December 31, 1999. Losses are expected to continue at least through the third quarter of the year ending June 30, 2000; no assurances can be given that losses will not continue thereafter.

RESULTS OF OPERATIONS

--------------------------------------------------------------------------------
Quarter Ended December 31, 1999 Compared to the Quarter Ended December 31, 1998.

     The Company had revenues of $1,903 for the quarter ended December 31, 1999 compared to revenues of $39,925 for the quarter ended December 31, 1998. The loss from operations for the quarter ended December 31, 1999 was $420,890, compared to a loss from operations of $285,119 for the quarter ended December 31, 1998. The loss from operations in the quarter ended December 31, 1999 increased by $135,771 over the comparable quarter ended December 31, 1998 primarily because of increased general and administrative expenses of $330,033 compared to $236,243 incurred in the quarter ended December 31, 1998. The operating loss for the quarter ended December 31, 1999 was offset somewhat by interest income in the amount of $32,842 representing interest earned from proceeds of the Company's public stock offering which was completed in February of 1997. This resulted in a net loss of $388,048 for the quarter ended December 31, 1999 compared to a net loss of $237,511for the quarter ended December 31, 1998. Research and development expenses increased to $91,516 for the quarter ended December 31, 1999 compared to $77,927 for the quarter ended December 31, 1998. General and administrative expenses increased by $93,790 for the quarter ended December 31, 1999 from the quarter ended December 31, 1998 primarily because of increased salary expenses associated with hiring additional personnel, including a new Vice-President for marketing, costs associated with opening a new office in upstate New York devoted to data interpretation and analysis and an increase in travel expenses.

Six Months  Ended  December 31, 1999  Compared to Six Months Ended  December 31,
1998.
--------------------------------------------------------------------------------

     Revenues decreased to $142,250 for the six months ended December 31, 1999 compared to $178,910 for the six months ended December 31, 1998. Revenues in the six months ended December 31, 1999 were derived from both commercial contracts and demonstration projects with large multi-national oil companies. Total costs and expenses for the six months ended December 31, 1999 were $732,321 compared to $551,970 for the six months ended December 31, 1998, an increase of $180,351 or 33%. Research and development expenses increased slightly to $150,152 from $146,777 for the six months ended December 31, 1998, an increase of $3,375 or 2.3%. General and administrative expenses increased for the six months ended December 31, 1999 to $582,169 compared to $405,193 for the six months ended December 31, 1998, primarily as a result of additional personnel expenses as the Company focused on hiring and training additional field crew personnel and marketing personnel.

     Management believes that both revenues and expenses of the Company are likely to increase during the remainder of the fiscal year ending June 30, 2000 compared to the fiscal year ended June 30, 1999 if it is able to secure additional contracts with customers, of which there is no assurance. The revenues earned by the Company to date have often included research and development activities that have been sponsored by large multi-national oil companies and large utilities. These activities included field research and development at such companies' facilities and are likely to continue during the year ending June 30, 2000 and for the foreseeable future. Management is also working towards obtaining additional fee for service contracts that are expected to be the major source of the Company's revenues. If such contracts are obtained, management expects that its expenditures associated with personnel and testing equipment will begin to rise. In addition, as the Company begins to actually provide fee for service work on a larger scale, additional administrative support activities will increase together with related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled $424,976 in the six months ended December 31, 1999 compared to $372,852 for the six months ended December 31, 1998 and the Company expects that additional operating activities will result in cash outflows in the near term while the Company pursues additional commercial contracts, marketing activities, and research and development. Cash outflows from operations are expected to continue at least through the fourth quarter of the year ending June 30, 2000; no assurances can be given that operational activities will generate positive cash flows thereafter.

     The Company's cash and cash equivalents as of December 31, 1999 were $2,667,361. At December 31, 1999, the Company had working capital of $2,572,509 and no material long-term commitments or material commitments for capital expenditures.

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



RESOURCES

     As of December 31, 1999, the Company did not have any material commitments for capital expenditures. However, management is currently directing the Company's activities towards obtaining additional fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase field equipment for its field crews for the foreseeable future, until such time as the scope of the operations may require alternate sources of financing such equipment. The timing of these events is dependent upon the Company's ability to obtain additional fee for service contracts, which is dependent upon the Company's continuing ability to demonstrate the effectiveness of its technology. The Company believes that its cash position is sufficient to satisfy its operating needs for the next twelve months. Management believes it is well on the way to reaching these milestones, but there can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional personnel expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts.

YEAR 2000 COMPLIANCE

     The Company did not experience any `Year 2000" computer related problems nor did any such problems of its customers and suppliers have any impact on the Company's expenses, business, including data gathering and interpretation, or its operations. The Company does not believe that it will incur any "Year 2000" problems in the future and is therefore of the opinion that such problems will not have any material impact on its future operations and business.

                            PART II OTHER INFORMATION


Item 1.   Legal Proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds.

     None.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company held its annual meeting of shareholders on November 15, 1999. The only agenda item at the meeting was the re-election of an incumbent board of directors. All directors received favorable votes sufficient for their re-election.

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


                                            PROFILE TECHNOLOGIES, INC.
                                                   (Registrant)


Date:    February 11, 2000                  /s/ G. L. Scott
                                            ------------------------------------
                                            G. L. SCOTT
                                            Chief Executive Officer


                                            /s/ Henry Gemino
                                            ------------------------------------
                                            HENRY GEMINO
                                            Chief Financial Officer




9