Form 10QSB
period 2000-03-31
PROFILE TECHNOLOGIES INC
filed 2000-05-15
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                                 March 31, 2000

Commission file number  0-21151


                           PROFILE TECHNOLOGIES, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

DELAWARE                                                     91-1418002
--------                                                     ----------
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


1077 Northern Blvd., Roslyn, NY                              11576
-------------------------------                              -----
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

     There were 4,285,092 shares of common stock outstanding on May 2, 2000.

Transitional Small Business Disclosure Format
(Check one):

Yes ___  No  X

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------------

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

     In order for the Company to obtain significant revenues from the use of its technology, the Company must establish a sales and marketing organization that is effective and obtains customers for its pulse propagation analyzer. The Company must also be able to supply and train work crews in sufficient numbers to satisfy the requirements of its customers. For the two-year period ended June 30, 1999, the Company incurred net losses of $1,577,465 and experienced a further net loss of $1,016,422 for the nine months ended March 31, 2000. Losses are expected to continue at least through the year ending June 30, 2000; no assurances can be given that losses will not continue thereafter.

RESULTS OF OPERATIONS

Quarter Ended March 31, 2000 Compared to the Quarter Ended March 31, 1999.
--------------------------------------------------------------------------

     The Company had revenues of $5,250 for the quarter ended March 31, 2000 compared to revenues of $0 for the quarter ended March 31, 1999. The loss from operations for the quarter ended March 31, 2000 was $456,317, compared to a loss from operations of $311,980 for the quarter ended March 31, 1999. The loss from operations in the quarter ended March 31, 2000 increased by $144,337 over the comparable quarter ended March 31, 1999 primarily because of increased general and administrative expenses of $391,486 compared to $229,017 incurred in the quarter ended March 31, 1999. The operating loss for the quarter ended March 31, 2000 was offset somewhat by interest income in the amount of $32,265 representing interest earned from proceeds of the Company's public stock offering which was completed in February of 1997. This resulted in a net loss of $424,052 for the quarter ended March 31, 2000 compared to a net loss of $271,101 for the quarter ended March 31, 1999. Research and development expenses decreased to $69,096 for the quarter ended March 31, 2000 compared to $82,963 for the quarter ended March 31, 1999. General and administrative expenses increased by $162,469 for the quarter ended March 31, 2000 from the quarter ended March 31, 1999 primarily because of increased salary expenses associated with hiring additional personnel, including a new Vice-President for marketing, costs associated with opening a new office in upstate New York devoted to data interpretation and analysis and an increase in travel expenses.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999.
------------------------------------------------------------------------------

     Revenues decreased to $147,500 for the nine months ended March 31, 2000 compared to $178,910 for the nine months ended March 31, 1999. Revenues in the nine months ended March 31, 2000 were derived from both commercial contracts and demonstration projects with large multi-national oil companies. Total costs and expenses for the nine months ended March 31, 2000 were $1,192,903 compared to $863,950 for the nine months ended March 31, 1999, an increase of $328,953 or 38%. Research and development expenses decreased slightly to $219,248 from $229,740 for the nine months ended March 31, 1999, a decrease of $10,492 or 4.6%. General and administrative expenses increased for the nine months ended March 31, 2000 to $973,655 compared to $634,210 for the nine months ended March 31, 1999, primarily as a result of additional personnel expenses as the Company focused on hiring and training additional field crew personnel and marketing personnel.

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

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled $902,279 in the nine months ended March 31, 2000 compared to $642,302 for the nine months ended March 31, 1999 and the Company expects that additional operating activities will result in cash outflows in the near term while the Company pursues additional commercial contracts, marketing activities, and research and development. Cash outflows from operations are expected to continue at least through the first quarter of the year ending June 30, 2001; no assurances can be given that operational activities will generate positive cash flows thereafter.

     The Company's cash and cash equivalents as of March 31, 2000 were $2,158,855. At March 31, 2000, the Company had working capital of $2,113,609 and no material long-term commitments or material commitments for capital expenditures.

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



RESOURCES

     As of March 31, 2000, the Company did not have any material commitments for capital expenditures. However, management is currently directing the Company's activities towards obtaining additional fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase field equipment for its field crews for the foreseeable future, until such time as the scope of the operations may require alternate sources of financing such equipment. The timing of these events is dependent upon the Company's ability to obtain additional fee for service contracts, which is dependent upon the Company's continuing ability to demonstrate the effectiveness of its technology. The Company believes that its cash position is sufficient to satisfy its operating needs for the next twelve months. Management believes it is well on the way to reaching these milestones, but there can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional personnel expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts.

YEAR 2000 COMPLIANCE

     The Company did not experience any "Year 2000" computer related problems nor did any such problems of its customers and suppliers have any impact on the Company's expenses, business, including data gathering and interpretation, or its operations. The Company does not believe that it will incur any "Year 2000" problems in the future and is therefore of the opinion that such problems will not have any material impact on its future operations and business.

                            PART II OTHER INFORMATION


Item 1. Legal Proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None

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


                                            PROFILE TECHNOLOGIES, INC.
                                                  (Registrant)


Date: May 12, 2000                          /s/ G. L. Scott
                                            ---------------
                                            G. L. SCOTT
                                            Chief Executive Officer


                                            /s/ Henry Gemino
                                            ----------------
                                            HENRY GEMINO
                                            Chief Financial Officer


                                      PROFILE TECHNOLOGIES, INC.

                                       Condensed Balance Sheets
                                             (unaudited)

                                                                                  March 31,     June 30,
                                                                                    2000          1999
                                                                                -----------    -----------
                                                Assets
                                                ------
Current assets:
        Cash and cash equivalents                                               $ 2,158,855    $ 3,140,647
        Accounts receivable                                                          12,050         15,106
        Contract work-in-progress                                                      --           87,750
        Prepaid expenses and other current assets                                    58,434         24,562
                                                                                -----------    -----------
              Total current assets                                                2,229,339      3,268,065

Equipment, net                                                                      185,955        140,099
Patents, net                                                                        240,982        259,303
Other assets                                                                          9,993          9,993
                                                                                -----------    -----------
              Total assets                                                      $ 2,666,269    $ 3,677,460
                                                                                ===========    ===========


                                 Liabilities and Stockholders' Equity
                                 ------------------------------------

Current liabilities:
        Accounts payable - stockholder                                          $     1,178    $     7,423
        Other accounts payable                                                       57,077         25,826
        Accrued liabilities                                                          57,475         88,500
                                                                                -----------    -----------
              Total current liabilities                                             115,730        121,749

Stockholders' equity:
        Common stock, $0.001 par value.  Authorized 10,000,000 shares; issued and outstanding 4,285,092 shares at March 31, 2000 and
              4,275,092 shares at June 30, 1999                                       4,285          4,275
        Additional paid-in-capital                                                7,572,998      7,561,758
        Accumulated deficit                                                      (5,026,744)    (4,010,322)
                                                                                -----------    -----------
              Total stockholders' equity                                          2,550,539      3,555,711

                                                                                ===========    ===========

              Total liabilities and stockholders' equity                        $ 2,666,269    $ 3,677,460
                                                                                ===========    ===========


                      See accompanying notes to condensed financial statements.

                                              F-1

                                  PROFILE TECHNOLOGIES, INC.

                              Condensed Statements of Operations
                                          (unaudited)


                                           Three months ended            Nine months ended
                                                March 31,                     March 31,
                                       --------------------------    --------------------------
                                           2000           1999           2000          1999
                                       -----------    -----------    -----------    -----------
Revenue                                $     5,250    $      --      $   147,500    $   178,910
                                       -----------    -----------    -----------    -----------

Cost of revenue                                985           --           71,846         53,085
                                       -----------    -----------    -----------    -----------

        Gross profit                         4,265           --           75,654        125,825
                                       -----------    -----------    -----------    -----------

Research and development                    69,096         82,963        219,248        229,740
General and administrative                 391,486        229,017        973,655        634,210
                                       -----------    -----------    -----------    -----------

        Total operating expenses           460,582        311,980      1,192,903        863,950
                                       -----------    -----------    -----------    -----------

        Loss from operations              (456,317)      (311,980)    (1,117,249)      (738,125)
                                       -----------    -----------    -----------    -----------

Interest income                             32,265         40,879        100,827        142,752
                                       -----------    -----------    -----------    -----------

        Net loss                       $  (424,052)   $  (271,101)   $(1,016,422)   $  (595,373)
                                       -----------    -----------    -----------    -----------

Basic and diluted net loss per share         (0.10)         (0.06)         (0.24)         (0.14)

Shares used to calculate basic and
        diluted net loss per share       4,285,092      4,275,092      4,282,314      4,275,092
                                       ===========    ===========    ===========    ===========






                   See accompanying notes to condensed financial statements.

                                             F-2

                                PROFILE TECHNOLOGIES, INC.

                            Condensed Statements of Cash Flows
                                       (unaudited)


                                                                    Nine months ended
                                                                         March 31,
                                                                --------------------------
                                                                    2000           1999
                                                                -----------    -----------
Cash flows from operating activities:
        Net loss                                                $(1,016,422)   $  (595,373)
        Adjustments to reconcile net loss to net cash used in
           operating activities:
               Depreciation and amortization                         63,228         74,823
               Changes in assets and liabilities:
                   Accounts receivable                                3,056        (30,934)
                   Contract work-in-progress                         87,750           --
                   Accounts receivable/payable - stockholder         (6,245)       (21,737)
                   Prepaid expenses and other current assets        (33,872)        27,843
                   Other accounts payable                            31,251         (4,753)
                   Accrued liabilities                              (31,025)       (92,171)
                                                                -----------    -----------

                       Net cash used in operating activities       (902,279)      (642,302)
                                                                -----------    -----------

Cash flows from investing activities:
        Patents                                                     (29,718)       (44,383)
        Purchase of equipment                                       (61,045)       (58,009)

                       Net cash used in investing activities        (90,763)      (102,392)
                                                                -----------    -----------

Net cash flows provided by financing activities - Proceeds
        from exercise of common stock purchase warrants              11,250         47,625
                                                                -----------    -----------


                       Decrease in cash and cash equivalents       (981,792)      (697,069)

Cash and cash equivalents at beginning of the period              3,140,647      4,167,951
                                                                -----------    -----------

Cash and cash equivalents at end of the period                  $ 2,158,855    $ 3,470,882
                                                                ===========    ===========


                  See accompanying notes to condensed financial statements.

                                           F-3

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

Excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2000 are options and warrants to acquire 1,246,000 shares of common stock with a weighted-average exercise price of $4.10 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for the three and nine months ended March 31, 1999 are options and warrants to acquire 1,237,508 shares of common stock with a weighted-average exercise price of $3.99 because their effect would be antidilutive.

4.   New Accounting Pronouncements

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements". SAB 101 provides guidance on revenue recognition issues. The Company anticipates that the adoption of SAB 101 in its next Fiscal Year will not have a material impact on its financial statements.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company has not determined the impact, if any, the adoption of FIN 44 will have on the Company's financial statements.