Form 10KSB
period 2000-06-30
PROFILE TECHNOLOGIES INC
filed 2000-09-28
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                  June 30, 2000

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

Issuer's telephone number:  (516) 365-1909
Securities  registered under Section12(b) of the Act: None
Securities registered under Section 12(g) of the Act:

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

State issuer's revenues for the most recent fiscal year. $224,779.
                                                        ----------

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,206,310, based on the closing bid and ask prices as reported by the NASDAQ SmallCap market on September 20, 2000.

There were 4,285,092 shares of common stock $.001 par value outstanding as of September 20, 2000.

                      Documents incorporated by reference:
Definitive Proxy material for annual shareholder meeting to be held November 17,2000 filed pursuant to Regulation 14A.
Transitional Small Business Format (check one): Yes     ; No   X
                                                   -----     -----

Item 1.  Description of Business.
         ------------------------
Introduction

        The Company was originally incorporated in Washington in 1988 but has been a Delaware corporation since 1995. Since its inception the Company has been engaged in the business of researching and developing a high speed scanning process, which is nondestructive and noninvasive, to remotely test buried and above ground pipelines for corrosion. The Company's process, called a dual pulse propagation analyzer ("PPA") is a patented process of analyzing the waveforms of electrical impulses in a way that extracts point-to-point pipeline integrity information. This process involves sending an electrical pulse along the pipe being tested from each of two locations toward an intersecting location between the two locations. At least one of the modified pulses is analyzed to determine whether an anomaly exists at the intersecting location. This process is designed to detect external corrosion of pipeline which occurs under pipe insulation without the need for taking the line out of service, physically removing the coating, and then visually inspecting the outside of the pipe for corrosion. The most common forms of corrosion under insulation ("CUI") are localized corrosion of carbon steel and chloride stress corrosion cracking of stainless steel. Refineries, chemical plants, utilities, natural gas transmission companies and the petroleum industry have millions of miles of corrosion protected pipeline. Much of this piping is exposed to harsh and severe environments. As a result, there is an on-going effort by these industries to ensure that the quality of the pipe meets standards set by regulatory bodies and the industry to protect operating personnel and the environment. While the Company continues to develop and refine its PPA process, the technology has evolved to the point where it is now being used in the field on a commercial basis by large multi-national oil companies. In the summer of 1998, the Company completed its first commercial contract on the North Slope of Alaska, testing approximately 100 road and caribou crossings on British Petroleum pipelines under a contract with ASCG Inspection, Inc. The contract was completed ahead of schedule and under budget. In the summer of 1999, the Company followed up its initial North Slope work with a larger contract with another large multi-national oil company to test approximately 250 below grade pipes. During the summer of 2000, the Company expanded its efforts on the North Slope yet again, testing a total of 372 below ground pipes. Negotiations were also underway to test above ground pipes. In addition, discussions are underway with a large east coast public utility to begin testing below grade natural gas lines located in an urban setting. There can be no assurance, however, that these discussions will lead to additional commercial contracts.

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

Patents, Proprietary Technology and Other Intellectual Property

        The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 2000, the Company had seven issued U.S. patents, four issued foreign patents, eleven U.S. patent applications pending, fifteen foreign patent applications pending and three patent applications filed under the patent cooperation treaty which enables the Company to file additional foreign patent applications in the future.

        The Company's success depends in large part upon its ability to protect its process and technology under United States and international patent laws and other intellectual property laws. U.S. patents have a term of 17 years from date of issuance or, for more recently filed patent applications, 20 years from the filing of such applications, and patents in most foreign countries have a term of 20 years from the proprietary filing date of the patent application. The first U.S. patent was issued in 1990, three patents were issued in 1993, one patent was issued in 1998 and two patents were issued in 2000.

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

Research and Development Spending

        During the two most recent fiscal years ended June 30, 2000 and 1999, the Company spent $299,282 and $314,571 respectively on research and development activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

        In early 1995, the Company spent three months at the refinery of a large multi-national oil company, researching and developing test procedures for identifying corrosion of above ground refinery pipe as part of a shift in emphasis away from testing of below ground pipe for cathodic protection and coating defects. An important factor in this shift in emphasis had to do with verification. Potential customers could more easily and less expensively verify the accuracy and dependability of the Company's technology in an above ground environment that doesn't involve time consuming and costly dig ups. The Company believes that once potential customers have satisfied themselves that the technology is accurate and cost effective, they would be more likely to expand the use of the technology to difficult to reach below ground environments. The Company also believes that this shift in emphasis was a significant step forward because major oil companies were willing to provide detailed data concerning pipe quality and testing standards. Beginning in 1995, the Company began conducting research and development activities at the research facilities of another large multinational oil company to develop the Company's technology to the point where it could identify corrosion locations. As part of this process, numerous segments of pipe in various conditions ranging from excellent to extremely corroded were assembled in various configurations and covered with insulation. The Company then used its technology to evaluate the various pipe segments without prior knowledge of the condition of the pipe segments. After obtaining data, the Company evaluated the results and then submitted a report that summarized its findings. In late July of 1996, representatives of the Company traveled to the Prudhoe Bay area of Alaska and met with operating personnel from three of the largest multi-national oil companies with operations in the area to discuss the feasibility of conducting a field demonstration and test of the Company's technology on operating pipeline in that area. The Company subsequently conducted a field demonstration and test on a 24 inch line in

September of 1996 and then submitted a report summarizing its activities and findings. In August of 1997, the Company completed a second field demonstration using refined hardware and software that the Company had developed since its previous field demonstration. These field demonstrations resulted in the Company obtaining its first commercial contract in the summer of 1998 to test 100 road and caribou crossings on the North Slope of Alaska. In the summer of 1999, the Company entered into a larger contract with another multi-national oil company to test 250 underground pipes. In the summer of 2000, the Company tested approximately 372 underground pipes on the North Slope. As a result of this work, the Company is now currently in discussions to expand the work scope of this contract to include above grade pipes on a significantly larger scale.

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

Employees

        The Company presently has thirteen employees, of which four are part time. It is anticipated that if additional commercial contracts are secured, additional field crews will be hired and trained. The number of crews employed by the Company at any given time is dependent upon the Company's level of business activity. In addition, the Company will continue to retain independent consultants to render advice with respect to technical and scientific matters.

Compliance With Environmental Laws

        Because of the nature of the Company's business, it does not believe that the costs and effects of compliance with environmental laws, whether federal, state or local, would be significant or even material.



Item 2.  Description of Property
         -----------------------

        The Company's executive offices are located at 1077 Northern Blvd., Roslyn, NY 11576. The Company leases on a month to month basis approximately 1,400 sq. feet of office space at the address from a non-affiliate. The rental payment is one thousand nine hundred dollars per month.

        The Company's research and development facility is located in Ferndale, Washington. The Company leased 1,800 sq. feet of space on a month to month basis from a non-affiliate at a monthly rental rate of $1,400.

        The Company also leases approximately 1,650 sq. feet of office space from a non-affiliate that it uses for data analysis and interpretation in Pearl River, New York. The lease is for two years and the monthly rental payment is approximately $3,300. The Company also reimburses its President for rent, secretarial and office expenses incurred by him on behalf of the Company in Laurinburg, North Carolina in the amount of $1,500 per month under an informal, oral agreement.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 2000, either through the solicitation of proxies or otherwise.

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


         Quarter Ended          High Bid       Low Bid
         -------------          --------       -------
       September 30, 1998       $19.00          $11.75
       December 31, 1998        $16.75          $3.00
       March 31, 1999           $11.25          $8.00
       June 30, 1999            $10.00          $7.125

       September 30, 1999        $8.25          $6.25
       December 31, 1999         $8.25          $5.50
       March 31, 2000            $7.88          $5.50
       June 30, 2000             $6.75          $2.25

        The above prices are believed to be representative interdealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

        At September 20, 2000, the bid price of the Company's common stock was $3.38 per share. On such date the Company had 125 holders of record of the Company's common stock and the Company estimates that it has approximately 700 beneficial shareholders.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations.
--------------

GENERAL
-------

        The Company is focused upon expanding its commercial operations. The goal of the Company has continued to be the establishment of profitable commercial operations associated with services designed to electronically measure corrosion in various kinds of piping. The Company's product identifies areas of corrosion on both below ground and above ground pipes. The pulse propagation analyzer consists of a computer, software to enhance collection and processing of data, a precision multi-channel pulse generator and a signal analyzer. During fiscal 1996, the Company began to see rapid progress in the development of its technology and its ability to meet the expectations of potential customers. By that time, the Company had begun to accelerate its efforts and expend more resources to develop its technology faster. Thus, expenses and purchases of equipment have been generally increasing at a faster pace than in prior periods. This trend accelerated in the fiscal year ended June 30, 1997, particularly after completion of the Company's initial public stock offering in February of 1997. The Company believes that it attained technological feasibility of its product with the completion of its research and development activity in a controlled environment in July of 1996. A field demonstration of the Company's service capabilities utilizing its pulse propagation analyzer process was performed for two multinational oil companies at Prudhoe Bay, Alaska in September of 1996. A further demonstration using updated and more sophisticated hardware and software was completed at Prudhoe Bay, Alaska in August of 1997. This work led to an initial commercial contract to test 100 road and caribou crossings, which was completed in July of 1998. During the summer of 2000, the Company tested 372 underground pipes at Prudhoe Bay.

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

RESULTS OF OPERATIONS
---------------------

Years Ended June 30, 2000 and June 30, 1999
-------------------------------------------

        The Company incurred a net loss of $1,390,037 in the year ended June 30, 2000 compared to a net loss of $864,638 in the year ended June 30, 1999. Revenues for the year ended June 30, 2000 were $224,779, which represented a decrease of $58,853, or 21% as compared to revenues of $283,632 for the year ended June 30, 1999. This revenue decrease is primarily the result of reduced demonstration projects. Interest income decreased to $128,868 for the year ended June 30, 2000 from $180,234 for the year ended June 30, 1999. This decrease was the result of declining cash and cash equivalent balances during the year as the Company used such resources to sustain its commercial operations and research and development activities. Expenses for the Company for the year ended June 30, 2000 increased significantly over the year ended June 30, 1999. Total operating expenses of $1,633,509 were recorded in the year ended June 30, 2000 compared to total operating expenses of $1,238,070 for the year ended June 30, 1999. This represents an increase in operating expenses of $395,439 or 32%. The increase in operating expenses for the year ended June 30, 2000 is attributed almost entirely to increased expenditures associated with general and administrative costs, which increased to $1,334,227 for the year ended June 30, 2000 from $923,499 for the year ended June 30, 1999 and reflects the payment of salaries associated with an increase in personnel, including the hiring of a Vice-President in charge of marketing and additional field crew personnel. Additional expenses were incurred in acquiring added office space that is used for data interpretation. Research and development expenses decreased slightly to $299,282 for the year ended June 30, 2000 from $314,571 for the year ended June 30, 1999 and reflects the Company's continued emphasis on refining and expanding the capability of the Company's technology.

        Management believes that both revenues and expenses of the Company will increase substantially during the fiscal year ending June 30, 2001 if it is able to secure additional commercial contracts with customers, of which there is no assurance. Until the fiscal year ended June 30, 1998, the revenues earned by the Company were principally related to research and development activities that were sponsored by large multi-national oil companies and large utilities. These activities included field research and development at such companies' facilities. However, beginning in the fiscal year ended June 30, 1999 and since, most of the Company's revenues were derived from commercial contracts on the North Slope of Alaska. The Company believes that much of its anticipated future revenues will also be derived from commercial contracts, although demonstration projects are expected to provide significant revenues.

        If additional commercial contracts are obtained, management expects its expenditures associated with field personnel and testing equipment will continue to rise. In addition, administrative support activities will increase together with related expenses.


LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has funded operations and investments in equipment through equity financing arrangements. Through June 30, 2000, net proceeds from the sale of common stock totaled approximately $6.6 million.

        At June 30, 2000, the Company had cash and cash equivalents of $1.7 million, a decrease of approximately $1.4 million from cash and cash equivalents of $3.1 million at June 30, 1999. This decrease was due primarily to $1.2 million used in operations and $139,608 used to acquire equipment.

        Management is currently directing the Company's activities towards obtaining additional fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of operations may require alternate sources of financing such equipment. There can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts.

        The Company anticipates that capital will be expended to develop infrastructure to support anticipated future growth. As a result, it is expected that cash will be used in operations and to meet capital expenditure requirements. The Company expects that accounts receivable and contract work-in-progress will continue to increase to the extent revenues rise. Any such increase that occurs at the same or a greater rate than increases in revenue can be expected to reduce cash and cash equivalents. The Company currently has no material commitments for capital expenditures. The Company believes that its current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements for at least the next 12 months. However, additional financing may be required within this time frame and any additional financing, if needed, may not be available on acceptable terms, if at all. The ability to grow, implement business strategies and continue operations may be limited if additional financing is not obtained when necessary.


NEW ACCOUNTING PRONOUNCEMENTS

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure these derivatives at fair value. SFAS 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. This Statement as amended is effective for financial statements for periods beginning after June 15, 2000. The Company does not expect the adoption of this Statement to have a material impact on its financial statements.

        In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin 101 "Revenue Recognition in Financial Statements" ("SAB 101") which the Company expects to adopt no later than the fourth quarter of fiscal 2001. SAB 101 provides guidance on revenue recognition issues. The Company does not expect the adoption of SAB 101 to have a material impact on its financial statements.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 will be effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees". The Company does not expect the adoption of FIN 44 to have a material impact on its financial statements.

        In March 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus on Issue No. 00-02, "Accounting for Web Site Development Costs" which provides guidance on when to capitalize versus expense costs incurred to develop a web site. The consensus for web site development costs is effective July 1, 2000. The Company does not expect this Statement to have a material impact on its financial statements.



Item 7.  Financial Statements.

                           PROFILE TECHNOLOGIES, INC.

                              Financial Statements

                             June 30, 2000 and 1999

                   (With Independent Auditors' Report Thereon)

                           PROFILE TECHNOLOGIES, INC.


                                Table of Contents




                                                                          Page

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

Statements of Cash Flows                                                   F-5

Notes to Financial Statements                                              F-6

                          Independent Auditors' Report



The Board of Directors
Profile Technologies, Inc.:


We have audited the accompanying balance sheet of Profile Technologies, Inc. as of June 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. as of June 30, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

                                     By:  /s/  KPMG LLP
                                          --------------------------------------
                                               KPMG LLP


Seattle, Washington
September 15, 2000



                             PROFILE TECHNOLOGIES, INC.

                                    Balance Sheet

                                    June 30, 2000


Assets

Current assets:
     Cash and cash equivalents                                            $ 1,744,032
     Accounts receivable                                                       14,300
     Contract work-in-progress                                                 69,779
     Prepaid expenses and other current assets                                 46,272
                                                                          -----------
                    Total current assets                                    1,874,383
                                                                          -----------
Equipment, at cost                                                            480,562
     Less accumulated depreciation                                            241,563
                                                                          -----------
                    Net equipment                                             238,999

                                                                          -----------
Patents, net of accumulated amortization of $113,903                          294,084
Other assets                                                                    9,993
                                                                          -----------
                    Total assets                                          $ 2,417,459
                                                                          ===========


                                   Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable - stockholder                                       $     1,178
     Other accounts payable                                                    73,660
     Accrued liabilities                                                      165,697
                                                                          -----------
                    Total current liabilities                                 240,535
                                                                          -----------

Stockholders' equity (deficit):
     Common stock, $0.001 par value.  Authorized 10,000,000 shares;
        issued and outstanding 4,285,092 shares                                 4,285
     Additional paid-in capital                                             7,572,998
     Accumulated deficit                                                   (5,400,359)
                                                                          -----------
                    Total stockholders' equity                              2,176,924

Commitments
                                                                          -----------
                    Total liabilities and stockholders' equity            $ 2,417,459
                                                                          ===========


                See accompanying notes to financial statements.

                                        F-2

                           PROFILE TECHNOLOGIES, INC.

                            Statements of Operations

                       Years ended June 30, 2000 and 1999



                                                         2000           1999
                                                     -----------    -----------

Revenues                                             $   224,779        283,632
Cost of revenues                                         110,175         90,434
                                                     -----------    -----------
                    Gross profit                         114,604        193,198
                                                     -----------    -----------
Costs and expenses:
     Research and development                            299,282        314,571
     General and administrative                        1,334,227        923,499
                                                     -----------    -----------
                    Total costs and expenses           1,633,509      1,238,070
                                                     -----------    -----------
                    Loss from operations              (1,518,905)    (1,044,872)


Interest income                                          128,868        180,234
                                                     -----------    -----------
                    Net loss                         $(1,390,037)      (864,638)
                                                     ===========    ===========
Basic and diluted net loss per share                 $      0.32           0.20
                                                     ===========    ===========

Shares used to calculate basic and diluted net loss
     per share                                         4,283,009      4,273,676
                                                     ===========    ===========


                See accompanying notes to financial statements.



                                           PROFILE TECHNOLOGIES, INC.

                                       Statements of Stockholders' Equity

                                       Years ended June 30, 2000 and 1999



                                                   Common stock        Additional                   Total
                                             -----------------------    paid-in    Accumulated   stockholders'
                                               Shares       Amount      capital      deficit       equity
                                             ----------   ----------   ----------   ----------    ----------

Balances at June 30, 1998                     4,262,600   $    4,263    7,514,145   (3,145,684)    4,372,724

Exercise of common stock purchase warrants       12,492           12       47,613         --          47,625
Net loss                                           --           --           --       (864,638)     (864,638)
                                             ----------   ----------   ----------   ----------    ----------
Balances at June 30, 1999                     4,275,092        4,275    7,561,758   (4,010,322)    3,555,711

Exercise of common stock purchase warrants       10,000           10       11,240         --          11,250
Net loss                                           --           --           --     (1,390,037)   (1,390,037)
                                             ----------   ----------   ----------   ----------    ----------

Balances at June 30, 2000                     4,285,092   $    4,285    7,572,998   (5,400,359)    2,176,924
                                             ==========   ==========   ==========   ==========    ==========


                                See accompanying notes to financial statements.

                                                      F-4




                                          PROFILE TECHNOLOGIES, INC.

                                           Statements of Cash Flows

                                      Years ended June 30, 2000 and 1999


                                                                           2000           1999
                                                                       -----------    -----------
Cash flows from operating activities:
     Net loss                                                          $(1,390,037)      (864,638)
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                   105,645        105,983
           Accounts receivable                                                 806        (15,106)
           Contract work-in-progress                                        17,971        (87,750)
           Prepaid expenses and other current assets                       (21,710)        35,083
           Other assets                                                       --           (6,463)
           Accounts payable - stockholder                                   (6,245)       (14,314)
           Other accounts payable                                           47,834          6,273
           Accrued liabilities                                              77,197        (45,822)
                                                                       -----------    -----------
                    Net cash used in operating activities               (1,168,539)      (886,754)
                                                                       -----------    -----------

Cash flows from investing activities:
     Patents                                                               (99,718)      (104,232)
     Purchase of equipment                                                (139,608)       (83,943)
                                                                       -----------    -----------
                    Net cash used in investing activities                 (239,326)      (188,175)
                                                                       -----------    -----------
Cash flows from financing activities - proceeds from exercise of
     common stock purchase warrants                                         11,250         47,625
                                                                       -----------    -----------
                    Decrease in cash and cash equivalents               (1,396,615)    (1,027,304)

Cash and cash equivalents at beginning of year                           3,140,647      4,167,951
                                                                       -----------    -----------
Cash and cash equivalents at end of year                               $ 1,744,032      3,140,647
                                                                       ===========    ===========


                               See accompanying notes to financial statements.

                                                     F-5

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 2000 and 1999



(1)    Nature of Business and Summary of Significant Accounting Policies


       (a)    Nature of Business

              Profile Technologies, Inc. (Company), was incorporated in 1986 and commenced operations in fiscal year 1989. The Company is in the business of developing and commercializing potential processes for the nondestructive, noninvasive testing of both above ground and buried pipelines for the effectiveness of pipeline cathodic protecting systems and coating integrity. The Company's marketing and development efforts have primarily been focused towards large multinational oil companies. In July 1998, the Company commenced work on its initial commercial contract for corrosion inspection services of pipeline at approximately one hundred road and caribou crossings in Alaska.


       (b)    Contract Revenue Recognition

              Revenue from service contracts primarily relates to testing of industrial pipeline integrity and is recognized on the percentage-of-completion method of contract accounting. Contract revenues earned are measured using either the percentage-of-contract costs incurred to date to total estimated contract costs or, when the contract is based on measurable units of completion, revenue is based on the completion of such units.

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

                                       F-6
                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 2000 and 1999


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

       (f)    Income Taxes

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.


       (g)    Major Customers

              All of the Company's revenues were from five customers for the years ended June 30, 2000 and 1999. Both accounts receivable and contract work-in-progress at June 30, 2000 were from two customers.


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

              Excluded from the computation of diluted loss per share for 2000 are warrants and options to acquire 1,296,000 shares of common stock with a weighted average exercise price of $4.12 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for 1999 are warrants and options to acquire 1,256,000 shares of common stock with a weighted average exercise price of $4.08 because their effect would be antidilutive.

                                      F-7
                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 2000 and 1999


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


       (l)    Financial Instruments and Concentrations of Credit Risk

              Financial instruments which potentially subject the Company to concentrations of credit risk include cash equivalents, accounts receivable, and contract work-in-progress. The fair value of these instruments approximates their financial statements carrying amount. Credit is extended to customers based on an evaluation of their financial condition. The Company does not require any collateral. The Company regularly invests funds in excess of its immediate needs in money market accounts with Citibank (Accounts). Funds invested in these Accounts are uninsured and subject to investment risk. Included with cash and cash equivalents were amounts held in the Accounts totaling $1,738,664 at June 30, 2000. Amounts held in these Accounts are insured up to $100,000 by the Federal Depository Insurance Corporation.

                                      F-8
                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 2000 and 1999


       (m)    Stock-Based Compensation

              The Company accounts for its stock-based employee compensation arrangement in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense under fixed plans would be recorded on the date of grant only if the fair value of the underlying stock at the date of grant exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, requires entities that continue to apply the provisions of APB Opinion No. 25 for transactions with employees to provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied to these transactions.


       (n)    Reclassifications

              Certain reclassifications have been made to the 1999 amounts to conform to the 2000 presentation.


       (o)    Segment Reporting

              The Company operates in one business segment. Revenues consist almost entirely of fees generated from providing testing services. Expenses incurred to date are reported according to their expense category. No further segment segregation is considered meaningful at this time.

              The Company's customers are located in the United States and various foreign countries. Revenues by geographic region are as follows:

                                                  Years ended June 30,
                                                 ---------------------
                                                   2000          1999
                                                 ---------     -------

                         United States           $ 224,779     243,707
                         Saudi Arabia                 --        39,925
                                                 ---------     -------

                                                 $ 224,779     283,632
                                                 =========     =======


       (p)    Liquidity

              The Company has incurred net losses since inception and has limited working capital at June 30, 2000. Management's plan to address this is to focus on obtaining additional fee for service contracts and generate cash flows from operations. If the Company is not successful in obtaining additional contracts or does not generate sufficient cash flows from operations, additional financing may be necessary.

                                      F-9
                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 2000 and 1999




(2)    Related Parties


       (a)    Accounts Payable - Stockholder

              At June 30, 2000, the Company owed $1,178 to a stockholder of the Company for business expenses.


       (b)    Consulting Services and Wages

              Consulting fees were paid to a stockholder of the Company, Dr. John Kuo, totaling approximately $130,000 and $120,000 for the years ended June 30, 2000 and 1999, respectively.


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


(3)    Income Taxes

       Federal income taxes reported by the Company differ from the amount computed by applying the statutory rate due primarily to the valuation allowance on deferred tax assets.

       The tax effect of temporary differences that give rise to significant portions of Federal deferred tax assets are comprised of the following at June 30, 2000:

                  Deferred tax assets:
                  Net operating loss carryforwards          $1,538,000
                  Stock compensation                           292,000
                  Research and experimentation credit
                  carryforwards                                111,000
                                                             ---------

                           Gross deferred tax assets         1,941,000

                  Less valuation allowance                   1,941,000
                                                             ---------

                           Net deferred tax assets          $     --
                                                            ==========

       The net increase in the valuation allowance for deferred tax assets was $481,000 and $351,000 for the years ended June 30, 2000 and 1999, respectively. The increases were primarily due to increases in the amount of net operating loss carryforwards that could not be utilized.

                                      F-10
                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 2000 and 1999



       For Federal income tax purposes, the Company has net operating loss carryforwards at June 30, 2000 available to offset future Federal taxable income, if any, of approximately $4,520,000 which begin to expire in 2003. In addition, the Company has research and experimentation tax credit carryforwards of approximately $111,000 at June 30, 2000 which are available to offset income taxes and begin to expire in 2003.

       The utilization of the tax net operating loss carryforwards may be limited due to ownership changes that have occurred as a result of the sale of common stock.


(4)    Stock-Based Compensation

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

       A summary of warrant-related activity follows:

                                                                  Weighted
                                                  Number of       average
                                                    shares     exercise price
                                                  ---------      ----------
             Outstanding at June 30, 1998         1,140,000       $   3.590

             Grants                                  85,000           7.500
             Exercises                              (15,000)          5.975
             Forfeitures                               --              --
                                                  ---------
             Outstanding at June 30, 1999         1,210,000           3.836

             Grants                                    --              --
             Exercises                              (10,000)          1.125
             Forfeitures                               --              --
                                                  ---------
             Outstanding at June 30, 2000         1,200,000       $   3.860
                                                  =========       =========

                                      F-11
                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 2000 and 1999



       The following is a summary of warrants outstanding, all of which are exercisable, at June 30, 2000:

                                                Weighted-
                                                 average      Weighted
                                                remaining      average
                 Exercise          Number      contractual     exercise
                  prices      outstanding      life (years)     price
              --------------    ---------      ------------   ---------

              $  1.125-1.500      345,000           7.33      $   1.170
                 3.000-3.500      555,000           7.33          3.260
                 7.200-7.500      190,000           7.33          7.330
                       8.400       90,000           7.33          8.400
                      13.500       20,000           7.33         13.500
                                ---------

              $ 1.125-13.500    1,200,000           7.33      $   3.860
              ==============    =========      ============   =========


       A summary of stock option-related activity follows:

                                                          Options outstanding
                                                        ------------------------
                                                                      Weighted
                                           Shares                      average
                                          available     Number of      exercise
                                          for grant       shares        price
                                          ----------    ----------    ----------
           Balance at June 30, 1998            --            --       $     --

           Plan introduction                500,000          --             --
           Grants                           (46,000)       46,000          10.34
                                          ----------    ----------
           Balance at June 30, 1999         454,000        46,000          10.34
           Grants                           (65,000)       65,000           5.92
           Forfeitures                       15,000       (15,000)         10.00
                                          ----------    ----------
           Balance at June 30, 2000         404,000        96,000     $     7.40
                                          ==========    ==========    ==========

                                      F-12
                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 2000 and 1999



       The following is a summary of stock options outstanding, all of which are exercisable at June 30, 2000:

                                                     Weighted-
                                                      average
                                                     remaining
                       Exercise       Number        contractual
                        prices      outstanding     life (years)
                     ------------   -----------     -----------

                     $       5.00       25,000          7.33
                             6.50       40,000          7.33
                            10.50       31,000          7.33
                                    -----------
                     $ 5.00-10.50       96,000          7.33
                     ============   ===========     ===========


       The Company applies APB Opinion No. 25 and related interpretations in accounting for option and warrant grants to employees. Had compensation cost for the Company's option and warrant awards been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                      Years ended June 30,
                                               ------------------------------
                                                  2000                1999
                                               -----------         ----------
                    Net loss:
                        As reported            $ 1,390,037            864,638
                        Pro forma                1,582,970          1,297,229

                    Net loss per share:
                        As reported            $     .32                .20
                        Pro forma                    .37                .30


       The weighted average fair value per share of the warrant grants made during the year ended June 30, 1999, where the exercise price was above the fair value of the underlying stock was $3.68, and the number of warrants was 85,000.

       The weighted average fair value per share of the option grants made during the year ended June 30, 2000, where the exercise price of the underlying stock exceeded the fair value was $2.17, and the number of options was 65,000. The weighted average fair value of the option grants made during the year ended June 30, 1999, where the fair value of the underlying stock equaled the exercise price was $5.07, and the number of options was 46,000.

       The fair value of option and warrant grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal year 2000: expected volatility of 50%, risk-free interest rate of 6.2%, expected lives of 4.5 years, and a 0% dividend yield. The weighted average assumptions used for grants in


                                      F-13
                                                                     (Continued)

                           PROFILE TECHNOLOGIES, INC.

                          Notes to Financial Statements

                             June 30, 2000 and 1999


       fiscal year 1999 are as follows: expected volatility of 50%, risk-free interest rate of 4.7%, expected lives of five years, and a 0% dividend yield.


(5)    Operating Leases

       The Company leases office facilities in various states under operating lease agreements that expire during fiscal year 2000. Future minimum rental payments on operating leases are $39,340 and $38,741 for fiscal years 2001 and 2002, respectively.

       Total rent expense under operating leases was $99,120 and $59,600 during the years ended June 30, 2000 and 1999, respectively.

                                      F-14
                                                                     (Continued)

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         ---------------------

        None

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
        ------------------------------------------------------------------------
        With Section 16(a) of the Exchange Act.
        ---------------------------------------

       The Company will file with the Securities and Exchange Commission a definitive Proxy Statement (the "Proxy Statement") to be distributed in connection with the Company's Annual Meeting of Shareholders to be held on November 17, 2000. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than October 13, 2000. The information required by this Item 9 is incorporated by reference from the Proxy Statement.

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

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2000.

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

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 1999.


                                            PROFILE TECHNOLOGIES, INC.



                                            By:  /s/  G.L. Scott
                                              ---------------------------------
                                                      G.L. SCOTT
                                                      Chief Executive Officer


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                Title                  Date
----------                                -----                  ----
By:  /s/  G.L. SCOTT              Co-Chairman, Principal         Sept. 27, 2000
----------------------------      Executive Officer,
          G.L. SCOTT              Director


By:  /s/  HENRY GEMINO            Co-Chairman, Executive Vice-   Sept. 27, 2000
-----------------------------     President, Chief
          HENRY GEMINO            Operating Officer,
                                  Chief Financial Officer,
                                  Principal Accounting
                                  Officer, Director

By:  /s/  MURPHY EVANS            President, Director            Sept. 27, 2000
-----------------------------
          MURPHY EVANS


By:  /s/  GALE D. BURNETT         Vice-Chairman, Director        Sept. 27, 2000
-----------------------------
          GALE D. BURNETT


By:  /s/  JOHN TSUNGFEN KUO       Vice-Chairman, Director,       Sept. 27, 2000
-----------------------------     Chief Technical Consultant
          JOHN TSUNGFEN KUO


By:  /s/  ALLEN G. REEVES         Director                       Sept. 27, 2000
   --------------------------
          ALLEN G. REEVES


By:  /s/  CHARLES CHRISTENSON     Director                       Sept. 27, 2000
   --------------------------
          CHARLES CHRISTENSON


By:  /s/  WILLIAM A. KRIVSKY      Director                       Sept. 27, 2000
   --------------------------
          WILLIAM A. KRIVSKY