Form 10QSB
period 2000-09-30
PROFILE TECHNOLOGIES INC
filed 2000-11-14
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
                               September 30, 2000

Commission file number 0-21151


                           PROFILE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                          91-1418002
 ----------------------------                           ------------------
(State or other jurisdiction                           (I.R.S. Employer
incorporation or organization)                          Identification No.)


    1077 Northern Blvd., Roslyn, NY                            11576
 --------------------------------------                      --------
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

     There were 4,285,092 shares of common stock outstanding on November 7, 2000.

Transitional Small Business Disclosure Format
(Check one):

Yes   No X
   ---  ---

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         --------------

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

     In order for the Company to realize significant growth in its revenues which, in turn, may lead to profitable operations, the Company must continue to expand its customer base by utilizing its newly hired marketing personnel in an effective manner. The Company must also be able to supply and train additional work crews in sufficient numbers to satisfy the requirements of its customers.

     In the opinion of management, significant progress has been made to date in developing its technologies, gaining credibility with its markets and building its board of directors without spending inordinate sums to achieve these goals.


RESULTS OF OPERATIONS

Quarter Ended September 30, 2000 Compared to the Quarter Ended September 30,
1999.

     The Company had revenues of $246,421 for the quarter ended September 30, 2000 compared to revenues of $140,347 for the quarter ended September 30, 1999. The loss from operations for the quarter ended September 30, 2000 was $186,854, compared to a loss from operations of $240,042 for the quarter ended September 30, 1999. The loss from operations in the quarter ended September 30, 2000 decreased by $53,188 from the comparable quarter ended September 30, 1999 primarily because of increased revenues from the Company's North Slope operations. The operating loss for the quarter ended September 30, 2000 was offset somewhat by interest income in the amount of $22,164 representing interest earned from proceeds of the Company's public stock offering which was completed in February of 1997. This resulted in a net loss of $164,690 for the quarter ended September 30, 2000 compared to a net loss of $204,322 for the quarter ended September 30, 1999. Research and development expenses decreased to

$32,480 for the quarter ended September 30, 2000 compared to $58,636 for the quarter ended September 30, 1999. General and administrative expenses decreased slightly to $250,245 for the quarter ended September 30, 2000 from $252,136 for the quarter ended September 30, 1999.

     Management believes that both revenues and expenses of the Company are likely to increase during the remainder of the fiscal year ending June 30, 2001 compared to the fiscal year ended June 30, 2000 if it is able to secure additional contracts with customers, of which there is no assurance. The revenues earned by the Company to date have often included research and development activities that have been sponsored by large multi-national oil companies and large utilities. These activities included field research and development at such companies' facilities and are likely to continue during the year ending June 30, 2001 and for the foreseeable future. Management is also working towards obtaining additional fee for service contracts that are expected to be the major source of the Company's revenues. If such contracts are obtained, management expects that its expenditures associated with personnel and testing equipment will begin to rise. In addition, as the Company begins to actually provide fee for service work on a larger scale, additional administrative support activities will increase together with related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled $419,851 in the three months ended September 30, 2000 compared to $325,606 for the three months ended September 30, 1999 and the Company expects that additional operating activities will result in cash outflows in the near term while the Company pursues additional commercial contracts, marketing activities, and research and development. Cash outflows from operations are expected to continue at least through the third quarter of the year ending June 30, 2001; no assurances can be given that operational activities will generate positive cash flows thereafter.

     The Company's cash and cash equivalents as of September 30, 2000 were $1,315,224. At September 30, 2000, the Company had working capital of $1,495,785 and no material long-term commitments or material commitments for capital expenditures.

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

     The Company anticipates that capital will be expended to develop infrastructure to support anticipated future growth. As a result, it is expected that cash will be used in operations and to meet capital expenditure requirements. The Company expects that accounts receivable and contract work-in-progress will continue to increase to the extent revenues rise. Any such increase that occurs at the same time or a greater rate than increases in revenue can be expected to reduce cash and cash equivalents. The Company believes that its current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements through fiscal 2001. However, additional financing, if needed, may not be available on acceptable terms, if at all. The ability to grow, implement business strategies and continue operations may be limited if additional financing is not obtained when needed.

                           PROFILE TECHNOLOGIES, INC.

                            Condensed Balance Sheets
                                   (unaudited)


================================================================================


                                                     September 30,    June 30,
                                                        2000            2000
================================================================================
                                     Assets
                                     ------
Current assets:
       Cash and cash equivalents                     $ 1,315,224    $ 1,744,032
       Accounts receivable                                 6,800         14,300
       Contract work-in-progress                         316,200         69,779
       Prepaid expenses and other current assets          25,361         46,272
                                                     -----------    -----------
             Total current assets                      1,663,585      1,874,383

Equipment, net                                           230,520        238,999
Patents, net                                             275,936        294,084
Other assets                                               9,993          9,993
                                                     -----------    -----------
             Total assets                            $ 2,180,034    $ 2,417,459
                                                     ===========    ===========


                      Liabilities and Stockholders' Equity


Current liabilities:
       Accounts payable - stockholder                $     1,178    $     1,178
       Other accounts payable                             25,925         73,660
       Accrued liabilities                               140,697        165,697
                                                     -----------    -----------
             Total current liabilities                   167,800        240,535

Stockholders' equity:
       Common stock, $0.001 par value
        Authorized 10,000,000 shares; issued
        and outstanding 4,285,092 shares at
        September 30, 2000 and June 30, 2000               4,285          4,285
       Additional paid-in-capital                      7,572,998      7,572,998
       Accumulated deficit                            (5,565,049)    (5,400,359)
                                                     -----------    -----------
             Total stockholders' equity                2,012,234      2,176,924

================================================================================
             Total liabilities and stockholders'
             equity                                  $ 2,180,034    $ 2,417,459
                                                     ===========    ===========
================================================================================

            See accompanying notes to condensed financial statements

                           PROFILE TECHNOLOGIES, INC.

                       Condensed Statements of Operations
                                   (unaudited)

================================================================================
                                                   For the Three months ended
                                                           September 30,
                                                   --------------------------
                                                       2000             1999
================================================================================


Revenue                                            $   246,421      $   140,347
                                                   -----------      -----------
Cost of revenue                                        150,550           69,617
                                                   -----------      -----------
       Gross profit                                     95,871           70,730
                                                   -----------      -----------
Research and development                                32,480           58,636
Selling, general and administrative                    250,245          252,136
                                                   -----------      -----------
       Total operating expenses                        282,725          310,772
                                                   -----------      -----------
       Loss from operations                           (186,854)        (240,042)
                                                   -----------      -----------
Interest income                                         22,164           35,720
                                                                    -----------
       Net loss                                    $  (164,690)     $  (204,322)
                                                   -----------      -----------
Basic and diluted net loss per share                     (0.04)           (0.05)
Shares used to calculate basic and
      diluted net loss per share                     4,285,092        4,279,259
================================================================================

            See accompanying notes to condensed financial statements



                                   PROFILE TECHNOLOGIES, INC.
                               Condensed Statements of Cash Flows
                                        (unaudited)

=========================================================================================

                                                               For the Three Months ended
                                                                       September 30.
                                                               --------------------------
                                                                   2000            1999
=========================================================================================

Cash flows from operating activities:
       Net loss                                                $  (164,690)   $  (204,322)
       Adjustments to reconcile net loss to net cash used in
          operating activities:
              Depreciation and amortization                         35,584         32,640
              Changes in assets and liabilities:
                 Accounts receivable                                 7,500         15,106
                 Contract work-in-progress                        (246,421)      (140,347)
                 Accounts receivable/payable - stockholder            --           (4,133)
                 Prepaid expenses and other current assets          20,911         (6,658)
                 Other accounts payable                            (47,735)        (8,001)
                 Accrued liabilities                               (25,000)        (9,891)
                                                               -----------    -----------
                    Net cash used in operating activities         (419,851)      (325,606)
                                                               -----------    -----------
Cash flows from investing activities:
       Patents                                                        --           (1,608)
       Purchase of equipment                                        (8,957)       (23,213)
                                                               -----------    -----------
                    Net cash used in investing activities           (8,957)       (24,821)
                                                               -----------    -----------
Net cash flows provided by financing activities - Proceeds
       from exercise of common stock purchase warrants                --            5,625
                                                               -----------    -----------

                    Decrease in cash and cash equivalents         (428,808)      (344,802)


Cash and cash equivalents at beginning of the period             1,744,032      3,140,647
                                                               -----------    -----------
Cash and cash equivalents at end of the period                 $ 1,315,224    $ 2,795,845
                                                               ===========    ===========

=========================================================================================

                    See accompanying notes to condensed financial statements



                           PROFILE TECHNOLOGIES, INC.
                                     9/30/00
                     Notes to Condensed Financial Statements



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

2.       Basis of Presentation

The unaudited interim condensed financial statements and related notes of the Company have been prepared pursuant to the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such instructions. The condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the annual report on form 10-KSB for the year ended June 30, 2000 (filed September 28, 2000). The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Excluded from the computation of diluted loss per share for the three months ended September 30, 2000 are options and warrants to acquire 1,331,000 shares of common stock with a weighted-average exercise price of $4.12 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for the three months ended September 30, 1999 are options and warrants to acquire 1,251,000 shares of common stock with a weighted-average exercise price of $4.09 because their effect would be antidilutive.


4.       New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. The Statement requires that entities recognize all these derivatives at fair value. SFAS 133 also specifies a new method of accounting for hedging transactions, prescribes the type of items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting. The Company adopted SFAS 133 on July 1, 2000. The adoption of this statement did not have a material impact on the financial statements.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" ("SAB 101") SAB 101 provides guidance on revenue recognition issues. The Company adopted SAB 101 on July 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

In March 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). This interpretation provides guidance for applying APB Opinion No. 25 "Accounting for Stock Issued to Employees." The Company adopted FIN 44 on July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial statements.

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


                                           PROFILE TECHNOLOGIES, INC.
                                                   (Registrant)


Date: November 8, 2000                     By:  /s/  Henry Gemino
                                              ---------------------------------
                                                     Henry Gemino
                                                     Chief Executive Officer
                                                     Chief Financial Officer