Form 10QSB
period 2000-12-31
PROFILE TECHNOLOGIES INC
filed 2001-02-14
CIK 1014653

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[ x ]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended December 31, 2000
                                                 ----------------------

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                EXCHANGE ACT
                  For the transition period from _____________ to ______________

                                        0-21151
              Commission file number _________________________

                           PROFILE TECHNOLOGIES, INC.
        _______________________________________________________________
       (Exact name of small business issuer as specified in its charter)

              DELAWARE                                    91-1418002
________________________________________       ________________________________
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

    1077 Northern Blvd., Roslyn, NY                          11576
________________________________________              ___________________
(Address of principal executive offices)                   (Zip Code)

                                    516-365-1909
                                  ________________
                            (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the part 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On February 13, 2001, there were 4,285,092 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [__] No [ X ]

      PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                PROFILE TECHNOLOGIES, INC.

                                 Condensed Balance Sheets
                                        (unaudited)

                                                                                         December 31,                June 30,
                                                                                             2000                      2000
                                                      Assets
Current assets:

        Cash and cash equivalents                                                         $ 1,118,158               $ 1,744,032
        Accounts receivable                                                                   144,300                    14,300
        Contract work-in-progress                                                                  --                    69,779
        Prepaid expenses and other current assets                                               9,086                    46,272
                                                                                          -----------               -----------
              Total current assets                                                          1,271,544                 1,874,383

Equipment, net                                                                                220,194                   238,999
Patents, net                                                                                  257,788                   294,084
Other assets                                                                                    9,993                     9,993
                                                                                          -----------               -----------
              Total assets                                                                $ 1,759,519               $ 2,417,459
                                                                                          ===========               ===========

                           Liabilities and Stockholders' Equity


Current liabilities:
        Accounts payable--stockholder                                                     $        --                   $ 1,178
        Other accounts payable                                                                 25,925                    73,660
        Accrued liabilities                                                                   146,149                   165,697
                                                                                          -----------               -----------
              Total current liabilities                                                       172,074                   240,535

Stockholders' equity:
        Common stock, $0.001 par value.  Authorized 10,000,000 shares; issue and outstanding 4,285,092 shares at December 31, 2000
              and June 30, 2000                                                                 4,285                     4,285
        Additional paid-in-capital                                                          7,579,414                 7,572,998
        Accumulated deficit                                                                (5,996,254)               (5,400,359)
                                                                                          -----------               -----------
              Total stockholders' equity                                                    1,587,445                 2,176,924

              Total liabilities and stockholders' equity                                  $ 1,759,519               $ 2,417,459
                                                                                          ===========               ===========




           See accompanying notes to condensed financial statements.

                          PROFILE TECHNOLOGIES, INC.

                      Condensed Statements of Operations
                                  (unaudited)

                                                         For the Three months ended               For the Six months ended
                                                                December 31,                            December 31,
                                                       ------------------------------          ------------------------------
                                                          2000                1999                2000                1999
                                                       ----------          ----------          ----------          ----------
Revenue                                                $   31,329          $    1,903          $  277,750          $  142,250
                                                       ----------          ----------          ----------          ----------
Cost of revenue                                           102,989               1,244             253,539              70,861
                                                       ----------          ----------          ----------          ----------
        Gross profit (loss)                               (71,660)                659              24,211              71,389
                                                       ----------          ----------          ----------          ----------
Research and development                                   93,741              91,516             126,221             150,152
Selling, general and administrative                       283,469             330,033             533,714             582,169
                                                       ----------          ----------          ----------          ----------
        Total operating expenses                          377,210             421,549             659,935             732,321
                                                       ----------          ----------          ----------          ----------
        Loss from operations                             (448,870)           (420,890)           (635,724)           (660,932)
                                                       ----------          ----------          ----------          ----------
Interest income                                            17,665              32,842              39,829              68,562
                                                       ----------          ----------          ----------          ----------
        Net loss                                       $ (431,205)         $ (388,048)         $ (595,895)         $ (592,370)
                                                       ----------          ----------          ----------          ----------
Basic and diluted net loss per share                        (0.10)              (0.09)              (0.14)              (0.14)

Shares used to calculate basic and
        diluted net loss per share                      4,285,092           4,282,592           4,285,092           4,280,925
                                                       ==========          ==========          ==========          ==========


           See accompanying notes to condensed financial statements.

                          PROFILE TECHNOLOGIES, INC.

                      Condensed Statements of Cash Flows
                                 (unaudited)


                                                                                        For the Six Months ended
                                                                                               December 31,

                                                                                         2000                1999
Cash flows from operating activities:
        Net loss                                                                      $ (595,895)         $ (592,370)
        Adjustments to reconcile net loss to net cash used in
            operating activities:
               Depreciation and amortization                                              71,631              66,873
               Stock compensation expense                                                  6,416                  --
               Changes in assets and liabilities:
                   Accounts receivable                                                  (130,000)              5,806
                   Contract work-in-progress                                              69,779              87,750
                   Accounts receivable/payable-stockholder                                (1,178)             (6,245)
                   Prepaid expenses and other current assets                              37,186               4,128
                   Other accounts payable                                                (47,735)             (1,563)
                   Accrued liabilities                                                   (19,548)             10,645
                                                                                     -----------         -----------

                       Net cash used in operating activities                            (609,344)           (424,976)
                                                                                     -----------         -----------

Cash flows from investing activities:
        Patents                                                                               --              (4,717)
        Purchase of equipment                                                            (16,530)            (54,843)
                                                                                     -----------         -----------

                       Net cash used in investing activities                             (16,530)            (59,560)
                                                                                     -----------         -----------
Net cash flows provided by financing activities--Proceeds
        from exercise of common stock purchase warrants                                       --              11,250
                                                                                     -----------         -----------

                       Decrease in cash and cash equivalents                            (625,874)           (473,286)

Cash and cash equivalents at beginning of the period                                   1,744,032           3,140,647
                                                                                     -----------         -----------
Cash and cash equivalents at end of the period                                       $ 1,118,158         $ 2,667,361
                                                                                     ===========         ===========


           See accompanying notes to condensed financial statements.

PROFILE TECHNOLOGIES, INC.

                                   12/31/00
                    Notes to Condensed Financial Statements


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

2.       Basis of Presentation

The unaudited interim condensed financial statements and related notes of the Company have been prepared pursuant to the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to such instructions. The condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the annual report on form 10-KSB for the year ended June 30, 2000 (filed September 28, 2000). The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Excluded from the computation of diluted loss per share for the three and six months ended December 31, 2000 are options and warrants to acquire 1,381,000 shares of common stock with a weighted-average exercise price of $4.19 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for the three and six months ended December 31, 1999 are options and warrants to acquire 1,246,000 shares of common stock with a weighted-average exercise price of $4.10 because their effect would be antidilutive.


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

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

     In order for the Company to realize significant growth in its revenues which, in turn, may lead to profitable operations, the Company must continue to expand its customer base. In that regard, the Company has recently stepped up its efforts to market its services to natural gas pipelines and distributors. The Company must also be able to supply and train additional work crews in sufficient numbers to satisfy the requirements of its customers. Finally, as new contracts are obtained, the Company must be able to expand its capacity to interpret data, either through software improvements or by hiring additional data interpretation personnel.

     In the opinion of management, significant progress has been made to date in developing its technologies, gaining credibility with its markets and building its board of directors without spending inordinate sums to achieve these goals. Gaining acceptance in the corrosion risk management program of refiners, chemical manufacturers and natural gas utilities and pipelines has proven to be a complex and time-consuming process. Accordingly, the Company's losses have extended from the time it became a public company in 1997 until the present. Neverthless, acceptance of the Company's technology continues to grow, and, although there can be no assurance, the Company believes that it is possible to achieve widespread acceptance of its technology, particularly in the present day environment of increasing governmental regulation of pipeline safety.

RESULTS OF OPERATIONS

Quarter Ended December 31, 2000 Compared to the Quarter Ended December 31,1999.

     The Company had revenues of $31,329 for the quarter ended December 31, 2000 compared to revenues of $1,903 for the quarter ended December 31, 1999. The cost of revenue increased to $102,989 for the quarter ended December 31, 2000 compared to just $1,244 for the quarter ended December 31, 1999. This increase resulted from the hiring of additional personnel in anticipation of increased work on the North Slope in Alaska. The loss from operations for the quarter ended September 30, 2000 was $448,870 compared to a loss from operations of $420,890 for the quarter ended December 31, 1999. The loss from operations in the quarter ended December 31, 2000 increased by $27,980 from the comparable quarter ended December 31, 1999 primarily because the Company increased the amount of field and operations personnel. The operating loss for the quarter ended December 31, 2000 was offset somewhat by interest income in the amount of $17,665 representing interest earned from proceeds of the Company's public stock offering which was completed in February of 1997. This resulted in a net loss of $431,205 for the quarter ended December 31, 2000 compared to a net loss of $388,048 for the quarter ended December 31, 1999. Research and development expenses increased to $93,741 for the quarter ended December 31, 2000 from $91,516 for the quarter ended December 31, 1999. General and administrative expenses decreased to $283,469 for the quarter ended December 31, 2000 from $330,033 for the quarter ended December 31, 1999. Expenses decreased in 2000 as a result of the Company incurring more recruiting and training expenses in 1999.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31,
1999.

      Revenues increased to $277,750 for the six months ended December 31, 2000 compared to $142,250 for the six months ended December 31, 1999 as a result of expanded work in the North Slope of Alaska. Revenues in the six months ended December 31, 2000 were derived predominantly from work performed on the North Slope. During the period work was also performed for a refiner and a natural gas utility. Cost of revenue increased to $253,539 for the six months ended December 31, 2000 compared to $70,861 for the six months ended December 31, 1999. Research and development expenses for the six months ended December 31, 2000 decreased to $126,221 from

$150,152 for the six months ended December 31, 1999, a decrease of $23,931. Selling, general and administrative expenses decreased to $533,714 for the six months ended December 31, 2000 from $582,169 for the six months ended December 31, 1999, primarily as a result of certain of the Company's employees working on more revenue generating projects. Loss from operations decreased to $635,724 for the six months ended December 31, 2000 compared to $660,932 for the six months ended December 31, 1999. Interest income decreased to $39,829 for the six months ended December 31, 2000 down from $68,562 for the six months ended December 31, 1999. This resulted in a net loss of $595,895 for the six months ended December 31, 2000 compared to a net loss of $592,370 for the six months ended December 31, 1999.

     Management believes that both revenues and expenses of the Company are likely to increase during the remainder of the fiscal year ending June 30, 2001 compared to the fiscal year ended June 30, 2000 if it is able to secure additional contracts with customers, of which there is no assurance. The revenues earned by the Company to date have often included research and development activities that have been sponsored by large multi-national oil companies and large utilities. These activities included field demonstrations at such companies' facilities and are likely to continue during the year ending June 30, 2001 and for the foreseeable future. Management is also working towards obtaining additional fee for service contracts that are expected to be the major source of the Company's revenues. If such contracts are obtained, management expects that its expenditures associated with personnel and testing equipment will begin to rise. In addition, as the Company begins to actually provide fee for service work on a larger scale, additional administrative support activities will increase together with related expenses.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities totaled $609,344 in the six months ended December 31, 2000 compared to $424,976 for the six months ended December 31, 1999. The Company expects that additional operating activities will result in cash outflows in the near term while the Company pursues additional commercial contracts, marketing activities, and research and development. Cash outflows from operations are expected to continue at least through the third quarter of the year ending June 30, 2001. No assurances can be given that operational activities will generate positive cash flows thereafter.

     The Company's cash and cash equivalents as of December 31, 2000 were $1,118,158. At December 31, 2000, the Company had working capital of $1,099,470 and no material long-term commitments or material commitments for capital expenditures.

     Management is currently directing the Company's activities towards obtaining additional fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of operations may require alternate sources of financing such equipment. There can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts. At the present time the Company anticipates that it might need one additional crew to service future contracts, but it cannot be certain until contract negotiations are complete. That contracting process should occur in late February or early March 2001, but there can be no assurance that such negotiations will be successfully completed.

      The Company anticipates that capital will be expended to develop infrastructure to support anticipated future growth. As a result, it is expected that cash will be used in operations and to meet capital expenditure requirements. The Company expects that accounts receivable and contract work-in-progress will continue to increase to the extent revenues rise. Any such increase that occurs at the same time or a greater rate than increases in revenue can be expected to reduce cash and cash equivalents. The Company believes that its current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements through fiscal 2001. However, additional financing, if needed, may not be available on acceptable terms, if at all. The ability to raise additional capital could be affected by the fact that the Company does not meet one of the NASDAQ SmallCap Market's continued listing requirements i.e., the $2 million in net tangible asset requirement. By increasing its contract revenues and/or raising additional capital, the Company will attempt to return to compliance with this standard. However, there is no assurance that it will be able to do so. The Company's ability to grow, implement business strategies and continue operations may be limited if additional financing on acceptable terms or increased revenues are not obtained.

FORWARD-LOOKING STATEMENTS

      The provisions of the Private Securities Litigation Reform Act of 1995 (the "Act") provide companies with a "safe harbor" when making forward-looking statements. This "safe harbor" encourages companies to provide prospective information about their companies without the fear of litigation. Statements that are not historical facts, including statements about management's expectations, beliefs, plans and objectives for fiscal year 2001 and beyond are forward looking statements (as such term is defined in the Act) and involve various risks and uncertainties, including the risks associated with starting new businesses. Factors that could cause the Company's actual results to differ materially from management's projections, forecasts, estimates and expectations include, but are not limited to the following:

 .  lack of availability/access to capital;
 .  inability of the Company to retain certain key employees;
 .  inability of the Company to increase its customer base;
 .  inability to hire and train additional work crews if customer demand requires it;
 .  certain competitive factors including if the Company's technology becomes obsolete; and
 .  inability to develop infrastructure to support future growth.

     PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2. Changes in Securities.

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

  (a) The annual meeting of the Company's shareholders was held on November 17, 2000.

  (b) At such annual meeting, the stockholders of the Company elected G. L. Scott, Henry Gemino, Murphy Evans, John Tsungfen Kuo, Allen G. Reeves, Charles Christenson and William A, Krivsky as directors for one-year terms. The elections were approved by the following votes:

Directors                              For                    Withheld
----------------------------------------------------------------------
G. L. Scott                            3,671,885               181,630
----------------------------------------------------------------------
Henry Gemino                           3,624,239               229,276
----------------------------------------------------------------------
Murphy Evans                           3,677,185               176,330
----------------------------------------------------------------------
John Tsungfen Kuo                      3,715,135               138,380
----------------------------------------------------------------------
Allen G. Reeves                        3,673,785               179,730
----------------------------------------------------------------------
Charles Christenson                    3,792,335                61,180
----------------------------------------------------------------------
William A. Krivsky                     3,792,335                61,180
----------------------------------------------------------------------


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

                                              PROFILE TECHNOLOGIES, INC.
                                              ---------------------------------
                                              (Registrant)

Date: February 14, 2001                       /s/  Henry Gemino
                                              ---------------------------------
                                              Henry Gemino
                                              Chief Executive Officer;
                                              Chief Financial Officer