Form 10QSB
period 2001-03-31
PROFILE TECHNOLOGIES INC
filed 2001-05-15
CIK 1014653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)
               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
 [X]           SECURITIES EXCHANGE ACT OF 1934
                                                       March 31, 2001
                    For the quarterly period ended ----------------------


               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
 [_]           EXCHANGE ACT
                    For the transition period from __________to __________

                                                 0-21151
               Commission file number -------------------------

                           PROFILE TECHNOLOGIES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               DELAWARE                                 91-1418002
----------------------------------             ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

 1077 Northern Blvd., Roslyn, NY                                   11576
---------------------------------------                     --------------------
(Address of principal executive offices)                         (Zip Code)

                                     516-365-1909
                                  ----------------
                              (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the part 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X     No
                                                              ---       ___
Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 10, 2001, there were 4,285,092 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.


                           PROFILE TECHNOLOGIES, INC.

                            Condensed Balance Sheets
                                   (unaudited)

============================================================================================================================


                                                                                            March 31,             June 30,
                                                                                              2001                  2000
============================================================================================================================

                                    Assets
                                    ------
Current assets:
       Cash and cash equivalents                                                       $    797,526            $ 1,744,032
       Accounts receivable                                                                   34,300                 14,300
       Contract work-in-progress                                                                  -                 69,779
       Prepaid expenses and other current assets                                             49,981                 46,272
                                                                                       ------------            -----------
             Total current assets                                                           881,807              1,874,383

Equipment, net                                                                              221,837                238,999
Patents, net                                                                                251,640                294,084
Other assets                                                                                 10,143                  9,993
                                                                                       ------------            -----------
             Total assets                                                              $  1,365,427            $ 2,417,459
                                                                                       ============            ===========


                     Liabilities and Stockholders' Equity
                     ------------------------------------
Current liabilities:
       Accounts payable - stockholder                                                  $          -            $     1,178
       Other accounts payable                                                                44,285                 73,660
       Accrued liabilities                                                                  113,251                165,697
                                                                                       ------------            -----------
             Total current liabilities                                                      157,536                240,535

Stockholders' equity:
       Common stock, $0.001 par value.  Authorized 10,000,000 shares; issued and outstanding 4,285,092 shares at March 31, 2001 and
             June 30, 2000                                                                    4,285                  4,285
       Additional paid-in-capital                                                         7,579,414              7,572,998
       Accumulated deficit                                                               (6,375,808)            (5,400,359)
                                                                                       ------------            -----------
             Total stockholders' equity                                                   1,207,891              2,176,924

============================================================================================================================

             Total liabilities and stockholders' equity                                $  1,365,427            $ 2,417,459
                                                                                       ============            ===========
============================================================================================================================

           See accompanying notes to condensed financial statements.

                          PROFILE TECHNOLOGIES, INC.

                      Condensed Statements of Operations
                                  (unaudited)

============================================================================================================================


                                                            Three months ended                   Nine months ended
                                                                  March 31,                           March 31,
                                                    -------------------------------------------------------------------------

                                                          2001              2000              2001              2000
=============================================================================================================================
Revenue                                                    $   27,500        $    5,250      $    305,250      $    147,500
                                                    -------------------------------------------------------------------------

Cost of revenue                                                73,577               985           327,116            71,846
                                                    -------------------------------------------------------------------------

       Gross profit (loss)                                    (46,077)            4,265           (21,866)           75,654
                                                    -------------------------------------------------------------------------

Research and development                                       97,389            69,096           223,610           219,248
Selling general and administrative                            249,725           391,486           783,439           973,655
                                                    -------------------------------------------------------------------------

       Total operating expenses                               347,114           460,582         1,007,049         1,192,903
                                                    -------------------------------------------------------------------------

       Loss from operations                                  (393,191)         (456,317)       (1,028,915)       (1,117,249)
                                                    -------------------------------------------------------------------------

Interest income                                                13,637            32,265            53,466           100,827
                                                    -------------------------------------------------------------------------

       Net loss                                            $ (379,554)       $ (424,052)     $   (975,449)     $ (1,016,422)
                                                    -------------------------------------------------------------------------

Basic and diluted net loss per share                            (0.09)            (0.10)            (0.23)            (0.24)

Shares used to calculate basic and
       diluted net loss per share                           4,285,092         4,285,092         4,285,092         4,282,314
=============================================================================================================================

                          PROFILE TECHNOLOGIES, INC.

                      Condensed Statements of Cash Flows
                                  (unaudited)

=============================================================================================================================



                                                                                                 Nine months ended
                                                                                                     March 31,
                                                                                        -----------------------------------

                                                                                              2001              2000
===========================================================================================================================
Cash flows from operating activities:
       Net loss                                                                              $   (975,449)    $ (1,016,422)
       Adjustments to reconcile net loss to net cash used in
          operating activities:
              Depreciation and amortization                                                       111,746           63,228
              Stock compensation expense                                                            6,416                -
              Changes in assets and liabilities:
                 Accounts receivable                                                              (20,000)           3,056
                 Contract work-in-progress                                                         69,779           87,750
                 Accounts receivable/payable - stockholder                                         (1,178)          (6,245)
                 Prepaid expenses and other assets                                                 (3,859)         (33,872)
                 Other accounts payable                                                           (29,375)          31,251
                 Accrued liabilities                                                              (52,446)         (31,025)
                                                                                              -----------      -----------

                    Net cash used in operating activities                                        (894,366)        (902,279)
                                                                                              -----------      -----------

Cash flows from investing activities:
       Patents                                                                                    (15,000)         (29,718)
       Purchase of equipment                                                                      (37,140)         (61,045)
                                                                                              -----------      -----------

                    Net cash used in investing activities                                         (52,140)         (90,763)
                                                                                              -----------      -----------

Net cash flows provided by financing activities - Proceeds
       from exercise of common stock purchase warrants                                                  -           11,250
                                                                                              -----------      -----------


                    Decrease in cash and cash equivalents                                        (946,506)        (981,792)

Cash and cash equivalents at beginning of the period                                            1,744,032        3,140,647
                                                                                              -----------      -----------

Cash and cash equivalents at end of the period                                                $   797,526      $ 2,158,855
                                                                                              ===========      ===========

===========================================================================================================================

           See accompanying notes to condensed financial statements.

PROFILE TECHNOLOGIES, INC.
                                    3/31/01
                    Notes to Condensed Financial Statements



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

2.       Basis of Presentation

The unaudited interim condensed financial statements and related notes of the Company have been prepared pursuant to the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such instructions. The condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 2000 (filed September 28, 2000). The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2001 are options and warrants to acquire 1,381,000 shares of common stock with a weighted-average exercise price of $4.19 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2000 are options and warrants to acquire 1,246,000 shares of common stock with a weighted-average exercise price of $4.10 because their effect would be antidilutive.


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

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

        Since its inception in 1988, Profile Technologies, Inc. (the "Company"), a Delaware corporation, has been engaged in the business of researching and developing a high speed scanning process, which is nondestructive and noninvasive, to remotely test buried and insulated pipelines for corrosion. The Company's electromagnetic wave inspection process, referred to as EMW, is a patented process of analyzing the waveforms of electrical impulses in a way that extracts point-to-point information along a segment of pipeline to illustrate the integrity of the entire pipeline. This process involves sending an electrical pulse along the pipe being tested from each of two locations toward varying intersecting points between the two locations. At least one of the modified pulses is analyzed to determine whether an anomaly exists at the intersecting location.

        This process is designed to detect external corrosion of pipelines without the need for taking the line out of service, physically removing the insulation, or uncovering the pipe, and then visually inspecting the outside of the pipe for corrosion. Often the Company can inspect the pipelines by using various access points to the pipeline that already exist for other reasons. Where such access is not already available, the Company's technology permits inspection of pipelines with only a very minimal amount of disturbance of the covering or insulation that is present on the pipeline. Finally, the Company's technology permits an inspection of the entire pipeline, as opposed to other technologies which only conduct inspections at the points selected for the testing.

Revenue

        We derive revenue solely form the sale of the EMW inspection service. Revenue during the three and nine month periods ended March 31, 2001 was generated from a limited number of customers. The Company relies upon several employees, including the Chief Executive Officer, the Chief Operating Officer and the Vice President - Field Operations, for the Company's sales functions. The Company relies solely upon the employees of the Company to conduct its sales activities.

Marketing

        The Company's sales and marketing strategy includes positioning the Company's EMW as the method of choice to detect pipeline corrosion where the pipelines are either inaccessible to other inspection tools or much more costly to inspect with tools other than Profile's EMW inspection. The Company does not have a designated sales force, but currently relies upon several employees, including the Chief Executive Officer, the Chief Operating Officer and the Vice President - Field Operations, for the Company's sales functions. The Company has not advertised to date.

Results of Operations

        Revenue increased to $27,500 for the three months and to $305,250 for the nine months ended March 31, 2001, compared to $5,250 for the three months and to $147,500 for the nine months ended March 31, 2000. Revenue includes fees for testing services and fees for field demonstrations sponsored by large multi-national oil companies and large utilities. These increases were due to increased work on the North Slope in Alaska as well as an increase in the number of field demonstrations.

        Cost of revenue increased to $73,577 for the three months and to $327,116 for the nine months ended March 31, 2001, compared to $985 for the three months and to $71,846 for the nine months ended March 31, 2000. These increases were primarily due to the hiring of additional personnel in anticipation of increased work on the North Slope in Alaska.

        Research and development expenses increased to $97,389 for the three months and to $223,610 for the nine months ended March 31, 2001, compared to $69,096 for the three months and to $219,248 for the nine months ended March 31, 2000. These increases were due primarily to increased development efforts on the Company's technologies.

        Selling general and administrative expenses decreased to $249,725 for the three months and to $783,439 for the nine months ended March 31, 2001, compared to $391,486 for the three months and $973,655 for the nine months ended March 31, 2000. These decreases were primarily the result of certain of the Company's employees working on more revenue generating projects.

        Loss from operations decreased to a deficit of $393,191 for the three months and to a deficit of $1,028,915 for the nine months ended March 31, 2001 compared to a deficit of $456,317 for the three months and to a deficit of $1,117,249 for the nine months ended March 31, 2000. The decrease in the loss from operations is primarily due to increased revenue from testing services and field demonstrations, partially offset by an increase in expenses associated with hiring additional field personnel.

        Interest income decreased to $13,637 for the three months and $53,466 for the nine months ended March 31, 2001, down from $32,265 for the three months and $100,827 for the nine months ended March 31, 2000. The decrease in interest income is due to a decrease in cash and cash equivalents.

Liquidity and Capital Resources

        The Company has suffered recurring losses from operations and had an accumulated deficit of $6,375,808 as of March 31, 2001. Net cash flows used in operating activities was $894,366 for the nine months ended March 31, 2001. The Company expects that additional operating activities will result in cash outflows in the near term while the Company pursues additional commercial contracts, marketing activities, and research and development. Cash outflows from operations are expected to continue at least through the fourth quarter ending June 30, 2001. No assurances can be given that operational activities will generate positive cash flows thereafter. The Company anticipates seeking additional financing by the sale of common stock in the next 12 months to provide additional working capital.

        At March 31, 2001, the Company has cash and cash equivalents of $797,526, working capital of $724,271 and no material long-term commitments or material commitments for capital expenditures.

        Management believes that both revenues and expenses of the Company are likely to increase during the remainder of the fiscal year ending June 30, 2001 compared to the fiscal year ended June 30, 2000 if it is able to secure additional contracts with customers, of which there is no assurance. The revenues earned by the Company to date have often included research and development activities that have been sponsored by large multi-national oil companies and large utilities. These activities included field demonstrations at such companies' facilities and are likely to continue during the year ending June 30, 2001 and for the foreseeable future. Management is also working towards obtaining additional fee for service contracts that are expected to be the major source of the Company's revenues. If such contracts are obtained, management expects that its expenditures associated with personnel and testing equipment will begin to rise. In addition, as the Company begins to actually provide fee for service work on a larger scale, additional administrative support activities will increase together with related expenses. If the Company is not able to obtain such contracts, additional financing will be needed to provide additional working capital.

        Management is currently directing the Company's activities towards obtaining additional fee for service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of operations may require alternate sources of financing such equipment. There can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts. At the present time the Company anticipates that it might need one additional crew to service future contracts, but it cannot be certain until contract negotiations are complete. That contracting process should occur in the fourth quarter ending June 2001, but there can be no assurance that such negotiations will be successfully completed.

        The Company anticipates that capital will be expended to develop infrastructure to support anticipated future growth. As a result, it is expected that cash will be used in operations and to meet capital expenditure requirements. The Company expects that accounts receivable and contract work-in-progress will continue to increase to the extent revenues rise. Any such increase that occurs at the same time or a greater rate than increases in revenue can be expected to reduce cash and cash equivalents. The Company believes that its current cash and cash equivalents will be sufficient to meet working capital and capital expenditure requirements through fiscal 2001. While the Company anticipates seeking additional financing in the next 12 months by the sale of common stock, additional financing may not be available on acceptable terms, if at all. The ability to raise additional capital could be affected by the fact that the Company does not meet one of the NASDAQ SmallCap Market's continued listing requirements (i.e., the $2 million in net tangible asset requirement). By increasing its contract revenues and/or raising additional capital, the Company will attempt to return to compliance with this standard. However, there is no assurance that it will be able to do so. The Company's ability to grow, implement business strategies and continue operations may be limited if additional financing on acceptable terms or increased revenues are not obtained.

FORWARD-LOOKING STATEMENTS

        Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report and in the Company's periodic filings with the Securities and Exchange Commission constitute forward-looking statements. These statements involve known and unknown risks, significant uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

        In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "could," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology.

        The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that the Company will market and provide products and services on a timely basis, that there will be no material adverse competitive or technological change in condition of the Company's business, that demand for the Company's products and services will significantly increase, that the Company's executive officers will remain employed as such by the Company, that the Company's forecasts accurately anticipate market demand and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company or its customers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements.

        PART II-- OTHER INFORMATION

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

               None.

        (b)    Reports on Form 8-K

               None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PROFILE TECHNOLOGIES, INC.
                                            -------------------------
                                            (Registrant)


Date: May 15, 2001                          /s/ Henry Gemino
                                            ----------------
                                            Henry Gemino
                                            Chief Executive Officer;
                                            Chief Financial Officer