Form 10KSB40
period 2001-06-30
PROFILE TECHNOLOGIES INC
filed 2001-09-28
CIK 1014653

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-KSB

                               ----------------

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the fiscal year ended:
                                 June 30, 2001

                            Commission File Number
                                    0-21151

                               ----------------

                          PROFILE TECHNOLOGIES, INC.
                (Name of small business issuer in its charter)

              DELAWARE                                 91-1418002
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                Identification Number)

         1077 NORTHERN BLVD.
             ROSLYN, NY                                  11576
   (Address of Principal Executive                     (Zip Code)
              Offices)

                               ----------------

                   Issuer's telephone number: (516) 365-1909

          Securities registered under Section 12(b) of the Act: None

             Securities registered under Section 12(g) of the Act:

                         Common Stock, $.001 Par Value

                                Title of Class

                               ----------------

   Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   State issuer's revenues for the most recent fiscal year. $320,929.

   The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,036,830, based on the price of common stock sold reported by the Over the Counter Bulletin Board on September 25, 2001.

   There were 4,702,259 shares of common stock, $.001 par value, outstanding as of September 25, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE:

   Part III incorporates certain information by reference from the Registrant's definitive proxy statement for its annual shareholder meeting to be held November 13, 2001 to be filed pursuant to Regulation 14A.

   Transitional Small Business Format (check one): Yes [_] No [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Description of Business.

Introduction

   Since its inception in 1988, Profile Technologies, Inc. (the "Company"), a Delaware corporation, has been engaged in the business of researching and developing a high speed scanning process, which is nondestructive and noninvasive, to remotely test buried and insulated pipelines for corrosion.
The Company's electromagnetic wave inspection process, referred to as Profile's "Inspection EMW(SM)" or "EMW," is a patented process of analyzing the waveforms of electrical impulses in a way that extracts point-to-point information along a segment of pipeline to illustrate the integrity of the entire pipeline. This process involves sending an electrical pulse along the pipe being tested from each of two locations toward a varying intersecting location between the two locations. At least one of the modified pulses is analyzed to determine whether an anomaly exists at the intersecting location.

   The EMW process is designed to detect corrosion of pipeline which occurs under pipe insulation and in buried pipes, without the need for taking the line out of service, physically removing the insulation or digging up the pipe and then visually inspecting the outside of the pipe for corrosion. Often the Company can inspect the pipelines by using various access points to the pipeline that already exist for other reasons. Where such access is not already available, the Company's technology permits inspection of pipelines with only a very minimal amount of disturbance to the coating or insulation that is present on the pipeline. Finally, the Company's technology permits an inspection of the entire pipeline, as opposed to other technologies which only conduct inspections at the points selected for the testing.

   The most common forms of pipeline corrosion under insulation are localized corrosion of carbon steel and chloride stress corrosion cracking of stainless steel. Refineries, chemical plants, utilities, natural gas transmission companies and the petroleum industry have millions of miles of pipeline, and much of this pipeline is exposed to harsh and severe environments. As a result, there is an on-going effort by these industries to ensure that the quality of the pipe meets standards set by regulatory bodies and the industry to protect operating personnel and the environment.

   While the Company continues to develop and refine its EMW process, the technology has evolved to the point where it is now being commercially used to test natural gas pipelines and pipelines in the oil refinery and petrochemical industry. In the summer of 1998, the Company completed its first commercial contract on the North Slope of Alaska, testing approximately 100 road and caribou crossings on British Petroleum pipelines under a contract with ASCG Inspection, Inc. The contract was completed ahead of schedule and under budget.

   In the summer of 1999, the Company followed up its initial North Slope work with a larger contract with another large multi-national oil company to test approximately 250 below grade pipes. During the summer of 2000, the Company expanded its efforts on the North Slope yet again, testing a total of 372 below ground pipes. The Company's crews returned to Alaska in June 2001. By the end of October, the Company estimates that it will have tested approximately 500 lines.

   Having successfully employed the Company's technology in a commercial setting, the Company intends to expand its marketing efforts to include 1) natural gas distributors and transmission companies, 2) oil refineries and petrochemical plants and 3) oil and gas producers, throughout the United States. The Company has successfully demonstrated its technology in commercial arrangements with seven refinery and chemical plant operators, two pipeline companies, and two natural gas distributors. As the Company has addressed only a fraction of the potential market for its services, efforts are underway to expand the Company's customer base significantly.

   Negotiations are currently underway to perform work at numerous locations for other refineries, chemical manufacturers, gas and oil transmission companies and natural gas distributors in the United States. However, there can be no assurance that any of these negotiations will lead to additional commercial contracts. The Company has also considered seeking to obtain contracts for its services outside of the United States. Any foreign work depends upon the availability of funds necessary to successfully demonstrate the technology abroad. Licensing agreements and value-added reseller agreements are being considered as a low-cost way to extend Profile's technology to countries other than the United States.

 Pipeline Corrosion

   Corrosion of pipelines can impose significant financial burdens on companies as well as result in serious safety issues. A combination of federal, state, local and industry jurisdictions combine to regulate corrosion protection. The U.S. Department of Labor, operating through the Occupational Safety and Health Administration has jurisdiction over numerous plants and facilities containing corrosion protected pipeline that, if breached, could cause serious bodily injury or death to on-site workers. In addition, the American Petroleum Institute has promulgated a comprehensive Piping Inspection Code which requires that extensive corrosion testing be done by all members (which includes the vast majority of the petroleum and petrochemical industries). As a result of extensive regulation and testing requirements, the industry is faced with the requirement to engage in extensive testing for corrosion. In 1993, the American Petroleum Institute imposed even stricter test standards regarding the problem of corrosion under the insulation on pipelines. When pipeline is uninsulated and above ground, external corrosion can be identified visually. The petroleum and other related industries, however, insulate much of their piping to conserve energy and to prevent injury to personnel from high temperature levels on the pipelines. As soon as piping is insulated, a very complex situation is created. Corrosion can occur underneath the insulation due to moisture or corrosive products that find their way through broken or poorly sealed insulation. This corrosion under insulated pipelines is very difficult and costly to locate. In the past, testing for this problem had been on a limited sample basis and relied upon inspection processes that were very cumbersome and costly.

   Two prevalent testing methods used to detect corrosion under insulated pipelines are X-ray and eddy current methods, which are methods of detecting defects in pipe by analyzing visual image and decay. After physically stripping away coating for visual inspection, depth gauges, ultrasonics and X-ray are then used to determine the severity of corrosion on questionable pipe. However, the stripping of insulation to determine corrosion is a costly testing method for the industry because it often involves the assembly of scaffolding for testing otherwise inaccessible above ground pipe (particularly in refineries and petrochemical plants) or an actual dig-up on below ground pipe. The Company's technology enables it to test pipe segments in a refinery setting for a distance up to three hundred feet and to use "cherry pickers" instead of costly scaffolding.

   Corrosion under insulated pipelines presents a very complicated testing problem because corrosion cannot be easily identified by statistical sampling. If, for example, a segment of pipe has a small insulation part removed every ten feet and is visually inspected using eddy current or x-ray techniques, there is no statistical basis to assume that the external condition of the piping between the removed insulation parts is good or bad. The American Petroleum Institute testing standard adopted in 1993, in essence, mandates either stripping even larger amounts of coating or using an alternate system that will identify corrosion under the insulation without stripping the coating on suspected and unsuspected pipe. Because of the enormous cost involved in using the stripping and visual testing process, the Company believes that, the industry will be receptive to an alternate testing system that is reliable and less costly. The Company believes that its EMW process provides an alternate testing system that could be widely accepted by the industry. However, while the Company has obtained some commercial contracts and prospects for expanded commercial contracts in the future appear good, there can be no assurance that such acceptance will continue to grow.

 Profile's EMW Inspection Technology

   The Company has developed two basic EMW inspection techniques, namely, Dual Pulse or Pulse Propagation Analyzer and Single-Pulse or Calibration Mark Z. For above-grade piping, we use both the Dual-Pulse and Single-Pulse to determine the condition of a given pipe segment in the open field as well as in a refinery, chemical plant or power plant. For below-grade piping under streets and road crossings, we use only the Dual Pulse technique. The single-pulse technique is not designed for testing below-grade piping because it requires access to the pipe. The results of our two basic techniques provide an assessment of the overall integrity of the pipe in question and the location and classification of electromagnetic anomalies which, in most instances, are related to external corrosion.

   The EMW process was developed to evaluate the condition and integrity of pipelines. Electro-magnetic pulses are applied at both ends of the pipe segment being tested. Under computer control, the timing of the pulses is controlled so that the intersection point of the two pulses moves sequentially from one end of the pipe to the other end. A unique characteristic transfer function ("CTF") is obtained for each intersection point of the pipeline segment being tested on some predetermined interval; such as, in one foot intervals. When this data is geophysically displayed, it provides a visual display of data related to the physical condition of the pipe at each point of intersection. Information can also be derived using the EMW process to determine the condition of the coating and the effectiveness of the existing corrosion protection system that is being used to protect each point of intersection. Where there are indications of problems, closer interval inspection can be performed and/or one of the other location specific processes used in the industry may be utilized before the insulation is removed to inspect the pipe condition.

The Dual-Pulse Technique

   The Dual Pulse process extracts corrosion related information from segments of both accessible and inaccessible pipelines underneath the entire insulation barrier by analyzing the intersection of two electrical current pulses traveling in opposite directions along the pipeline. This corrosion related information is extracted without the need for removing the insulation protecting the pipeline. The Company established by laboratory and field testing that the electrical response, called CTF, of two intersecting pulses traveling along the pipeline is uniquely defined with location specific information that relates to the integrity of the pipeline at the point of intersection. Constructive interference occurs when the two current impulses run into and interfere with each other at the point of intersection on a pipeline. The CTF is determined, not only by the nature and characteristics of the original pulses, but by the physical characteristics of the pipeline segment in its environment at the point of intersection.

The Single-Pulse Technique

   The technique of Single-Pulse technique requires fixing the source location in one end of the pipe segment in question and stepping the receiver generally at an equal incremental distance from the source across the segment. From the characteristics of the electromagnetic waves as a result of wave propagation, attenuation, and dispersion, we determine whether electromagnetic anomalies exist, as in the case of the Dual-Pulse techniques.

   As simple as the concept may appear, the EMW process is not intuitively obvious. The petroleum industry has spent large sums trying to solve the problem of finding corrosion under insulation. Correlating pipeline corrosion information using the Company's technology requires a combination of state-of-the-art instrumentation plus an understanding of the physical phenomena that are being measured. Although the principles of the EMW process are simple to explain, management believes that the measurement and analysis of the effect are pushing the leading edge of technology.

   The Company believes that its technology has at least two significant competitive advantages. First, its technology can inspect certain pipelines that are inaccessible to other testing methods. Second, with respect to insulated, coated, encased or buried facilities that are accessible to other inspection technologies, because the Company's technology does not require the removal of such insulation, coatings or encasements or pipeline excavation as a prerequisite to testing, it has a much lower cost of site preparation and, therefore, a significant cost advantage over other technologies. Research and development efforts will continue in the development of new applications for the Company's technology and to develop new products for the petroleum industry and other industries.

Sales and Marketing

   The Company's sales and marketing strategy includes positioning the Company's EMW inspection as the method of choice to detect pipeline corrosion where the pipelines are either inaccessible to other inspection tools or much more costly to inspect with tools other than Profile's EMW inspection. These facilities are found commonly in refinery and chemical plants (such as insulated, overhead pipes) natural gas distribution systems (such as pipes buried in city streets) and natural gas transmission systems (such as road, bridge and stream crossings and concrete-encased pipes). The Company intends to emphasize the reliability of its testing method, the flexibility of the method's application and its cost effectiveness.

   The Company relies upon several employees, including the Chief Executive Officer, the Chief Operating Officer and the Vice President--Field Operations, for the Company's sales functions. The Company had historically concentrated its marketing efforts on the integrated oil company market in the North Slope of Alaska. In fiscal 2001, more than 85 percent of the company's revenues were attributable to the oil and gas production segments of the oil company market.

   After the completion of various tests of the Company's technology and the introduction of that technology in the North Slope of Alaska, the Company intends to increase its marketing efforts to include three specific industries throughout the United States.

   The Company believes that the natural gas distribution and transmission industry presents a significant opportunity for marketing the Company's technology. There are millions of miles of metal pipelines, including older pipe beneath paved city streets, that are difficult to inspect. The Company believes that its technology can provide a commercially feasible solution to testing these pipes, and is currently engaged in proving its technology to a large gas distribution company.

   The Company has also begun focusing marketing efforts on pipeline testing in oil refineries and petrochemical plants. The Company has completed inspections and demonstrations in seven refineries and petrochemical plants during the last two fiscal years, and believes that its technology could now be successfully introduced to a much larger cross-section of this industry segment. There are more than 170 refineries and even more petrochemical plants in the United States. The Company believes that its technology has a distinct competitive advantage in these industries because the EMW process can access and inspect pipelines through access plugs initially installed in the insulation on such pipelines and the Company has successfully inspected such pipelines through three inches of insulation without removal.

   Finally, the Company intends to begin marketing its technology to certain manufacturing plants which have steam and hot water pipes that are insulated.

Patents, Intellectual Property and Licensing

   The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 2001, the Company had eight issued U.S. patents, seven issued foreign patents, nine U.S. patent applications pending, six foreign patent applications pending and three patent applications filed under the patent cooperation treaty which enables the Company to file additional foreign patent applications in the future.

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

   The Company may decide for business reasons to retain a patentable invention as a trade secret. In such event or if patent protection is not available, the Company must rely upon trade secrets, internal knowledge and continuing technological innovation to develop and maintain its competitive position. The Company's employees and consultants have access to the Company's proprietary information and have signed confidentiality agreements. However, even inadvertent disclosure of such a trade secret without a promise of confidentiality could destroy trade secret protection. There can be no assurance that inadvertent disclosures might not occur.

Competition

   Although a number of inspection technologies have been developed to aid in ascertaining the condition of piping throughout industry, information needed to determine the integrity of these critical systems is often difficult and costly to acquire. The Company has numerous indirect competitors, but the Company believes that its inspection services have significant competitive advantages over other services provided by competitors.

   The Company's EMW inspection service is designed to help pipeline operators quickly and less expensively screen buried, insulated, or hard to-access piping for external corrosion. Although its technology does not provide pipeline and plant operators with all the data they will require to manage and remediate corrosion, when used as a "front-end" screening tool in combination with one or more spot inspection tools, it can dramatically lower the cost of acquiring all of the data necessary to manage corrosion risks to their piping systems.

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

Customers

   For the fiscal year ended June 30, 2001, the Company had seven customers and more than 80 percent of the Company's revenues came from one customer on the North Slope of Alaska. The loss of this customer or the Company's failure to broaden the base of customers in fiscal year 2002, could have a material adverse effect on the Company.

Supplier Relationships

   The Company relies upon several relationships for the supply of equipment and services relating to the components of the company's EMW Inspection Equipment. Criteria for choosing suppliers includes the quality and performance of the product for the intended purpose and pricing. The Company purchases pulse generator elements from a sole provider. There are alternative suppliers for all of the elements required for the production of the EMW Inspection Equipment.

Government Regulation

   Natural gas and hazardous liquids pipelines are extensively regulated. The Department of Transportation's Office of Pipeline Safety, and state public utility commissions applying federal regulations, monitor operator compliance with corrosion monitoring and other pipeline safety-related regulatory requirements. Recent pipeline safety incidents (a gasoline pipeline explosion in Washington state and a natural gas transmission line explosion in New Mexico) have prompted renewed interest in pipeline safety in Congress. Major pipeline safety reauthorization legislation passed the Senate unanimously and is pending in the House of Representatives. The legislation would require much more active corrosion monitoring than is currently required and could generate significant interest in the Company's technology by natural gas transmission and hazardous liquids pipeline operators. In addition, there may be opportunities to demonstrate the technology, in light of this legislation, to industry and government pipeline safety advisory groups. However, any such regulations could impose legal obligations and liabilities on the Company or otherwise subject it to additional regulation. Any such legislation could mandate testing methods other than that provided by the Company's technology. Any such regulation could have a material adverse effect on the Company.

Research and Development Expenditures

   During the last five years, the Company has developed and improved the capability to detect pipeline corrosion under insulation or when the pipeline is buried, and recently, the Company has been successful in the extension of its single-setting detection range to 250 feet. The Company is currently attempting to extend its corrosion detection range for both above-grade and below-grade pipelines to distances greater than 250 feet. Moreover, the Company has continued to improve the hardware and software in signal processing, image reconstruction and fast visualization/graphic display.

   The Company has completed the initial research and development phase of its technology, and commercialization of the technology is progressing pursuant to the Company's plan. During the two most recent fiscal years ended June 30, 2001 and 2000, the Company spent $316,569 and $299,282 respectively on research and development activities. The Company's field operation system for commercialization consists of all of the hardware and software for data acquisition, data processing, data analysis and interpretation.

   The Company's research and development efforts are focused on continuing to improve the EMW system's efficiency, reliability and accuracy. During the next fiscal year, it is estimated that the Company will continue to incur research and development expenses. In addition, the Company is conducting testing and proof of concept activities in order to achieve commercial acceptance of its process for detecting pipeline corrosion.

Item 2. Description of Property.

   The Company's executive offices are located at 1077 Northern Blvd., Roslyn, NY 11576. The Company leases on a month to month basis approximately 900 sq. feet of office space from a non-affiliate. The rental payment is $1,000 per month.

   The Company's research and development facility is located in Ferndale, Washington. The Company leases 1,800 sq. feet of space on a month to month basis from a non-affiliate at a monthly cost of approximately $1,920.

   The Company also leases approximately 1,650 sq. feet of office space from a non-affiliate that it uses for data analysis and interpretation in Pearl River, New York. The lease is for two years and the monthly rental payment is approximately $3,300. The Company also reimburses its President for rent, secretarial and office expenses incurred by him on behalf of the Company in Laurinburg, North Carolina in the amount of $250 per month under an informal, oral agreement.

   The Company also leases approximately 900 sq. feet of office space in Sewickley, Pennsylvania. The lease is for one year, and the monthly rent is approximately $865 per month.

   The Company does not own any real estate.

Item 3. Legal Proceedings.

   None.

Item 4. Submission of Matter to Vote of Security Holders.

   None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

   The Company's Common Stock traded on the NASDAQ SmallCap market from when it began public trading in February of 1997 until August 10, 2001, under the symbol PRTK. On August 13, 2001, the Company's Common Stock was delisted from the NASDAQ SmallCap market and began trading on the Over the Counter Bulletin Board under the same symbol.

   The following table sets forth the high and low closing sale prices for the Company's Common Stock for the past two fiscal years as reported by NASDAQ. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                                      Range of
                                                                     Sale Prices
                                                                     -----------
                                                                     High   Low
                                                                     ----- -----
   Fiscal Year 2001
     First Quarter.................................................. $3.85 $2.13
     Second Quarter................................................. $3.00 $1.25
     Third Quarter.................................................. $2.50 $1.25
     Fourth Quarter................................................. $2.50 $1.25

   Fiscal Year 2000
     First Quarter.................................................. $8.19 $6.50
     Second Quarter................................................. $7.94 $5.75
     Third Quarter.................................................. $7.50 $5.50
     Fourth Quarter................................................. $6.00 $2.41

Holders

   As of September 25, 2001, the Company had approximately 1,056 holders of record of the Company's Common Stock.

Dividends

   The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company's earnings, capital requirements, debt covenants and financial condition. Since its inception, the Company has not paid any dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance its operations.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

 Sales

   We derive revenue solely from the sale of the EMW inspection service. The Company relies upon several employees, including the Chief Executive Officer, the Chief Operating Officer and the Vice President--Field Operations, for the Company's sales functions. The Company relies solely upon the employees of the Company to conduct its sales activities.

   In fiscal 2001, all of the Company's sales were attributable to seven customers. Only one of the Company's customers accounted for more than 10% of its net sales in fiscal 2001, and 82% of the Company's net sales were attributable to that customer.

 Marketing

   The Company's sales and marketing strategy includes positioning the Company's EMW as the method of choice to detect pipeline corrosion where the pipelines are either inaccessible to other inspection tools or much more costly to inspect with tools other than Profile's EMW inspection. The Company does not have a designated sales force, but currently relies upon several employees, including the Chief Executive Officer, the Chief Operating Officer and the Vice President--Field Operations, for the Company's sales functions.

Results of Operations

   Revenues for the year ended June 30, 2001 were $320,929, which represented an increase of $96,150, or 43% as compared to revenues of $224,779 for the year ended June 30, 2000. This increase was due to additional work performed in the North Slope of Alaska. Revenues for the year ended June 30, 2001 were derived predominantly from work performed on the North Slope. During the period, work was also performed for a refiner and a natural gas utility. Revenues also include research and development activities that have been sponsored by large multi-national oil companies and large utilities, including field demonstrations at such companies' facilities.

   Cost of revenue increased 266% to $402,985 for the year ended June 30, 2001 compared to $110,175 for the year ended June 30, 2000. The increase in the cost of revenue for the year ended June 30, 2001 was a result of a higher headcount of employees available to work on customer projects as compared to the year ended June 30, 2000.

   Gross profit (loss) decreased to loss of $82,056 for the year ended June 30, 2001 from profit of $114,604 for the year ended June 30, 2000. The decrease in gross profit for the year ended June 30, 2001 as compared to the previous year resulted from higher costs of revenues offset partially by an increase in revenues.

   Research and development expenses for the year ended June 30, 2001 increased 6% to $316,569 from $299,282 for the year ended June 30, 2000, an increase of $17,287.

   General and administrative expenses decreased 19% to $1,085,474 for the year ended June 30, 2001 from $1,334,227 for the year ended June 30, 2000. The decrease is due to a reduction in discretionary expenditures and a higher portion of the salaries of employees with administrative and service delivery functions being allocated to cost of revenue.

   Loss from operations decreased 2% to $1,484,099 for the year ended June 30, 2001 compared to $1,518,905 for the year ended June 30, 2000.

   Interest income decreased to $59,096 for the year ended June 30, 2001 down from $128,868 for the year ended June 30, 2000. This decrease was the result of declining cash and cash equivalent balances during the year as the Company used such resources to sustain its commercial operations and research and development activities.

   Net Loss increased 3% to $1,425,003 for the year ended June 30, 2001 compared to $1,390,035 for the year ended June 30, 2000.

New Accounting Pronouncements

   In July 2001, the Financial Accounting Standards Board issued Statement No. 141 "Business Combinations" and Statement No. 142 "Goodwill and Other Intangible Assets." Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives, such as the Company's patents which have a net book value of $230,492 as of June 30, 2001, will continue to be amortized over their respective estimated useful lives. The Company is required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective July 1, 2002. The impact of adopting Statement No. 141 was not material. Because of the extensive effort needed to comply with adopting Statement No. 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at this time.

Liquidity and Capital Resources

   Net cash used in operating activities was $1,375,364 for the year ended June 30, 2001 compared with $1,168,539 for the year ended June 30, 2000, primarily as a result of the net loss offset by changes in certain assets and liabilities.

   Net cash used in investing activities was $62,610 for the year ended June 30, 2001 compared with $239,326 for the year ended June 30, 2000, as the Company decreased its purchases of equipment.

   The Company did not have cash flows from financing activities for the year ended June 30, 2001 compared to $11,250 for the year ended June 30, 2000. All of the cash flow from financing activities were the proceeds from the exercise of common stock purchase warrants.

   The Company's cash and cash equivalents as of June 30, 2001 were $306,058. At June 30, 2001, the Company had working capital of $310,709 and no material long-term commitments or material commitments for capital expenditures.

   Management is currently directing the Company's activities towards obtaining additional service contracts, which will necessitate the Company attracting, hiring, training and outfitting qualified technicians. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of operations may require alternate sources of financing equipment. There can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts. At the present time the Company anticipates that it may need one additional crew to service future contracts, but it cannot be certain until contract negotiations are complete.

   The Company anticipates that capital will be expended to develop infrastructure to support anticipated future growth. As a result, it is expected that cash will be used in operations and to meet capital expenditure requirements. The Company expects that accounts receivable and contract work-in-progress will continue to increase to the extent revenues rise. Any such increase that occurs at the same time or a greater rate than increase in revenue can be expected to reduce cash and cash equivalents. The Company has incurred cumulative losses of $6,825,362 through June 30, 2001 and had working capital of only $310,709 as of June 30, 2001. Management recognizes that in order to meet the Company's capital requirements, additional financing, in addition to $227,500 raised subsequent to June 30, 2001 will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, there can be no assurance that the Company will be able to continue as a going concern.

Subsequent Events

   In August 2001, the Company was advised by NASDAQ staff that the Company was delisted from the NASDAQ SmallCap Market. The Company began trading on the Over the Counter Bulletin Board (OTCBB) on August 13, 2001 under the symbol PRTK, which is the same symbol the Company traded under on the NASDAQ SmallCap Market.

   Subsequent to June 30, 2001, the Board of Directors approved a financing initiative to issue up to 1,250,000 shares of common stock at a price per share of $0.60 and one warrant with an exercise price of $1.00 per share for each share of stock subscribed. In connection with this financing, in August 2001, the Company raised

$227,500 through stock subscriptions for 379,167 shares of its common stock and issued warrants to purchase approximately 379,167 shares of the Company's common stock with an exercise price of $1.00 per share and a five-year term.

Forward Looking Statements

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

Item 7. Financial Statements

                          PROFILE TECHNOLOGIES, INC.

                             Financial Statements

                            June 30, 2001 and 2000

                  (With Independent Auditors' Report Thereon)

                               Table of Contents

                                                                            Page
                                                                            ----
Independent Auditors' Report............................................... F-1
Balance Sheet.............................................................. F-2
Statements of Operations................................................... F-3
Statements of Stockholders' Equity......................................... F-4
Statements of Cash Flows................................................... F-5
Notes to Financial Statements.............................................. F-6

                         Independent Auditors' Report

The Board of Directors
Profile Technologies, Inc.:

   We have audited the accompanying balance sheet of Profile Technologies, Inc. as of June 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. as of June 30, 2001, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

   The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 6 to the financial statements, the Company has incurred net losses since inception and has projected working capital requirements at June 30, 2001 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        /s/ KPMG LLP
                                          By: _________________________________
                                                          KPMG LLP

Seattle, Washington
September 14, 2001

                           PROFILE TECHNOLOGIES, INC.

                                 Balance Sheet

                                 June 30, 2001


                              ASSETS
Current assets:
  Cash and cash equivalents....................................... $   306,058
  Accounts receivable.............................................      32,129
  Contract work-in-progress.......................................      17,850
  Prepaid expenses and other current assets.......................      31,969
                                                                   -----------
    Total current assets..........................................     388,006
                                                                   -----------
Equipment, at cost................................................     528,171
  Less accumulated depreciation...................................    (315,627)
                                                                   -----------
    Net equipment.................................................     212,544
                                                                   -----------
Patents, net of accumulated amortization of $192,494..............     230,492
Other assets......................................................      11,008
                                                                   -----------
    Total assets.................................................. $   842,050
                                                                   ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable--stockholder................................... $     3,262
  Other accounts payable..........................................      52,524
  Accrued liabilities.............................................      21,511
                                                                   -----------
    Total current liabilities.....................................      77,297
                                                                   -----------
Stockholders' equity (deficit):
  Common stock, $0.001 par value. Authorized 10,000,000 shares;
   issued and outstanding 4,285,092 shares........................       4,285
  Additional paid-in capital......................................   7,585,830
  Accumulated deficit.............................................  (6,825,362)
                                                                   -----------
    Total stockholders' equity....................................     764,753
                                                                   -----------
Commitments, contingencies and subsequent events..................
                                                                   -----------
    Total liabilities and stockholders' equity.................... $   842,050
                                                                   ===========

                See accompanying notes to financial statements.

                           PROFILE TECHNOLOGIES, INC.

                            Statements of Operations

                       Years ended June 30, 2001 and 2000

                                                        2001         2000
                                                     -----------  -----------
Revenues............................................ $   320,929  $   224,779
Cost of revenues....................................     402,985      110,175
                                                     -----------  -----------
    Gross profit (loss).............................     (82,056)     114,604
                                                     -----------  -----------
Costs and expenses:
  Research and development..........................     316,569      299,282
  General and administrative........................   1,085,474    1,334,227
                                                     -----------  -----------
    Total costs and expenses........................   1,402,043    1,633,509
                                                     -----------  -----------
    Loss from operations............................  (1,484,099)  (1,518,905)
Interest income.....................................      59,096      128,868
                                                     -----------  -----------
    Net loss........................................ $(1,425,003) $(1,390,037)
                                                     ===========  ===========
Basic and diluted net loss per share................ $      0.33  $      0.32
                                                     ===========  ===========
Shares used to calculate basic and diluted net loss
 per share..........................................   4,285,092    4,283,009
                                                     ===========  ===========


                See accompanying notes to financial statements.

                           PROFILE TECHNOLOGIES, INC.

                       Statements of Stockholders' Equity

                       Years ended June 30, 2001 and 2000

                            Common stock   Additional                  Total
                          ----------------  paid-in   Accumulated  stockholders'
                           Shares   Amount  capital     deficit       equity
                          --------- ------ ---------- -----------  -------------
Balances at June 30,
 1999...................  4,275,092 $4,275 7,561,758  (4,010,322)    3,555,711
Exercise of common stock
 purchase warrants......     10,000     10    11,240          --        11,250
Net loss................         --     --        --  (1,390,037)   (1,390,037)
                          --------- ------ ---------  ----------    ----------
Balances at June 30,
 2000...................  4,285,092  4,285 7,572,998  (5,400,359)    2,176,924
Issuance of common stock
 purchase warrants for
 services...............         --     --    12,832          --        12,832
Net loss................         --     --        --  (1,425,003)   (1,425,003)
                          --------- ------ ---------  ----------    ----------
Balances at June 30,
 2001...................  4,285,092 $4,285 7,585,830  (6,825,362)      764,753
                          ========= ====== =========  ==========    ==========



                See accompanying notes to financial statements.

                           PROFILE TECHNOLOGIES, INC.

                            Statements of Cash Flows

                       Years ended June 30, 2001 and 2000

                                                         2001         2000
                                                      -----------  -----------
Cash flows from operating activities:
  Net loss..........................................  $(1,425,003) $(1,390,037)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
    Depreciation and amortization...................      152,657      105,645
    Stock compensation..............................       12,832           --
    Accounts receivable.............................      (17,829)         806
    Contract work-in-progress.......................       51,929       17,971
    Prepaid expenses and other current assets.......       14,303      (21,710)
    Other assets....................................       (1,015)          --
    Accounts payable--stockholder...................        2,084       (6,245)
    Other accounts payable..........................      (21,136)      47,834
    Accrued liabilities.............................     (144,186)      77,197
                                                      -----------  -----------
    Net cash used in operating activities...........   (1,375,364)  (1,168,539)
                                                      -----------  -----------
Cash flows from investing activities:
  Patents...........................................      (15,000)     (99,718)
  Purchase of equipment.............................      (47,610)    (139,608)
                                                      -----------  -----------
    Net cash used in investing activities...........      (62,610)    (239,326)
                                                      -----------  -----------
Cash provided by financing activities--proceeds from
 exercise of common stock purchase warrants.........           --       11,250
                                                      -----------  -----------
    Decrease in cash and cash equivalents...........   (1,437,974)  (1,396,615)
Cash and cash equivalents at beginning of year......    1,744,032    3,140,647
                                                      -----------  -----------
Cash and cash equivalents at end of year............  $   306,058  $ 1,744,032
                                                      ===========  ===========


                See accompanying notes to financial statements.

                          PROFILE TECHNOLOGIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                            June 30, 2001 and 2000

(1) Nature of Business and Summary of Significant Accounting Policies

 (a) Nature of Business

   Profile Technologies, Inc. (Company), was incorporated in 1986 and commenced operations in fiscal year 1989. The Company is developing and commercializing potential processes for the nondestructive, noninvasive testing of both above ground and buried pipelines for the effectiveness of pipeline cathodic protecting systems and coating integrity. The Company's marketing and development efforts have primarily been focused towards large multinational oil companies.

 (b) Contract Revenue Recognition

   Revenue from service contracts primarily relates to testing of industrial pipeline integrity and is recognized using the percentage-of-completion method of contract accounting. Contract revenues earned are measured using either the percentage-of-contract costs incurred to date to total estimated contract costs or, when the contract is based on measurable units of completion, revenue is based on the completion of such units.

   Anticipated losses on contracts, if any, are charged to earnings as soon as such losses can be estimated. Changes in estimated profits on contracts are recognized during the period in which the change in estimate is known.
   The Company records claims for additional compensation on contracts upon revision of the contract to include the amount to be received for the additional work performed. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs, and depreciation costs. Selling, general and administrative costs are charged to expense as incurred. Service contracts generally extend no more than six months.

 (c) Research and Development

   Research and development costs are expensed when incurred.

 (d) Equipment

   Equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of three to seven years.

 (e) Patents

   Patent and related application costs are amortized using the straight-line method over their estimated useful lives of approximately four to six years. The Company assesses the recoverability of this intangible asset by determining whether the balance can be recovered through forecasted future operations. The amount of impairment, if any, is measured based on projected future results using a discount rate reflecting the Company's assumed average cost of funds.

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

                          PROFILE TECHNOLOGIES, INC.

                            June 30, 2001 and 2000


 (g) Major Customers

   All of the Company's revenues were from seven and five customers for the years ended June 30, 2001 and 2000, respectively.

   Information related to the Company's customers accounting for greater than 10% of revenues follows:

                                                      Year              June 30,
                                                     ended    June 30,    2001
                                                    June 30,    2001    Contract
                                                      2001    Accounts  work-in-
                                                    Revenues receivable progress
                                                    -------- ---------- --------
      Customer A...................................    82%        --    $17,850
      Customer B...................................    --         --         --
      Customer C...................................    --         --         --
                                                      Year              June 30,
                                                     ended    June 30,    2000
                                                    June 30,    2000    Contract
                                                      2000    Accounts  work-in-
                                                    Revenues receivable progress
                                                    -------- ---------- --------
      Customer A...................................    --         --    $    --
      Customer B...................................    59%     6,800         --
      Customer C...................................    22%        --     48,450

     The loss of Customer A or the Company's failure to broaden the base of customers in 2002, could have a material adverse effect on the Company. Accounts receivable at June 30, 2001 and 2000 was from three and two customers, respectively, and contract work-in-progress was with one and two customers, respectively.

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

   Excluded from the computation of diluted loss per share for the year ended June 30, 2001 are warrants and options to acquire 1,441,000 shares of common stock with a weighted average exercise price of $4.23 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for the year ended June 30, 2000 are warrants and options to acquire 1,296,000 shares of common stock with a weighted average exercise price of $4.12 because their effect would be antidilutive.

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

                            June 30, 2001 and 2000


 (k) Patents, Proprietary Technology and Other Intellectual Property

   The Company pursues a policy of generally obtaining patent protection both in the United States of America and abroad for patentable subject matter in its proprietary technology. The Company's success depends in a large part upon its ability to protect its products and technology under United States of America and international patent laws and other intellectual property laws. U.S. patents have a term of 17 years from date of issuance and patents in most foreign countries have a term of 20 years from the proprietary filing date of the patent application.

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

 (l) Financial Instruments and Concentrations of Credit Risk

   Financial instruments which potentially subject the Company to concentrations of credit risk include cash equivalents, accounts receivable, and contract work-in-progress. The fair value of these instruments approximates their financial statements carrying amount. Credit is extended to customers based on an evaluation of their financial condition. The Company does not require any collateral. The Company regularly invests funds in excess of its immediate needs in money market mutual funds. These funds are generally uninsured and subject to investment risk. Included with cash and cash equivalents were amounts held in the funds totaling $302,760 at June 30, 2001.

 (m) Stock-Based Compensation

   The Company has elected to follow the measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for by Statements of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock Based Compensation. Compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Pro forma results are presented as if compensation costs for stock options issued to employees had been determined pursuant to SFAS No. 123.

   The Company recognizes compensation cost, if any, related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

 (n) New Accounting Pronouncements

   Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). The adoption of SFAS 133 did not impact the Company's consolidated financial statements as of July 1, 2000.

   SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current results of operations or other comprehensive income (loss) depending on whether a derivative is designated as part of a hedge transaction, and if so, the type of risk being hedged.

                          PROFILE TECHNOLOGIES, INC.

                            June 30, 2001 and 2000


   For a derivative designated as a fair value hedge, the gain or loss of the derivative in the period of change and the offsetting loss or gain of the hedged item attributed to the hedged risk are recognized in results of operations. For a derivative designated as a cash flow hedge, the effective portion of the derivative's gain or loss is initially reported as a component of other comprehensive income (loss) and subsequently reclassified into results of operations when the hedged exposure affects results of operations. The ineffective portion of the gain or loss of a cash flow hedge is recognized immediately in results of operations. For a derivative not designated as a hedging instrument, the gain or loss is recognized in results of operations in the period of change.

   The Company had no derivative financial instruments outstanding at June 30, 2001.

   In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 ("FIN 44"). FIN 44 was effective July 1, 2000. This interpretation provides guidance for applying APB Opinion No. 25, Accounting for Stock Issued to Employees. The adoption of FIN 44 did not have a material impact on its financial statements.

   In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives, such as the Company's patents which have a net book value of $230,492 as of June 30, 2001, will continue to be amortized over their respective estimated useful lives. The Company is required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective July 1, 2002. The impact of adopting Statement No. 141 was not material. Because of the extensive effort needed to comply with adopting Statement No. 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at this time.

 (o) Reclassifications

   Certain reclassifications have been made to the 2000 amounts to conform to the 2001 presentation.

 (p) Segment Reporting

   The Company operates in one business segment. Revenues consist almost entirely of fees generated from providing testing services. Expenses incurred to date are reported according to their expense category. No further segment segregation is considered meaningful at this time.

   The Company's customers are located in the United States and various foreign countries, however, no revenue has been generated from contracts with customers in foreign countries in 2001 or 2000.

(2) Related Parties

 (a) Accounts Payable--Stockholder

   At June 30, 2001, the Company owed $3,262 to a stockholder of the Company for business expenses.

 (b) Consulting Services and Wages

   Consulting fees were paid to a stockholder of the Company, Dr. John Kuo, totaling approximately $100,000 and $130,000 for the years ended June 30, 2001 and 2000, respectively.

                          PROFILE TECHNOLOGIES, INC.

                            June 30, 2001 and 2000


 (c) Royalty Arrangement

   In July 1988, the primary technology rights used by the Company were contributed by Northwood Enterprises Inc. (NEI), a company wholly-owned by certain Company stockholders. In exchange for contributing the technology, the Company agreed to pay a royalty of 4% of the Company's net earnings before taxes to certain Company stockholders. When the Company becomes profitable, royalties will be due quarterly. In March 1996, an additional 1% royalty arrangement was awarded to a director of the Company in exchange for his expertise, technological know-how and proprietary information and trade secrets. No amounts are payable under these arrangements.

(3) Income Taxes

   Federal income taxes reported by the Company differ from the amount computed by applying the statutory rate due primarily to an increase in the valuation allowance for deferred tax assets.

   The tax effect of temporary differences that give rise to significant portions of federal deferred tax assets are comprised of the following at June 30, 2001:

      Deferred tax assets:
        Net operating loss carryforwards............................ $2,017,000
        Stock compensation..........................................    296,000
        Research and experimentation credit carryforwards...........    121,000
                                                                     ----------
          Gross deferred tax assets.................................  2,434,000
      Less valuation allowance...................................... (2,434,000)
                                                                     ----------
          Net deferred tax assets................................... $       --
                                                                     ==========

   The net increase in the valuation allowance for deferred tax assets was $493,000 and $481,000 for 2001 and 2000, respectively. The increases were primarily due to net operating loss carryforwards, the realization of which was uncertain.

   For federal income tax purposes, the Company has net operating loss carryforwards at June 30, 2001 available to offset future federal taxable income, if any, of approximately $5,932,000 which begin to expire in 2003. In addition, the Company has research and experimentation tax credit carryforwards of approximately $121,000 at June 30, 2001 which are available to offset federal income taxes and begin to expire in 2003.

   The utilization of the tax net operating loss carryforwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

   The effects of state income taxes were insignificant for 2001 and 2000.

(4) Stock-Based Compensation

   The Company has granted stock options and warrants to compensate key employees, consultants and board members for past and future services. During 1999, the Company adopted a stock option plan (Plan). The Plan provides for both incentive and non-qualified stock options to be granted to employees, officers, directors and consultants. The Company has reserved 500,000 shares of common stock for option grants under the Plan.

                           PROFILE TECHNOLOGIES, INC.

                             June 30, 2001 and 2000


   A summary of warrant-related activity follows:

                                                                        Weighted
                                                                        average
                                                             Number of  exercise
                                                              shares     price
                                                             ---------  --------
Outstanding at June 30, 1999................................ 1,210,000   $3.836
Grants......................................................        --       --
Exercises...................................................   (10,000)   1.125
Forfeitures.................................................        --       --
                                                             ---------
Outstanding at June 30, 2000................................ 1,200,000    3.860
Grants......................................................   100,000    6.000
Exercises...................................................        --       --
Forfeitures.................................................        --       --
                                                             ---------
Outstanding at June 30, 2001................................ 1,300,000   $4.023
                                                             =========   ======

   The following is a summary of warrants outstanding, all of which are exercisable at June 30, 2001:

                                                       Weighted-
                                                        average
                                                       remaining                Weighted-
                                                      contractual                average
         Exercise             Number                     life                   exercise
          prices            outstanding                 (years)                   price
         --------           -----------               -----------               ---------
       $1.125-1.50             345,000                   6.33                     $1.17
         3.00-3.50             555,000                   6.33                      3.26
         7.20-7.50             190,000                   6.33                      7.33
           6.00                100,000                   2.33                      6.00
           8.40                 90,000                   6.33                      8.40
          13.50                 20,000                   6.33                     13.50
                             ---------
       $1.125-13.50          1,300,000                   6.02                     $4.02
       ============          =========                   ====                     =====

   A summary of stock option-related activity follows:

                                                                   Options
                                                                 outstanding
                                                               -----------------
                                                                        Weighted
                                                      Shares   Number   average
                                                     available   of     exercise
                                                     for grant shares    price
                                                     --------- -------  --------
      Balance at June 30, 1999......................  454,000   46,000   $10.34
      Grants........................................  (65,000)  65,000     5.92
      Forfeitures...................................   15,000  (15,000)   10.00
                                                      -------  -------
      Balance at June 30, 2000......................  404,000   96,000     7.40
      Grants........................................  (45,000)  45,000     3.56
                                                      -------  -------   ------
      Balance at June 30, 2001......................  359,000  141,000   $ 6.17
                                                      =======  =======   ======

                          PROFILE TECHNOLOGIES, INC.

                            June 30, 2001 and 2000


   The following is a summary of stock options outstanding at June 30, 2001:

                         Options outstanding              Options exercisable
                 --------------------------------------  ------------------------
                                Weighted-
                                 average
                                remaining    Weighted-                 Weighted-
                               contractual    average                   average
    Exercise       Number         life       exercise      Number      exercise
     prices      outstanding     (years)       price     exercisable     price
    --------     -----------   -----------   ---------   -----------   ---------
   $   2.00         10,000        4.67        $ 2.00         5,000      $ 2.00
       4.00         35,000        4.38          4.00        35,000        4.00
       5.00         25,000        6.33          5.00        25,000        5.00
       6.50         40,000        6.33          6.50        40,000        6.50
      10.50         31,000        6.33         10.50        31,000       10.50
   -----------     -------        ----        ------       -------      ------
   $2.00-10.50     141,000        5.73        $ 6.17       136,000      $ 6.33
   ===========     =======        ====        ======       =======      ======

   The Company applies APB Opinion No. 25 and related interpretations in accounting for option and warrant grants to employees. Had compensation cost for the Company's option and warrant awards been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                            Years ended June 30,
                                                            --------------------
                                                               2001      2000
                                                            ---------- ---------
      Net loss:
        As reported........................................ $1,425,003 1,390,037
        Pro forma..........................................  1,501,203 1,582,970
      Net loss per share:
        As reported........................................ $      .33       .32
        Pro forma..........................................        .35       .37

   During 2001, the Company recorded stock compensation expense totaling $12,832 for the fair market value of 100,000 warrants granted to a third-party in exchange for services. The warrants were valued using the Black-Scholes option pricing model and the assumptions listed below.

   The weighted average fair value per share of the option grants made during the year ended June 30, 2001, where the exercise price of the underlying stock exceeded the fair value was $1.73. The weighted average fair value of the option grants made during the year ended June 30, 2000, where the fair value of the underlying stock equaled the exercise price was $2.17.

   The fair value of option and warrant grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2001: expected volatility of 82%, risk-free interest rate of 5.40%, expected lives of 3.6 years, and a 0% dividend yield. The weighted average assumptions used for grants in 2000 are as follows: expected volatility of 50%, risk-free interest rate of 6.2%, expected lives of 4.5 years, and a 0% dividend yield.

(5) Operating Leases

   The Company leases office facilities in various states under operating lease agreements that expire during 2002 and 2003. Future minimum rental payments on operating leases are $68,592 and $13,854 for 2002 and 2003, respectively.

                           PROFILE TECHNOLOGIES, INC.

                             June 30, 2001 and 2000


   Total rent expense under operating leases was $93,529 and $99,120 during 2001 and 2000, respectively.

(6) Liquidity

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

   The Company has incurred cumulative losses of $6,825,362 through June 30, 2001 and had working capital of only $310,709 as of June 30, 2001. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. Management recognizes that in order to meet the Company's capital requirements, additional financing, in addition to that raised subsequent to June 30, 2001 as disclosed in note 7, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, there can be no assurance that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(7) Subsequent Events

 (a) Sale of Common Stock and Common Stock Purchase Warrants

   Subsequent to June 30, 2001, the Board of Directors approved a financing initiative to issue up to 1,250,000 shares of common stock at a price per share of $0.60 and one warrant with an exercise price of $1.00 per share for each share of stock subscribed. In connection with this financing, in August 2001, the Company raised $227,500 through stock subscriptions for 379,167 shares of its common stock and issued warrants to purchase approximately 379,167 shares of the Company's common stock with an exercise price of $1.00 per share and a five year term.

 (b) NASDAQ Delisting

   On June 27, 2001, the Company announced that it received a Nasdaq Staff Determination on June 20, 2001, indicating that the Company failed to comply with the minimum bid price and net tangible asset/shareholder equity requirements of the Nasdaq Marketplace Rules for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market. On August 10, 2001, the Nasdaq Stock Market suspended trading in the Company's common stock. Effective Monday, August 13, the Company began trading on the Over the Counter Bulletin Board under the symbol PRTK.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

   Not Applicable.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

   Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held November 13, 2001.

Item 10. Executive Compensation

   Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held November 13, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management

   Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held November 13, 2001.

Item 12. Certain Relationships and Related Transactions

   Information required by this Item is incorporated by reference from the Company's definitive proxy statement to be filed with respect to its Annual Meeting of Stockholders to be held November 13, 2001.

Item 13. Exhibits and Reports on Form 8-K

(a) Exhibits

 Exhibit 3.1  Articles of Incorporation (incorporated by reference to Exhibit
              3.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).
 Exhibit 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).
 Exhibit 10.1 Service Agreement dated as of August 16, 2001 between Profile
              Technologies, Inc. and BP Exploration (Alaska) Inc.
 Exhibit 23.1 Consent of the Independent Public Accountants.

                                  SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROFILE TECHNOLOGIES, INC.


                                                    /s/ Henry Gemino
Date: September 28, 2001                  By: _________________________________
                                                        Henry Gemino
                                                  Chief Executive Officer
                                                and Chief Financial Officer

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

         /s/ Henry Gemino              Director, Chief Executive  September 28, 2001
______________________________________  Officer, and Chief
             Henry Gemino               Financial Officer
                                        (Principal Executive
                                        Officer, Principal
                                        Financial Officer and
                                        Principal Accounting
                                        Officer)

         /s/ G. L. Scott               Director, Chairman of the  September 28, 2001
______________________________________  Board
             G. L. Scott

         /s/ Murphy Evans              Director, President        September 28, 2001
______________________________________
             Murphy Evans

      /s/ John Tsungfen Kuo            Director, Vice-Chairman    September 28, 2001
______________________________________  and Chief Technology
          John Tsungfen Kuo             Officer

     /s/ Charles Christenson           Director                   September 28, 2001
______________________________________
         Charles Christenson

      /s/ William A. Krivsky           Director                   September 28, 2001
______________________________________
          William A. Krivsky