Form 10QSB
period 2001-09-30
PROFILE TECHNOLOGIES INC
filed 2001-11-14
CIK 1014653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended       September 30, 2001
                                                 -------------------------------

[_]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                  For the transition period from ______________ to _____________


               Commission file number          0-21151
                                      -------------------------

                          PROFILE TECHNOLOGIES, INC.
        _______________________________________________________________
       (Exact name of small business issuer as specified in its charter)

           DELAWARE                                     91-1418002
----------------------------------         -----------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

    1077 Northern Blvd., Roslyn, NY                        11576
----------------------------------------            -------------------
(Address of principal executive offices)                 (Zip Code)

                                 516-365-1909
                              ------------------
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the part 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                                              ---

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On October 9, 2001, there were 4,285,092 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

        PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


                          PROFILE TECHNOLOGIES, INC.
                           Condensed Balance Sheets
                                  (unaudited)

                                                                  September 30,
                                                                      2001         June 30,
                                Assets                             (unaudited)       2001
                                                                  ------------    -----------
Current assets:
     Cash and cash equivalents                                    $    68,909     $   306,058
     Accounts receivable                                              192,523          32,129
     Contract work-in-progress                                        194,035          17,850
     Prepaid expenses and other current assets                         25,770          31,969
                                                                  -----------     -----------
                    Total current assets                              481,237         388,006

Equipment, net                                                        217,823         212,544
Patents, net                                                          209,344         230,492
Other assets                                                           11,008          11,008

                                                                  -----------     -----------
                    Total assets                                  $   919,412     $   842,050
                                                                  ===========     ===========

                 Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable - stockholder                               $         -     $     3,262
     Other accounts payable                                            76,805          52,524
     Accrued liabilities                                               23,856          21,511

                                                                  -----------     -----------
                    Total current liabilities                         100,661          77,297
                                                                  -----------     -----------

Stockholders' equity:
     Common stock, $0.001 par value.  Authorized 10,000,000
        shares; issued an outstanding 4,714,259 shares at
        September 30, 2001 and 4,285,092 at June 30, 2001               4,714           4,285
     Additional paid-in capital                                     7,802,659       7,585,830
     Accumulated deficit                                           (6,988,622)     (6,825,362)

                                                                  -----------     -----------
                    Total stockholders' equity                        818,751         764,753
                                                                  -----------     -----------

                                                                  -----------      -----------
                    Total liabilities and stockholders' equity    $   919,412     $   842,050
                                                                  ===========      ===========

           See accompanying notes to condensed financial statements

                          PROFILE TECHNOLOGIES, INC.
                      Condensed Statements of Operations
                                  (unaudited)


                                                 For the three months ended,
                                                        September 30,
                                                     2001           2000
                                                 --------------------------

Revenues                                         $  341,208      $ 246,421
Cost of revenues                                    141,608        150,550

                                                 ----------      ---------
        Gross profit                                199,600         95,871

Operating expenses:
     Research and development                        72,843         32,480
     General and administrative                     290,833        250,245
                                                 ----------      ---------
     Total operating expenses                       363,676        282,725
                                                 ----------      ---------

        Loss from operations                       (164,076)      (186,854)
                                                 ----------      ---------
Interest income                                         816         22,164
                                                 ----------      ---------
                    Net loss                     $ (163,260)     $(164,690)
                                                 ==========      =========

Basic and diluted net loss per share             $    (0.04)     $   (0.04)
Shares used to calculate basic and diluted
     net loss per share                           4,536,496      4,285,092


           See accompanying notes to condensed financial statements

                          PROFILE TECHNOLOGIES, INC.
                      Condensed Statements of Cash Flows
                                  (unaudited)

                                                                         For the three months ended
                                                                                September 30,
                                                                             2001            2000
                                                                        ---------------------------
Cash flows from operating activities:
     Net loss                                                           $  (163,260)    $  (164,690)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                     42,649          35,584
           Changes in certain assets and liabilities:
              Accounts receivable                                          (160,394)          7,500
              Contract work-in-progress                                    (176,185)       (246,421)
              Prepaid expenses and other current assets                       6,199          20,911
              Accounts payable - stockholder                                 (3,262)              -
              Other accounts payable                                         24,281         (47,735)
              Accrued liabilities                                             2,345         (25,000)
                                                                        -----------     -----------
                    Net cash used in operating activities                  (427,627)       (419,851)

                                                                        -----------     -----------
Cash flows from investing activities - Purchase of equipment                (26,780)         (8,957)

                                                                        -----------     -----------
Cash flows from financing activities - Issuance of common stock, net
        of offering costs                                                   217,258               -

                                                                        -----------     -----------

                    Net decrease in cash and cash equivalents              (237,149)       (428,808)

Cash and cash equivalents at beginning of the period                        306,058       1,744,032
                                                                        -----------     -----------
Cash and cash equivalents at end of the period                          $    68,909     $ 1,315,224
                                                                        ===========     ===========

                    See accompanying notes to condensed financial statements

                           PROFILE TECHNOLOGIES, INC
                              September 30, 2001
                    Notes to Condensed Financial Statements


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

2.    Basis of Presentation

The unaudited interim condensed financial statements and related notes of the Company have been prepared pursuant to the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such instructions. The condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 2001 (filed September 28, 2001). The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Excluded from the computation of diluted loss per share for the three months ended September 30, 2001 are options and warrants to acquire 1,870,167 shares of common stock with a weighted-average exercise price of $3.49 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for the three months ended September 30, 2000 are options and warrants to acquire 1,331,000 shares of common stock with a weighted-average exercise price of $4.12 because their effect would be antidilutive.


4.    Sale of Common Stock

During the three months ended September 30, 2001, the Company raised gross proceeds of $257,500 from the sale of 429,167 shares of common stock and issued one warrant in connection with each share of common stock sold. The warrants are exercisable at $1.00 per share until September 18, 2006. Each share of common stock and warrant was sold for a total of $0.60. The certificates for these shares have not been issued as of September 30, 2001 but are reflected as outstanding in the financial statements.


5.    Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $6,988,622 through September 30, 2001 and has working capital of $380,576 as of
September 30, 2001.   The Company has expended a significant amount of cash in
developing its technology and patented processes. Management recognizes that in order to meet the Company's capital requirements, additional financing will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, there can be no assurance that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


6.    NASDAQ Delisting

On June 27, 2001, the Company announced that it received a Nasdaq Staff Determination on June 20, 2001, indicating that the Company failed to comply with the minimum bid price and net tangible asset/shareholder equity requirements of the Nasdaq Marketplace Rules for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market. On August 10, 2001, the Nasdaq Stock Market suspended trading in the Company's common stock. Effective Monday, August 13, 2001, the Company began trading on the Over the Counter Bulletin Board under the symbol PRTK.

7.    New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives, such as the Company's patents which have a net book value of $209,344 as of September 30, 2001, will continue to be amortized over their respective estimated useful lives. The Company is required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective July 1, 2002. The impact of adopting Statement No. 141 was not material. Because of the extensive effort needed to comply with adopting Statement No. 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's financial statements at this time.


In October, 2001 the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company is required and plans to adopt the provisions of Statement No. 144 for the fiscal year beginning July 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

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

Sales

     We derive revenue from the sale of the EMW inspection service and from research and development activities that have been sponsored by large multinational oil companies and large utilities. The Company relies upon several employees, including the Chief Executive Officer, the Chief Operating Officer and the Vice President - Field Operations, for the Company's sales functions. The Company relies solely upon the employees of the Company to conduct its sales activities.

     During the three months ended September 30, 2001, all of the Company's sales were attributable to three customers. Two of the Company's customers individually accounted for 57% and 40%, and 0% and 100% of its net sales during the three months ended September 30, 2001 and 2000, respectively.

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

Results of Operations

     Revenues for the three months ended September 30, 2001 were $341,208 which represented an increase of $94,787 or 38% as compared to revenues of $246,421 for the three months ended September 30, 2000. This increase was primarily due to additional work performed on the North Slope of Alaska.

     Cost of revenues decreased 6% to $141,608 for the three months ended September 30, 2001 compared to $150,550 for the three months ended September 30, 2000. The decrease in cost of revenues is primarily due to the Company becoming more efficient in the delivery of its services.

     Gross profit increased to $199,600 for the three months ended September 30, 2001 from gross profit of $95,871 for the three months ended September 30, 2000. The increase in gross profit for the three months ended September 30, 2001 as compared to the same quarter of the previous year resulted from efficiencies in the testing services performed and certain fixed costs that do not fluctuate based on revenue.

     Research and development expenses for the three months ended September 30, 2001 increased 124% to $72,843 from $32,480 for the three months ended September 30, 2000, an increase of $40,363. The increase is due to certain employees spending more time on research and development and less time on revenue generating contracts.

     General and administrative expenses increased 16% to $290,833 for the three months ended September 30, 2001 from $250,245 for the three months ended September 30, 2000, an increase of $40,588. The increase is due to additional administrative expenses as a result of increased operating activities.

     Loss from operations decreased 12% to $164,076 for the three months ended September 30, 2001 compared to $186,854 for the three months ended September 30, 2000. The decrease is due to higher revenues, which were partially offset by higher operating costs.

     Interest income decreased to $816 for the three months ended September 30, 2001 down from $22,164 for the three months ended September 30, 2000. This decrease was the result of declining cash and cash equivalent balances as the Company used such resources to sustain its commercial operations and research and development activities and lower rates of return on invested funds.

     Net Loss decreased 1% to $163,260 for the three months ended September 30, 2001 compared to $164,690 for the three months ended September 30, 2000.

Liquidity and Capital Resources

     Net cash used in operating activities was $427,627 for the three months ended September 30, 2001 compared with $419,851 for the three months ended September 30, 2000, primarily as a result of the Company's net loss and an increase in accounts receivable and contract work-in-progress.

     Net cash used in investing activities was $26,780 for the three months ended September 30, 2001 compared with $8,957 for the three months ended September 30, 2000, as the Company increased its purchases of equipment.

     Net cash from financing activities was $217,258 for the three months ended September 30, 2001 compared to $0 for the three months ended September 30, 2000. The net cash provided by financing activities was due to the sale of common stock during the quarter.

     The Company's cash and cash equivalents as of September 30, 2001 were $68,909 and the Company had no material long-term commitments or material commitments for capital expenditures.

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

     The Company anticipates that capital will be expended to develop infrastructure to support anticipated future growth. As a result, it is expected that cash will be used in operations and to meet capital expenditure requirements. The Company expects that accounts receivable and contract work-in-progress will continue to increase to the extent revenues rise. Any such increase that occurs at the same time or at a greater rate than an increase in revenue can be expected to reduce cash and cash equivalents. The Company has incurred cumulative losses of $6,988,622 through September 30, 2001 and had working capital of only $380,576 as of September 30, 2001. Management recognizes that in order to meet the Company's capital requirements, additional financing, in addition to the net proceeds of $217,258 raised from June 30, 2001 through September 30, 2001 will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, there can be no assurance that the Company will be able to continue as a going concern.

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

Item 2. Changes in Securities.

     In connection with a confidential offering memorandum dated July 9, 2001, as supplemented, the Company raised, up through September 30, 2001, $257,500 through stock subscriptions for 429,167 shares of our common stock and warrants to acquire 429,167 shares of our common stock in a private placement of securities. The warrants have an exercise price of $1.00 and can be exercised prior to September 18, 2006. The shares and the warrants were offered directly by the Company and by R.F. Lafferty. R.F. Lafferty did not place any of the shares and warrants. All of the investors were accredited investors. We relied on Section 4(2) of the Securities Act and on Rule 506 of Regulation D in selling the shares and warrants without registering the offering under the Securities Act.

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

                                                   PROFILE TECHNOLOGIES, INC.
                                                   --------------------------
                                                   (Registrant)


Date: November 14, 2001                            /s/ Henry E. Gemino
                                                   --------------------------
                                                   Henry E. Gemino
                                                   Chief Executive Officer;
                                                   Chief Financial Officer