Form 10QSB
period 2001-12-31
PROFILE TECHNOLOGIES INC
filed 2002-02-14
CIK 1014653

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2001
                                       -----------------



[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from                   to
                                      -----------------     ---------------

                         Commission file number 0-21151
                                                -------

                           PROFILE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                              91-1418002
-------------------------------                            ------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                             Identification No.)


Two Park Avenue, Suite 201, Manhasset, NY                         11030
-----------------------------------------                      ------------
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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On February 7, 2002, there were 4,957,092 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]




     PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.


                                       PROFILE TECHNOLOGIES, INC.
                                        Condensed Balance Sheets
                                              (unaudited)


                                                                  December 31,             June 30,
                                Assets                                2001                   2001
                                                                  ------------            -----------

Current assets:
     Cash and cash equivalents                                     $   125,641            $   306,058
     Accounts receivable                                               171,982                 32,129
     Contract work-in-progress                                            --                   17,850
     Prepaid expenses and other current assets                          11,276                 31,969
                                                                   -----------            -----------
                    Total current assets                               308,899                388,006

Equipment, net                                                         196,919                212,544
Patents, net                                                           188,196                230,492
Other assets                                                            12,108                 11,008
                                                                   -----------            -----------
                    Total assets                                   $   706,122            $   842,050
                                                                   ===========            ===========

                 Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable - stockholder                                $      --              $     3,262
     Other accounts payable                                             70,799                 52,524
     Accrued liabilities                                                72,569                 21,511
                                                                   -----------            -----------
                    Total current liabilities                          143,368                 77,297
                                                                   -----------            -----------

Stockholders' equity:
     Common stock, $0.001 par value.  Authorized 10,000,000
        shares; issued an outstanding 4,949,592 shares at
        December 31, 2001 and 4,285,092 at June 30, 2001                 4,950                  4,285
     Additional paid-in capital                                      7,943,623              7,585,830
     Accumulated deficit                                            (7,385,819)            (6,825,362)
                                                                   -----------            -----------
                    Total stockholders' equity                         562,754                764,753
                                                                   -----------            -----------

                                                                   -----------            -----------
                    Total liabilities and stockholders' equity     $   706,122            $   842,050
                                                                    ===========            ===========


                    See accompanying notes to condensed financial statements.



                                               PROFILE TECHNOLOGIES, INC.
                                           Condensed Statements of Operations
                                                      (unaudited)


                                                          For the three months ended     For the six months ended
                                                                  December 31,                  December 31,
                                                             2001           2000            2001            2000
                                                         ---------------------------    ---------------------------

Revenue                                                  $    63,365     $    31,329    $   404,573     $   277,750
Cost of revenue                                              112,464         102,989        254,072         253,539
                                                         -----------     -----------    -----------     -----------

        Gross profit (loss)                                  (49,099)        (71,660)       150,501          24,211

Operating Expenses:
     Research and development                                 98,720          93,741        171,563         126,221
     Selling, general and administrative                     249,545         283,469        540,378         533,714
                                                         -----------     -----------    -----------     -----------
        Total operating expenses                             348,265         377,210        711,941         659,935
                                                         -----------     -----------    -----------     -----------

        Loss from operations                                (397,364)       (448,870)      (561,440)       (635,724)
                                                         -----------     -----------    -----------     -----------

Interest income                                                  167          17,665            983          39,829
                                                         -----------     -----------    -----------     -----------
                    Net loss                             $  (397,197)    $  (431,205)   $  (560,457)    $  (595,895)
                                                         ===========     ===========    ===========     ===========

Basic and diluted net loss per share                     $     (0.08)    $     (0.10)   $     (0.12)    $     (0.14)

Shares used to calculate basic and diluted
     net loss per share                                    4,773,904       4,285,092       4,655,200      4,285,092


                               See accompanying notes to condensed financial statements.






                                           PROFILE TECHNOLOGIES, INC.
                                       Condensed Statements of Cash Flows
                                                  (unaudited)

                                                                              For the six months ended
                                                                                    December 31,
                                                                              2001                   2000
                                                                          ----------------------------------

Cash flows from operating activities:
     Net loss                                                             $  (560,457)           $  (595,895)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                       84,701                 71,631
           Stock compensation expense                                            --                    6,416
           Changes in certain assets and liabilities:
              Accounts receivable                                            (139,853)              (130,000)
              Contract work-in-progress                                        17,850                 69,779
              Prepaid expenses and other current assets                        20,693                 37,186
              Other assets                                                     (1,100)                  --
              Accounts payable - stockholder                                   (3,262)                (1,178)
              Other accounts payable                                           18,275                (47,735)
              Accrued liabilities                                              51,058                (19,548)
                                                                          -----------            -----------
                    Net cash used in operating activities                    (512,095)              (609,344)

                                                                          -----------            -----------

Cash flows from investing activities-purchases of equipment                   (26,780)               (16,530)

Cash flows from financing activities- issuance of common stock
        and warrants, net of offering costs                                   358,458                   --
                                                                          -----------            -----------
                    Net decrease in cash and cash equivalents                (180,417)              (625,874)

Cash and cash equivalents at beginning of the period                          306,058              1,744,032
                                                                          -----------            -----------

Cash and cash equivalents at end of the period                            $   125,641            $ 1,118,158
                                                                          ===========            ===========


                    See accompanying notes to condensed financial statements.





                            PROFILE TECHNOLOGIES, INC
                                December 31, 2001
                Notes to Unaudited Condensed Financial Statements


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

2.    Basis of Presentation

The unaudited interim condensed financial statements and related notes of the Company have been prepared pursuant to the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such instructions. The condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 2001 (filed September 28, 2001). The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Excluded from the computation of diluted loss per share for the three and six months ended December 31, 2001 are options and warrants to acquire approximately 2,295,000 shares of common stock with a weighted-average exercise price of $3.03 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for the three and six months ended December 31, 2000 are options and warrants to acquire approximately 1,381,000 shares of common stock with a weighted-average exercise price of $4.19 because their effect would be antidilutive.


4.    Sale of Common Stock

During the six months ended December 31, 2001, the Company raised gross proceeds of $398,700 from the sale of 664,500 shares of common stock and issued one warrant in connection with each share of common stock sold. The warrants are exercisable at $1.00 per share until September, 2006. Each share of common stock and warrant was sold for a total of $0.60. Directors and related parties to the directors purchased a total of apaproximately 300,000 shares of common stock.

5.    Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $7,385,819 through December 31, 2001 and has working capital of $165,531 as of December 31, 2001. The Company has expended a significant amount of cash in developing its technology and patented processes. Management recognizes that in order to meet the Company's ongoing operating and capital requirements, additional financing will be necessary over the next two to three months to continue as a going concern. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, there can be no assurance that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 through December 2001 until the Company has sufficient resources to pay the amounts owed. At December 31, 2001, the Company accrued approximately $70,000 related to the deferred payment of the salaries and consulting fees which is included under accrued liabilities.

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

7.    New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives, such as the Company's patents, which have a net book value of $188,196 as of December 31, 2001, will continue to be amortized over their respective estimated useful lives. The Company is required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective July 1, 2002. The impact of adopting Statement No. 141 was not material. The adoption of Statement No. 142 is not expected to have a material impact on the Company's financial statements.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

GENERAL

     Since its inception in 1988, Profile Technologies, Inc. (the "Company"), a Delaware corporation, has been engaged in the business of researching and developing a high speed scanning process, which is nondestructive and noninvasive, to test remotely buried and insulated pipelines for corrosion. The Company's electromagnetic wave inspection process, referred to as EMW, is a patented process of analyzing the waveforms of electrical impulses in a way that extracts point-to-point information along a segment of pipeline to illustrate the integrity of the entire pipeline. This process involves sending an electrical pulse along the pipe being tested from each of two locations toward varying intersecting points between the two locations. At least one of the modified pulses is analyzed to determine whether an anomaly exists at the intersecting location.

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

     During the six months ended December 31, 2001 and 2000, all of the Company's sales were attributable to four and five customers, respectively. Two of the Company's customers individually accounted for 36% and 52% of net sales for the six months ended December 31, 2001, and one customer accounted for 89% of net sales for the six months ended December 30, 2000.

Marketing

     The Company's sales and marketing strategy includes positioning the Company's EMW as the method of choice to detect pipeline corrosion where the pipelines are either inaccessible to other inspection tools or much more costly to inspect with tools other than the Company's EMW inspection. The Company does not have a designated sales force, but currently relies upon several employees, including the Chief Executive Officer, the Chief Operating Officer and the Vice President - Field Operations, for the Company's sales functions.

RESULTS OF OPERATIONS

     Revenue increased to $63,365 for the three months and $404,573 for the six months ended December 31, 2001, compared to $31,329 for the three months and $277,750 for the six months ended December 31, 2000. This increase was primarily due to additional work performed on the North Slope of Alaska. The Company's revenues have historically been fairly seasonal with revenues lowest during the winter months.

     Cost of revenue increased to $112,464 for the three months and $254,072 for the six months ended December 31, 2001, compared to $102,989 for the three months and $253,539 for the six months ended December 31, 2000.

     Gross loss was $49,099 for the three months and gross profit was $150,501 for the six months ended December 31, 2001, compared to a gross loss of $71,660 for the three months and gross profit of $24,211 for the six months ended December 31, 2000. The increase in gross profit for the six months ended December 31, 2001 as compared to the same period in the prior year is primarily due to efficiencies in the testing services performed and certain fixed costs that do not fluctuate based on revenue.

     Research and development expenses increased to $98,720 for the three months and $171,563 for the six months ended December 31, 2001, compared to $93,741 for the three months and $126,221 for the six months ended December 31, 2000. The increase for the six month period ended December 31, 2001, compared to the six month period ended December 31, 2000, was due to certain employees spending more time on research and development and less time on revenue generating contracts.

     General and administrative expenses decreased to $249,545 for the three months and $540,378 for the six months ended December 31, 2001, compared to $283,469 for the three months and $533,714 for the six months ended December 31, 2000. The decrease for the three months ended December 31, 2001 is due to the Company incurring higher recruiting and training costs in the prior year related to the Company's efforts to increase the size of its operations.

     Loss from operations decreased to $397,364 for the three months and $561,440 for the six months ended December 31, 2001, compared to $448,870 for the three months and $635,724 for the six months ended December 31, 2000. The decrease for the three months ended December 31, 2001 compared to the same period in the prior year is due to higher revenues. As a result of the Company's cost structure including a significant amount of fixed costs, fluctuations in revenue will significantly impact the Company's gross margin and loss from operations.

     Interest income decreased to $167 for the three months and $983 for the six months ended December 31, 2001, down from $17,665 for the three months and $39,829 for the six months ended December 31, 2000. This decrease was the result of declining cash and cash equivalent balances as the Company used such resources to sustain its commercial operations and research and development activities and lower rates of return on invested funds.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $512,095 for the six months ended December 31, 2001, compared with $609,344 for the six months ended December 31, 2000. The decrease in the cash used in operating activities is primarily as a result of an agreement by certain employees, officers and directors of the Company to defer the payment of a portion of their salaries and consulting fees until the Company has sufficient resources to pay the amounts accrued. At December 31, 2001, the Company has accrued approximately $70,000 related to the deferred payment of the salaries and consulting fees which is included under accrued liabilities.

     Net cash used in investing activities was $26,780 for the six months ended December 31, 2001, compared with $16,530 for the six months ended December 31, 2000. The Company's investing activities consisted of the purchase of additional office and field equipment.

     Net cash from financing activities was $358,458 for the six months ended December 31, 2001, compared to $0 for the six months ended December 31, 2000. The net cash provided by financing activities was due to the sale of common stock and warrants.

     The Company's cash and cash equivalents as of December 31, 2001 were $125,641, compared to $306,058 as of June 30, 2001 and $1,118,158 as of December
31, 2000, and the Company had no material long-term commitments or material commitments for capital expenditures.

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

     Capital will be expended to support operations until the Company can generate sufficient cash flows from operations. In order for the Company to generate cash flows from operations, the Company must secure additional revenue generating contracts. The Company expects that accounts receivable and contract work-in-progress will continue to increase to the extent revenues rise. Any such increase that occurs at the same time or at a greater rate than an increase in revenue can be expected to reduce cash. Additionally, the Company anticipates that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support the future growth. There can be no assurance that the Company will be able to secure additional revenue generating contracts to provide sufficient cash.

     The Company has incurred cumulative losses of $7,385,819 through December 31, 2001 and had working capital of only $165,531 as of December 31, 2001. During the six months ended December 31, 2001, the Company used $512,095 of cash in operating activities. With working capital of only $165,531 at December 31, 2001, the Company will need additional financing over the next two to three months to be able to continue as a going concern. Management recognizes that in order to meet the Company's on-going capital and operating expense requirements, additional financing, in addition to the net proceeds of $145,750 raised from October 1, 2001 through December 31, 2001 will be necessary. The Company is evaluating alternative sources of financing, including seeking industry-partner investment through joint venture or other possible arrangements, to improve its cash position and is also undertaking efforts to raise capital from more conventional sources. Further, the Company is making on-going efforts to reduce its on-going expense requirements including payroll. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, there can be no assurance that the Company will be able to continue as a going concern.

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

Item 2. Changes in Securities.

     In connection with a confidential offering memorandum dated July 9, 2001, as supplemented, the Company raised, between October 1, 2001 and the date of this filing $145,750 through stock subscriptions for 242,833 shares of our common stock and warrants to acquire 242,833 shares of our common stock in a private placement of securities. The warrants have an exercise price of $1.00 and can be exercised prior to November 30, 2006. The shares and the warrants were offered directly by the Company, the Talisman Group and R.F. Lafferty. The Talisman Group and R.F. Lafferty did not place any of the shares and warrants. All of the investors were accredited investors. We relied on Section 4(2) of the Securities Act and on Rule 506 of Regulation D in selling the shares and warrants without registering the offering under the Securities Act.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a) The annual meeting of the Company's shareholders was held on November 13, 2001.

     (b) At such annual meeting, the stockholders of the Company elected G. L. Scott, Henry E. Gemino, Murphy Evans, John Tsungfen Kuo, Charles Christenson and William A. Krivsky as directors for one-year terms. The elections were approved by the following votes:


         Directors                          For               Withheld
         ---------                          ---               --------

         G. L. Scott                        3,652,999         259,712
         Henry E. Gemino                    3,628,999         283,712
         Murphy Evans                       3,639,999         272,712
         John Tsungfen Kuo                  3,062,799         849,912
         Charles Christenson                3,653,799         258,912
         William A. Krivsky                 3,653,799         258,912

Item 5. Other Information.

     Effective January 1, 2002, Dr. John T. Kuo retired as Chief Technology Officer. However, Dr. Kuo will remain on the Company's Board as Vice Chairman and, in that capacity, will help guide the further development of the Company's technology. In this connection, the Company has retained Dr. Marcus Zahn of M.I.T. to model the Company's data interpretation process mathematically in what it is hoped will be the first step in a successful automation of that process.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         None

     (b) Reports on Form 8-K

         None

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               /s/ PROFILE TECHNOLOGIES, INC.
                                               -----------------------------
                                              (Registrant)


Date: February 14, 2002                       /s/ Henry E. Gemino
                                              ----------------------------------
                                              Henry E. Gemino
                                              Chief Executive Officer;
                                              Chief Financial Officer