Form 10QSB
period 2002-03-31
PROFILE TECHNOLOGIES INC
filed 2002-05-15
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[ x ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

                  For the quarterly period ended March 31, 2002


[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from _________________ to _________________


                         Commission file number 0-21151

                           PROFILE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


          DELAWARE                                               91-1418002
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                               Identification No.)

Two Park Avenue, Suite 201, Manhasset, NY                          11030
-----------------------------------------                    -------------------
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

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On March 31, 2002, there were 4,959,842 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]



PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.


                                     PROFILE TECHNOLOGIES, INC.
                                      Condensed Balance Sheets
                                           (unaudited)


                                                                March 31,               June 30,
                                Assets                             2002                   2001
                                                               -----------             -----------

Current assets:
     Cash and cash equivalents                                 $    25,362             $   306,058
     Accounts receivable                                              --                    32,129
     Contract work-in-progress                                        --                    17,850
     Prepaid expenses and other current assets                      58,037                  31,969

                                                               -----------             -----------
                    Total current assets                            83,399                 388,006

Equipment, net                                                     178,416                 212,544
Patents, net                                                       167,048                 230,492
Other assets                                                        10,158                  11,008

                                                               -----------             -----------
                    Total assets                               $   439,021             $   842,050
                                                               ===========             ===========

                 Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable - stockholder                            $      --               $     3,262
     Other accounts payable                                        170,237                  52,524
     Accrued liabilities                                           128,569                  21,511
     Payable to stockholder                                         20,000                    --

                                                               -----------             -----------
                    Total current liabilities                      318,806                  77,297
                                                               -----------             -----------

Stockholders' equity:
     Common stock, $0.001 par value.  Authorized 10,000,000
       Shares; issued and outstanding 4,959,842 shares at
       March 31, 2002 and 4,285,092 at June 30, 2001                 4,960                   4,285
     Additional paid-in capital                                  7,956,530               7,585,830
     Accumulated deficit                                        (7,841,275)             (6,825,362)
                                                               -----------             -----------
                    Total stockholders' equity                     120,215                 764,753
                                                               -----------             -----------



Total liabilities and stockholders' equity                     $   439,021             $   842,050
                                                               ===========             ===========



                    See accompanying notes to condensed financial statements.





                                                 PROFILE TECHNOLOGIES, INC.
                                            Condensed Statements of Operations
                                                       (unaudited)


                                                        For the three months ended       For the nine months ended
                                                                 March 31,                         March 31,
                                                            2002           2001             2002            2001
                                                        ---------------------------     ---------------------------

Revenue                                                 $      --       $    27,500     $   404,573     $   305,250
Cost of revenue                                              49,737          73,577         303,809         327,116

                                                        -----------     -----------     -----------     -----------

        Gross profit (loss)                                 (49,737)        (46,077)        100,764         (21,866)


     Research and development                               140,754          97,389         312,317         223,610
     Selling, general and administrative                    264,977         249,725         805,355         783,439
                                                        -----------     -----------     -----------     -----------
         Total operating expenses                           405,731         347,114       1,117,672       1,007,049
                                                        -----------     -----------     -----------     -----------

        Loss from operations                               (455,468)       (393,191)    (1,016,908)     (1,028,915)
                                                        -----------     -----------     -----------     -----------

Interest income                                                  12          13,637             995          53,466
                                                        -----------     -----------     -----------     -----------
                     Net loss                           $  (455,456)    $  (379,554)    $(1,015,913)    $  (975,449)
                                                        ===========     ===========     ===========     ===========

Basic and diluted net loss per share                    $     (0.09)    $     (0.09)    $     (0.21)    $     (0.23)

Shares used to calculate basic and diluted
     net loss per share                                   4,954,875       4,285,092       4,753,633       4,285,092



                    See accompanying notes to condensed financial statements.





                                         PROFILE TECHNOLOGIES, INC.
                                     Condensed Statements of Cash Flows
                                                (unaudited)

                                                                           For the nine months ended
                                                                                   March 31,
                                                                           2002                 2001
                                                                      ----------------------------------

Cash flows from operating activities:
     Net loss                                                          $(1,015,913)          $  (595,895)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                   124,352                71,631
           Stock compensation expense                                        2,917                 6,416
           Stock issued for rent                                             5,500                  --
           Changes in certain assets and liabilities:
              Accounts receivable                                           32,129              (130,000)
              Contract work-in-progress                                     17,850                69,779
              Prepaid expenses and other current assets                    (26,068)               37,186
              Other assets                                                     850                  --
              Accounts payable - stockholder                                (3,262)               (1,178)
              Other accounts payable                                       117,713               (47,735)
              Accrued liabilities                                          107,058               (19,548)
                                                                       -----------           -----------
                    Net cash used in operating activities                 (636,874)             (609,344)
                                                                       -----------           -----------

Cash flows from investing activities - purchases of equipment              (26,780)              (16,530)

Cash flows from financing activities:
        Issuance of common stock and warrants, net of offering costs       362,958                  --
        Payable to stockholder                                              20,000                  --
                                                                       -----------           -----------
                    Net cash provided by financing activities              382,958                  --
                                                                       -----------           -----------
                    Net decrease in cash and cash equivalents             (280,696)             (625,874)

Cash and cash equivalents at beginning of the period                       306,058             1,744,032
                                                                       -----------           -----------

Cash and cash equivalents at end of the period                         $    25,362           $ 1,118,158
                                                                       ===========           ===========


                    See accompanying notes to condensed financial statements.


                            PROFILE TECHNOLOGIES, INC
                                 March 31, 2002
                Notes to Unaudited Condensed Financial Statements


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

2.    Basis of Presentation

The unaudited interim condensed financial statements and related notes of the Company have been prepared pursuant to the instructions to Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such instructions. The condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 2001 (filed September 28, 2001). The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2002 are options and warrants to acquire approximately 2,287,000 shares of common stock with a weighted-average exercise price of $3.01 because their effect would be antidilutive. Excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2001 are options and warrants to acquire approximately 1,381,000 shares of common stock with a weighted-average exercise price of $4.19 because their effect would be antidilutive. Also excluded are up to 248,000 options at an exercise price of $1.00 per share and a five year term that may be issued if certain employees, officers and directors elect to convert portions of their deferred salaries and consulting fees, because their effect would be antidilutive.

4.    Sale of Common Stock

During the nine months ended March 31, 2002, the Company raised gross proceeds of $403,200 from the sale of 672,000 shares of common stock and issued one warrant in connection with each share of common stock sold. The warrants are exercisable at $1.00 per share until September, 2006. Each share of common stock and warrant was sold for a total of $0.60. Directors and related parties to the directors purchased a total of approximately 307,500 shares of common stock. Additionally, the Company issued 2,750 shares of common stock for the payment of rent.

On March 18, 2002, the Board of Directors approved an offering of one million (1,000,000) shares of the Company's Common Stock at a price of $.70 per share, with attached warrants (the "Offering"). Each warrant will entitle the holder to purchase one share of Common Stock at an exercise price of $1.05 per share until April 4, 2007. During the period from April 1, 2002 through May 9, 2002, the Company raised gross proceeds totaling $201,250 from the sale of 287,500 shares of common stock and issued one warrant in connection with each share of common stock sold.

During the three months ended March 31, 2002, the Company issued options and warrants to purchase 55,000 common shares to consultants with exercise prices of $1.00 per share and expiration dates ranging from December 2004 through January 2007. Of the 55,000 options and warrants, 40,000 are subject to vesting in the upcoming year. The fair value of the unvested options and warrants will be remeasured each reporting date until the vesting and service conditions have been met by the consultants. Compensation expense related to these grants recognized during the three months ended March 31, 2002 was $2,917.

In May, 2002, the Board of Directors approved the grant of an additional warrant to purchase 5,000 common shares to a consultant at an exercise price of $1.00 per share with an expiration date in February, 2005.

5.    Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $7,841,275 through March 31, 2002 and has a working capital deficit of $235,407 as of March 31, 2002. The Company has expended a significant amount of cash in developing its technology and patented processes. Management recognizes that in order to meet the Company's ongoing operating and capital requirements, additional financing will be necessary over the next two to three months to continue as a going concern. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. As discussed in Note 4, the Company raised gross proceeds totaling $201,250 subsequent to March 31, 2002 through May 9, 2002. The Company will need additional capital above the amount raised during this period. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, there can be no assurance that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 until the Company has sufficient resources to pay the amounts owed. At March 31, 2002, the Company accrued approximately $124,000 related to the deferred payment of the salaries and consulting fees which is included under accrued liabilities. On March 18, 2002, the Board of Directors approved a conversion right whereby for each dollar of deferred salary and fees, the employee, officer or director could receive in exchange an option to purchase two shares of common stock at an exercise price of $1.00 per share with a five year term. No conversions have been exercised.

On May 9, 2002, the Company entered into a bridge loan of up to $150,000 with Murphy Evans, President and a director of the Company. As of March 31, 2002, Mr. Evans had loaned the Company $20,000. An additional $106,000 was loaned between April 1, 2002 and May 9, 2002. Pursuant to the terms of the loan, once Mr. Evans has loaned the Company $125,000, the Company will cancel 150,000 warrants held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share and issue to Mr. Evans 150,000 five-year warrants with exercise prices of $1.05 per share. If the Company raises $400,000 pursuant to the Offering within 90 days of May 9, 2002, the entire loan amount will be converted into the Company's common stock in accordance with the terms of the Offering. If the Company is unsuccessful in raising $400,000 pursuant to the Offering within 90 days of May 9, 2002, the Company will be obligated to begin monthly loan payments of $25,000 per month with interest accruing at 6% per annum on the unpaid balance.

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

7.    New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives, such as the Company's patents, which have a net book value of $167,048 as of March 31, 2002, will continue to be amortized over their respective estimated useful lives. The Company is required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective July 1, 2002. The impact of adopting Statement No. 141 was not material. The adoption of Statement No. 142 is not expected to have a material impact on the Company's financial statements.

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

     During the nine months ended March 31, 2002 and 2001, all of the Company's sales were attributable to four and three customers, respectively. Two of the Company's customers individually accounted for 36% and 52% of net sales for the nine months ended March 31, 2002, and one customer accounted for 81% of net sales for the nine months ended March 31, 2001.

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

RESULTS OF OPERATIONS

     Revenue decreased to $0 for the three months and increased to $404,573 for the nine months ended March 31, 2002, compared to $27,500 for the three months and $305,250 for the nine months ended March 31, 2001. As explained in more detail under "Part II, Item 5. Other Information," the Company began a major project in January to redesign and upgrade its hardware and software. That project is nearing completion, and the Company has ordered new equipment in anticipation of returning to the North Slope of Alaska in June. However, pending completion of the work described under "Part II, Item 5. Other Information," the Company has not attempted to service any commercial contracts and, accordingly did not generate any revenues during the quarter ended March 31, 2002. The increase for the nine-month period was primarily due to additional work performed on the North Slope of Alaska during the first six months of the fiscal year. The Company's revenues have historically been fairly seasonal with revenues lowest during the winter months.

     Gross loss was $49,737 for the three months and gross profit was $100,764 for the nine months ended March 31, 2002, compared to a gross loss of $46,077 for the three months and gross loss of $21,866 for the nine months ended March 31, 2001. The Company has certain fixed costs and therefore cost of revenue will not fluctuate directly with changes in the amount of revenue recognized during a period. The decrease in cost of revenue for the three months ended March 31, 2002 is due to the Company not performing work on any service contracts while still incurring its fixed overhead costs. The increase in gross profit for the nine months ended March 31, 2002 as compared to the same period in the prior year is primarily due to efficiencies in the testing services performed and certain fixed costs that do not fluctuate based on revenue.

     Research and development expenses increased to $140,754 for the three months and $312,317 for the nine months ended March 31, 2002, compared to $97,389 for the three months and $223,610 for the nine months ended March 31, 2001. The increase for the nine month period ended March 31, 2002, compared to the nine month period ended March 31, 2001, was due to certain employees spending more time on research and development and less time on revenue generating contracts.

     General and administrative expenses increased to $264,977 for the three months and $805,355 for the nine months ended March 31, 2002, compared to $249,725 for the three months and $783,439 for the nine months ended March 31, 2001. The increase for the three and nine months ended March 31, 2002 is due to the Company focusing more of its efforts on marketing related activities.

     Loss from operations increased to $455,468 for the three months and decreased to $1,016,908 for the nine months ended March 31, 2002, compared to $393,191 for the three months and $1,028,915 for the nine months ended March 31, 2001. The increase for the three months ended March 31, 2002 compared to the same period in the prior year is due mainly to no revenues during the quarter.

     Interest income decreased to $12 for the three months and $995 for the nine months ended March 31, 2002, down from $13,637 for the three months and $53,466 for the nine months ended March 31, 2001. This decrease was the result of declining cash and cash equivalent balances as the Company used such resources to sustain its commercial operations and research and development activities and lower rates of return on invested funds.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities was $636,874 for the nine months ended March 31, 2002, compared with $609,344 for the nine months ended March 31, 2001. At March 31, 2002, the Company has accrued approximately $124,000 related to deferred payment of the salaries and consulting and board fees which is included under accrued liabilities.

     Net cash used in investing activities was $26,780 for the nine months ended March 31, 2002, compared with $16,530 for the nine months ended March 31, 2001. The Company's investing activities consisted of the purchase of additional office and field equipment.

         Net cash from financing activities was $382,958 for the nine months ended March 31, 2002, compared to $0 for the nine months ended March 31, 2001. The net cash provided by financing activities was primarily due to the sale of common stock and warrants.

     The Company's cash and cash equivalents as of March 31, 2002 were $25,362, compared to $306,058 as of June 30, 2001, and the Company had no material long-term commitments or material commitments for capital expenditures.

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

         Capital will be expended to support operations until the Company can generate sufficient cash flows from operations. In order for the Company to generate cash flows from operations, the Company must generate additional revenue generating contracts. The Company expects that accounts receivable and contract work-in-progress will increase to the extent revenues rise. Any such increase that occurs at the same time or at a greater rate than an increase in revenue can be expected to reduce cash. Additionally, the Company anticipates that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support future growth. There can be no assurance that the Company will be able to secure additional revenue generating contracts to provide sufficient cash.

         The Company has incurred cumulative losses of $7,841,275 through March 31, 2002 and had negative working capital of $235,407 as of March 31, 2002. During the nine months ended March 31, 2002, the Company used $636,874 of cash in operating activities. With negative working capital of $235,407 at March 31, 2002, the Company will need additional financing over the next two to three months to be able to continue as a going concern. Management recognizes that in order to meet the Company's on-going capital and operating expense requirements, additional financing will be necessary.

     On March 18, 2002, the Board of Directors approved an offering of one million (1,000,000) shares of the Company's Common Stock at a price of $.70 per share, with attached warrants (the "Offering"). Each warrant will entitle the holder to purchase one (1) share of Common Stock at an exercise price of $1.05 per share until April 4, 2007. Between April 4, 2002 and May 9, 2002, the Company has raised $201,250 through this Offering.

     On May 9, 2002, the Company entered into a bridge loan of up to $150,000 with Murphy Evans, President and a director of the Company. Mr. Evans has currently loaned the Company $126,000 pursuant to this bridge loan. Pursuant to the terms of the loan, once Mr. Evans loaned the Company $125,000, the Company will cancel 150,000 warrants, currently held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share and issue to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05. If the Company raises $400,000 pursuant to the Offering within 90 days of May 9, 2002, the entire loan amount will be converted into the Company's common stock in accordance with the terms of the Offering. If the Company is unsuccessful in raising $400,000 pursuant to the Offering within 90 days of May 9, 2002, the Company will be obligated to begin monthly loan payments of $25,000 per month with interest accruing at 6% per annum on the unpaid balance. The Company's Board of Directors approved the terms of this loan.

     In addition, the Company is evaluating alternative sources of financing, including seeking industry-partner investment through joint venture or other possible arrangements, to improve its cash position and is also undertaking efforts to raise capital from more conventional sources. Further, the Company is making on-going efforts to reduce its on-going expense requirements including payroll. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, there can be no assurance that the Company will be able to continue as a going concern.

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

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, it cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any individual assumes responsibility for the accuracy and completeness of such statements.

PART II-- OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2. Changes in Securities.

     In connection with the Company's 1999 Stock Plan, the Company issued, between January 1, 2002 and March 31, 2002, options and warrants for 60,000 shares of common stock to one employee and two consultants of the Company. The options/warrants have an exercise price of $1.00. 20,000 options/warrants are presently exercisable with the remainder exercisable upon completion of additional service in the upcoming year. The options and warrants were issued directly by the Company and have an exercisability period ending between December 31, 2004 and January 2, 2007.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     The Company has recently retained Dr. Marcus Zahn of the Massachusetts Institute of Technology (M.I.T.) to model the Company's data interpretation process mathematically in what was designed to be the first step in a successful automation of that process. The Company has also recently retained Dr. Charles
A. Frost, President of Pulse Power Physics, Inc., Albuquerque, New Mexico, to design and test certain improvements to the Company's EMW antennas, pulsers and other equipment.

     The Company developed the EMWSM technology to its present stage through practical investigation into the ways that corrosion affects electromagnetic waves traveling along the surface of carbon steel pipe. Through experimentation, field data gathering procedures were identified that enabled the Company to acquire data sets of sufficient quality to permit the identification of certain anomalies directly related to the presence of corrosion. In the years since the first verified correlation results were produced, the Company has worked to refine its testing methods, hardware, software and data interpretation procedures associated with EMW testing. This work has primarily focused on improving the procedures and equipment originally used by the Company's founder, Gale Burnett.

     After reviewing the technology with Dr. John Kuo, a director and former officer of the Company, Drs. Zahn and Frost committed to the data interpretation automation project with the understanding that the tools developed would need to be completed and fully tested prior to the Company's planned work on the North Slope of Alaska in early summer of 2002. By producing a model based on the actual physical laws that govern the system, rather than just the observed phenomena, the electromagnetic input to the pipe and the data extraction from the pipe can be optimized and, the Company believes, automated to a large degree. The total cost of Dr. Zahn's project, including equipment and consulting hours, is anticipated to be approximately $100,000.

     Dr. Frost, a leader in pulse technology, is analyzing the total hardware package currently being used by the Company and has made specific recommendations that have improved data quality. These improvements should ultimately facilitate Dr. Zahn's efforts to model the data interpretation process.

     Dr. Frost's recommendations have, in the last few weeks, dramatically improved the signal to noise ratio, and his antenna design promises to greatly reduce environmental interference. Upgraded pulsers and improved equipment configurations will further improve the data. The Company has already begun verification testing using several of Dr. Frost's recommendations. The improvement in the data is dramatic. Many anomalies can now be seen in the raw data prior to smoothing and other data processing. Dr. Frost's project, including the purchase of 2-3 new pulsers, will cost approximately $150,000. Dr. Frost's current project should be completed by the end of May in time for the Company's anticipated return to the North Slope of Alaska in June.

     In summary, Drs. Frost and Zahn are working together to re-engineer the Company's system in ways that will optimize testing, rather than merely trying to improve equipment currently in use.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          4.1 Loan Agreement, by and between the Registrant and Murphy Evans, dated May 9, 2002 is filed herewith.

     (b) Reports on Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROFILE TECHNOLOGIES, INC.
                                          --------------------------
                                         (Registrant)
                                         -

Date: May 15, 2002                       /s/ Henry E. Gemino
                                         -------------------
                                             Henry E. Gemino
                                             Chief Executive Officer;
                                             Chief Financial Officer