Form 10KSB
period 2002-06-30
PROFILE TECHNOLOGIES INC
filed 2002-10-15
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                                ----------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                  June 30, 2002

                             Commission File Number
                                     0-21151

                                ----------------

                           PROFILE TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                 DELAWARE                                 91-1418002
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

         2 Park Avenue, Suite 201
              MANHASSET, NY                                  11030
          (Address of Principal                            (Zip Code)
            Executive Offices)

                                ----------------

                    Issuer's telephone number: (516) 365-1909

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 Par Value

                                 Title of Class

                                ----------------

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     State issuer's revenues for the most recent fiscal year. $409,313.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,106,898, based on the price of common stock sold reported by the NASDAQ Over the Counter Bulletin Board on September 26, 2002.

     There were 5,461,658 shares of common stock, $.001 par value, outstanding as of September 27, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement for its annual shareholder meeting to be held December 9, 2002 to be filed pursuant to Regulation 14A.

     Transitional Small Business Format (check one): Yes [_] No [X]

                                Table of Contents

--------------------------------------------------------------------------------

Description                                                          Page Number

--------------------------------------------------------------------------------

                                     PART I
                                     ------

ITEM 1   DESCRIPTION OF BUSINESS...............................................3

ITEM 2   DESCRIPTION OF PROPERTIES............................................11

ITEM 3   LEGAL PROCEEDINGS....................................................11

ITEM 4   SUBMISSION OF MATTERS TO A VOTE
         OF SECURITY HOLDERS..................................................11

                                     PART II
                                     -------

ITEM 5   MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS..........................................11

ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS.................................14

ITEM 7   FINANCIAL STATEMENTS.................................................21

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE...............................39

                                    PART III
                                    --------

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
         AND CONTROL PERSONS - COMPLIANCE WITH
         SECTION 16(A) OF THE EXCHANGE ACT....................................39

ITEM 10  EXECUTIVE COMPENSATION...............................................39

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT................................................39

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED
         TRANSACTIONS.........................................................39

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.....................................40

SIGNATURES....................................................................41

CERTIFICATION.................................................................42


                                    EXHIBITS
                                    --------

EXHIBIT 23.1  CONSENT OF INDEPENDENT AUDITORS.................................45

EXHIBIT 99.1  PRESS RELEASE DATED SEPTEMBER 30, 2002..........................46

                    Preliminary Note Regarding Certain Risks
                         and Forward-Looking Statements
                         ------------------------------


     This Annual Report on Form 10-KSB contains "forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's projected future results, future plans, objectives or goals or future conditions or events are also forward looking statements. Actual results are inherently difficult to predict. Any such forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control.

     The forward-looking statements contained in this report are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that the Company will market and provide products and services on a timely basis, that there will be no material adverse competitive or technological change with respect to the Company's business, demand for the Company's products and services will significantly increase, that the Company's executive officers will remain employed as such by the Company, that the Company's forecast accurately anticipate market demand, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company or its customers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.

                                     PART I

Item 1. Description of Business.

Introduction

     Since its formation in 1988, Profile Technologies, Inc., a Delaware corporation (the "Company"), has been engaged in the business of researching and developing a high speed scanning process, which is nondestructive and noninvasive, to remotely test buried and insulated pipelines for corrosion. The Company's electromagnetic wave inspection process, referred to as the Company's "Inspection EMW(SM)" or "EMW," is a patented process of analyzing the waveforms of electrical impulses in a way that extracts point-to-point information along a segment of pipeline to illustrate the integrity of the entire pipeline. This process involves sending electrical pulses along the pipe being tested from two directions toward a varying intersecting point between the two pulser locations. One or more of the modified pulses is analyzed to determine whether an anomaly exists at the intersecting location.

     The EMW process is designed to detect external corrosion of pipelines which occurs under pipe insulation and on buried pipes, without the need for taking the lines out of service, physically removing the insulation or digging up pipes, and then visually inspecting the outside of the pipe for corrosion. The Company often can inspect the pipelines by using various access points to the pipelines that already exist for other reasons. Where such access is not already available, the Company's technology permits the inspection of pipelines with a minimal amount of disturbance to the coating or insulation on the pipeline. In addition, the Company's technology permits an inspection of the entire pipeline, as opposed to other technologies which only conduct inspections at points selected for the testing. Such "spot inspections" are not necessarily accurate in indicating the overall condition of a pipe segment.

     The most common forms of pipeline corrosion under insulation are localized corrosion of carbon steel and chloride stress corrosion cracking of stainless steel. Refineries, chemical plants, utilities, natural gas transmission companies and the petroleum industry have millions of miles of pipeline, and much of this pipeline is exposed to harsh and severe environments. As a result, there is an on-going effort by these industries to ensure that the quality of the pipe meets standards established by regulatory bodies and the industry to protect operating personnel and the environment.

     In the summer of 1998, the Company completed its first commercial contract on the North Slope of Alaska, testing approximately 100 road and carribou crossings on British Petroleum pipelines under a contract with ASCG Inspection, Inc.

     In the summer of 1999, the Company followed up its initial Alaska work under a contract with another large multi-national oil company to test approximately 250 below grade pipes. During the summer of 2000, the Company expanded its Alaska efforts by testing a total of 372 below-ground pipes. In 2001, the Company tested 441 lines in Alaska, including 16 lines for Aleyeska, a new customer. As of September 30, 2002, the Company had inspected 359 lines, with 12 additional lines to be inspected in October when weather permits.

     In January 2002, the Company retained Dr. Charles Frost, President of Pulse Power Physics, Inc., to improve the Company's hardware, software and its testing and data interpretation methods. Those improvements are described in some detail in Management's Discussion and Analysis in Item 6 below.

Pipeline Corrosion

     Corrosion of pipelines can impose significant financial and regulatory burdens on companies as well as result in serious safety issues. Federal, state, local and industry jurisdictions regulate corrosion protection. The U.S. Department of Labor, operating through the Occupational Safety and Health Administration, has jurisdiction over numerous plants and facilities containing corrosion protected pipelines that, if breached, could cause serious bodily injury or death to on-site workers. The U.S. Department of Transportation has jurisdiction over intrastate natural gas and hazardous liquids pipelines. Counterpart state agencies have jurisdiction over interstate natural gas and hazardous liquids pipelines. In addition, the American Petroleum Institute has promulgated a comprehensive Piping Inspection Code which requires that extensive corrosion testing be completed by all members (which includes the vast majority of the petroleum and petrochemical industries). As a result of extensive regulation and testing requirements, the industry is required to engage in extensive testing for corrosion.

     In 1993, the American Petroleum Institute imposed even stricter testing standards regarding the problem of corrosion under the insulation on pipelines. When pipeline is uninsulated and above ground, external corrosion can be identified visually. The petroleum and other related industries, however, insulate much of their piping to conserve energy and to prevent injury to personnel from high temperature levels on the pipelines. As soon as piping is insulated, a very complex situation is created. Corrosion can occur underneath the insulation due to moisture or corrosive products that find their way through broken or poorly sealed insulation. This corrosion under insulated pipelines is very difficult and costly to locate. In the past, testing for this problem had been completed on a limited sample basis and relied upon inspection processes that were very cumbersome and costly.

     Two prevalent testing methods used to detect corrosion under insulated pipelines are X-ray and eddy current methods, which are methods of detecting defects in pipe by analyzing visual images and decay. After physically stripping away coating for visual inspection, depth gauges, ultrasonics and X-ray are then used to determine the severity of corrosion on questionable pipe. However, the stripping of insulation to determine corrosion is a costly testing method for the industry because it often involves the assembly of scaffolding for testing otherwise inaccessible above ground pipe (particularly in refineries and petrochemical plants) or an actual dig-up on below ground pipe. The Company's technology enables it to test above-grade insulated pipe segments in a refinery setting using "cherry pickers" instead of costly scaffolding.

     Corrosion under insulated pipelines presents a very complicated testing problem because corrosion cannot be easily identified by statistical sampling. If, for example, a segment of pipe has a small insulation part removed every ten feet and is visually inspected using eddy current or x-ray techniques, there is no statistical basis to assume whether the external condition of the piping between the removed insulation parts is good or bad. The American Petroleum Institute testing standard adopted in 1993, in essence, mandates either stripping even larger amounts of coating or using an alternate system that will identify corrosion under the insulation without stripping the coating on suspected and unsuspected pipe. Because of the enormous cost involved in using the stripping and visual testing process, the Company believes that the industry will be receptive to an alternate testing system that is reliable and less costly. The Company believes that its EMW process provides an alternate testing system that could be widely accepted by the industry. However, while the Company has obtained some commercial contracts and prospects for expanded commercial contracts in the future appear favorable, there can be no assurance that such acceptance will continue to grow or that competitors will not develop newer and better technologies.

Profile's EMW Inspection Technology

     The Company has developed two basic EMW inspection techniques, namely, Dual Pulse or Pulse Propagation Analyzer and Single-Pulse or Calibration Mark Z. For both above-grade and below-grade piping, the Company uses both the Dual-Pulse and Single-Pulse techniques to determine the condition of a given pipe segment. The results of the Company's two basic techniques provide an assessment of the overall integrity of the pipe in question and the location and classification of electromagnetic anomalies which, in most instances, are related to external corrosion.

     The EMW process was developed to evaluate the condition and integrity of pipelines. Electro-magnetic pulses are applied at both ends of the pipe segment being tested. Under computer control, the timing of the pulses is controlled so that the intersection point of the two pulses moves sequentially from one end of the pipe to the other end. A unique characteristic transfer function ("CTF") is obtained for each intersection point of the pipeline segment being tested on some predetermined interval, such as, in one foot intervals. When this data is displayed, it provides a visual display of data related to the physical condition of the pipe at each point of intersection.

The Dual-Pulse Technique

     The Dual Pulse Technique process extracts corrosion related information from segments of both accessible and inaccessible pipelines underneath the entire insulation barrier by analyzing the intersection of two electrical current pulses traveling in opposite directions along the pipeline. This corrosion related information is extracted without the need for removing the insulation protecting the pipeline. Through laboratory and field testing, the Company established that the electrical response, the CTF, of two intersecting pulses traveling along the pipeline is uniquely defined with location specific information that relates to the integrity of the pipeline at the point of intersection.

     The Dual Pulse process was developed to evaluate the condition and integrity of pipelines. Electro-magnetic pulses are applied at both ends of the pipe segment being tested. Under computer control, the timing of the pulses is controlled so that the intersection point of the two pulses moves sequentially from one end of the pipe to the other end. A unique CTF is obtained for each intersection point of the pipeline segment being tested on some predetermined interval, such as, in one foot-intervals. When this data is geophysically displayed, it provides a visual display of data related to the physical condition of the pipe at each point of intersection. Information can also be derived using the EMW process to determine the condition of the coating and the effectiveness of the existing corrosion protection system that is being used to protect each point of intersection. Where there are indications of problems, closer interval inspection can be performed and/or one of the other location specific processes used in the industry may be utilized before the insulation is removed to inspect the pipe condition.

The Single-Pulse Technique

     The Single-Pulse Technique process requires fixing the source location on one end of the pipe segment in question and stepping the receiver generally at an equal incremental distances from the source across the segment. From the characteristics of the electromagnetic waves as a result of wave propagation, attenuation, and dispersion, the Company determines whether electromagnetic anomalies exist, as in the case of the Dual-Pulse techniques.

     As simple as these concepts may appear, the Company believes that the EMW process is not intuitively obvious. The petroleum industry has spent large sums trying to solve the problem of finding corrosion under insulation. Correlating pipeline corrosion information using the Company's technology requires a combination of state-of-the-art instrumentation plus an understanding of the physical phenomena that are being measured. Although the principles of the EMW process are simple to explain, management believes that the EMW measurement and analysis are at the leading edge of inspection technology, particularly given the recent technological improvements described in Management's Discussion and Analysis set forth in Item 6 below.

     The Company believes that its technology has at least two significant competitive advantages. First, its technology can inspect certain pipelines that are inaccessible to other testing methods. Second, with respect to insulated, coated, encased or buried facilities that are accessible to other inspection technologies, because the Company's technology requires only minimal access to the surface of any given pipe to be tested, it has a much lower cost of site preparation and, therefore, a significant cost advantage over other technologies. Research and development efforts will continue in the development of new applications for the Company's technology and to develop new products for the petroleum industry and other industries.

Sales and Marketing

     The Company's sales and marketing strategy includes positioning the Company's EMW inspection as the method of choice to detect pipeline corrosion where the pipelines are either inaccessible to other inspection tools or much more costly to inspect with tools other than Profile's EMW inspection. These facilities are found commonly in refinery and chemical plants (such as insulated, overhead pipes), natural gas distribution systems (such as pipes buried in city streets), and natural gas transmission systems (such as road, bridge and stream crossings and concrete-encased pipes). The Company intends to emphasize the reliability of its testing method, the flexibility of the method's application and its cost effectiveness.

     The Company relies upon several employees, including the Chief Executive Officer, the Chief Operating Officer, the Vice President--Field Operations and a part-time employee, for the Company's sales functions. The Company had historically concentrated its marketing efforts on the integrated oil company market in Alaska. In fiscal 2002, more than 88% percent of the company's revenues were attributable to Alaska.

     However, due to the improvements in its technology described in Management's Discussion and Analysis set forth in Item 6 below, the Company believes that it is in a position to aggressively pursue opportunities to inspect above-grade, insulated pipe and below-grade, encased pipes, not only in Alaska, but in the lower-48 U.S. states and Canada as well. Exploitation of these opportunities may, in some cases, entail partnering with other inspection companies. Although the Company anticipates that it will continue to perform inspection services in Alaska and obtain additional contracts throughout the rest of the United States and Canada, there can be no assurances that the Company will be able to secure revenue from these potential contracts.

     The Company believes that the natural gas distribution and transmission industry also presents a significant opportunity for marketing the Company's technology. There are millions of miles of metal pipelines, including older pipe beneath paved city streets, that are difficult to inspect. New government laws and regulations may to require that many more of these pipelines be tested in compressed time frames, particularly in so-called "high consequence areas" (e.g., populated areas). Before resuming an aggressive pursuit of this market segment, the Company plans to first retool its buried-pipe equipment and techniques as described in Management's Discussion and Analysis set forth in
Item 6 below.

Patents, Intellectual Property and Licensing

     The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 2002, the Company had ten issued U.S. patents, six issued foreign patents, seven U.S. patent applications pending, and eleven foreign patent applications pending.

     The Company's success depends in large part upon its ability to protect its processes and technologies under United States and international patent laws and other intellectual property laws. U.S. patents have a term of 17 years from date of issuance or, for more recently filed patent applications, 20 years from the filing of such applications, and patents in most foreign countries have a term of 20 years from the proprietary filing date of the patent application. The Company's first U.S. patent was issued in 1990; three patents were issued in 1993; one patent was issued in 1998; two patents were issued in 2000; two patents were issued in 2001; and one patent was issued in 2002. In addition, the Company filed one provisional patent application in January, 2002, which is still pending. There can be no assurance that the United States Patent and Trademark Office will grant to the Company the patents requested. If the Company is unable to obtain approval for all such patent applications, the Company's operations and financial condition may be adversely affected.

     The Company believes that it owns and has the right to use or license all proprietary technology necessary to license and market its EMW(SM) process under development. The Company is not aware of the issuance of any patents or the filing of any patent applications which relate to processes or products which utilize the Company's proprietary technology in a manner which could be similar to or competitive with the Company's products or processes. The Company has no knowledge that it is infringing on any existing patent such that it would be prevented from marketing or licensing products or services currently being developed by the Company.

     The Company may decide for business reasons to retain a patentable invention as a trade secret. In such event or if patent protection is not available, the Company must rely upon trade secrets, internal knowledge and continuing technological innovation to develop and maintain its competitive position. The Company's employees and consultants have access to the Company's proprietary information and have signed confidentiality agreements. However, even inadvertent disclosure of such trade secrets without a promise of confidentiality could destroy trade secret protection. There can be no assurance that inadvertent disclosures might not occur. If the Company's proprietary information is disclosed to competitors, it may have a material adverse effect on the Company's business.

Competition

     Although a number of inspection technologies have been developed to aid in ascertaining the condition of piping throughout the pipeline corrosion control industry, information needed to determine the integrity of these critical systems is often difficult and costly to acquire. The Company has numerous indirect competitors, but the Company believes that its inspection services have significant competitive advantages over other services provided by competitors.

     There are several competitors offering established inspection techniques that compete with the Company's EMW inspection technology, including infrared scanning, radiography, Incotest and ultrasound. The three manufacturers who offer guided wave ultrasonics constitute the Company's most direct competitors. Unlike the EMW technology, guided wave ultrasonics use a special class of ultrasonic waves which provide volumetric inspection of piping to detect both internal and external corrosion of pipeline. However, this method typically requires more pipe preparation than the Company's EMW process, and the waves are attenuated by some common pipe conditions that do not affect EMW.

     The Company's EMW process can be distinguished from the products and services offered by other competitors. Although widely used in the pipeline corrosion industry, infrared scanning does not reliably locate corrosion on insulated pipes and does not detect any level of corrosion on below-grade piping. In addition, although radiography and radioscopy are widely used in the industry in which the Company competes, this technology can only be used in the particular location tested. Likewise, the "Incotest" technology is a relatively new inspection method which calculates the average wall thickness of an area of pipeline.

     The Company's EMW inspection service is designed to help pipeline operators quickly and less expensively screen buried, insulated, or hard to-access piping for external corrosion. Although its technology does not provide pipeline and plant operators with all the data they will require to manage and remediate corrosion, when used as a "front-end" screening tool in combination with one or more spot inspection tools, it can dramatically lower the cost of acquiring all of the data necessary to manage corrosion risks to their piping systems. There can be no assurances, however, that the Company's competitors will not develop newer, more efficient and less costly technologies.

Employees

     The Company presently has eight employees, two of which are part-time. If the Company is not successful in implementing a licensing and joint venture business model and continues to implement a fee-for-service model, then the

Company anticipates it will need to secure additional commercial contracts to make the Company financially viable, and the Company will be required to hire and train additional field crews. The number of crews employed by the Company at any given time is dependent upon the Company's level of business activity. In addition, the Company will continue to retain independent consultants to render advice with respect to technical and scientific matters.

Executive Officer of the Company

     In addition to Murphy Evans and Henry Gemino, who also serve as directors, the following constitute the executive officers of the Company:

                                          Positions Held and Principal
      Name             Age             Occupations During the Past 5 Years
      ----             ---             -----------------------------------

Philip L. Jones        60       Mr. Jones has served as the Chief Operating
                                Officer for the Company during the past two years. Previous to his employment with the Company, he provided energy consulting services to certain utility companies for a period of one year. Previous to providing those consulting services, Mr. Jones served as Senior Counsel -
                                Legislative Affairs for Dominion Resources, Inc.

Joseph Galbraith       53       During the past five years, Mr. Galbraith has
                                served as the Vice President - Field Operations for the Company.

Customers

     For the fiscal year ended June 30, 2002, the Company had four customers and more than 88% percent of the Company's revenues came from two customers in Alaska. The loss of the Alaska customers or the Company's failure to broaden the base of customers in the fiscal year 2003 could have a material adverse effect on the Company.

Supplier Relationships

     The Company relies upon several relationships for the supply of equipment and services relating to the components of the company's EMW Inspection Equipment. Criteria for choosing suppliers includes the quality and performance of the product for the intended purpose and pricing. The Company now purchases its pulse generators and other equipment from a single supplier. However, there are alternative suppliers for all of the elements required for the production of the EMW Inspection Equipment.

Government Regulation

     Natural gas and hazardous liquids pipelines are extensively regulated. The Department of Transportation's Office of Pipeline Safety, and state public utility commissions applying federal regulations, monitor operator compliance with corrosion monitoring and other pipeline safety-related regulatory requirements. Recent pipeline safety incidents (a gasoline pipeline explosion in Washington and a natural gas transmission line explosion in New Mexico) have prompted renewed interest in pipeline safety in Congress. Major pipeline safety reauthorization legislation has passed in the Senate and the House of Representatives and is currently in conference. The legislation would require much more active corrosion monitoring than is currently required and could generate significant interest in the Company's technology by natural gas transmission and hazardous liquids pipeline operators. In addition, there may be opportunities to demonstrate the technology, in light of this legislation, to industry and government pipeline safety advisory groups. However, any such regulations could impose legal obligations and liabilities on the Company or otherwise subject it to additional regulation. Any such legislation could mandate testing methods other than that provided by the Company's technology. Any such regulation could have a material adverse effect on the Company.

Research and Development Expenditures

     During the last six years, the Company has developed and improved its capability to detect EMW anomalies related to pipeline corrosion under insulation or on buried pipeline. Recently, using new hardware and software developed by consultants and the Company's personnel, the Company has extended its testing distances for encased buried pipe and above-grade insulated pipe. The Company is attempting to extend its corrosion detection range for buried pipe to distances greater than 250 feet as well by implementing certain technology improvements that are specifically related to buried conditions. There can be no assurances that the Company will be able to apply this new hardware and software technology to increase the detection range for buried pipe or that the Company will be able to widely market, license and/or support such technologies.

     During the two most recent fiscal years ended June 30, 2002 and 2001, the Company spent $394,005 and $316,569, respectively on research and development activities. The Company's field operation system for commercialization consists of all of the hardware and software for data acquisition, data processing, data analysis and interpretation.

     The Company's research and development efforts are focused on continuing to improve the EMW system's efficiency, reliability and accuracy. During the next fiscal year, it is estimated that the Company will continue to incur research and development expenses. The Company anticipates that it will need to expend considerable costs and expenses to redevelop its buried-pipe product. If the Company is unable to raise sufficient funds from operations, or obtain additional debt or equity financing, the Company may not be able to generate the funds for the research and development necessary to improve the EMW technology. The Company's inability to generate sufficient cash and to invest in the required research and development expenditures could have a material adverse effect of the business and operations of the Company.

Item 2. Description of Property.

     The Company's executive offices are located at 2 Park Avenue, Suite 201, Manhasset, NY 11030. The Company leases on a month-to-month basis approximately 500 square feet of office space from a non-affiliate. The rental payment is $550.00 per month.

     The Company's research and development facility is located in Ferndale, Washington. The Company leases 1,800 square feet of space from a non-affiliate at a monthly cost of approximately $2,080 per month, pursuant to a lease that expires on January 31, 2003.

     The Company closed its Pearl River, New York office on May 31, 2002. The Company also closed its Sewickley, Pennsylvania office in April 2002.

     The Company does not own any real estate.

Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matter to Vote of Security Holders.

     None.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

     The Company's common stock traded on the NASDAQ SmallCap market from the date it began to be publicly traded in February, 1997 until August 10, 2001, under the symbol PRTK. On August 13, 2001, the Company's common stock was delisted from the NASDAQ Small Cap market and began trading on the Over the Counter Bulletin Board (the "OTCBB") under the same symbol. The Company's common stock continues to be traded on the OTCBB.

     The following table sets forth the high and low closing sale prices for the Company's common stock for the past two fiscal years as reported by NASDAQ and OTCBB. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                    Range of
                                                   Sale Prices
                                                   -----------
                                                High          Low
                                                ----          ---
           Fiscal Year 2002
             First Quarter                      $1.45        $0.25
             Second Quarter                     $1.45        $0.31
             Third Quarter                      $1.40        $0.65
             Fourth Quarter                     $1.15        $0.40

           Fiscal Year 2001
             First Quarter                      $3.85        $2.13
             Second Quarter                     $3.00        $1.25
             Third Quarter                      $2.50        $1.25
             Fourth Quarter                     $2.50        $1.25

Holders

     As of September 26, 2002, the Company had approximately 1,100 holders of record of the Company's common stock.

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

Recent Sales of Unregistered Securities

     On March 18, 2001, and subsequently amended on September 19, 2001, the Board of Directors approved an offering of 1,250,000 shares of the Company's common stock at a price of $0.60 per share, with attached warrants (the "2001 Offering"). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.00 per share until September 18, 2006. The Company did not incur or pay any commissions with respect to offers and sales of securities under the 2001 Offering. The 2001 Offering is exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof and Rule 506 promulgated thereunder. As of December 31, 2001, the date on which the 2001 Offering terminated, the Company raised a total of $398,700 from the 2001 Offering.

     On March 18, 2002, the Board of Directors approved an offering of 1,000,000 shares of the Company's common stock at a price of $0.70 per share, with attached warrants (the "2002 Offering"). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. The Company did not incur or pay any commissions with respect to offers and sales of securities under the 2002 Offering. As of September 27, 2002, the Company had raised a total of $351,272 from the 2002 Offering. The

2002 Offering is exempt from registration under the Securities Act pursuant to
Section 4(2) thereof and Rule 506 promulgated thereunder. There can be no assurance that the Company will be able to raise additional equity capital from this Offering.

     On May 9, 2002, the Company entered into a $150,000 bridge loan agreement with Murphy Evans, the President and a director and stockholder of the Company (the "Evans Loan"). Mr. Evans has currently loaned the Company $126,000, pursuant to the Evans Loan. Under the terms of the Evans Loan, once Mr. Evans loaned the Company $125,000, the Company is obligated to cancel 150,000 warrants, currently held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share, and issue to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05. If the Company had raised $400,000 pursuant to the Offering within 90 days of May 9, 2002, the entire loan amount would have been converted into the Company's common stock in accordance with the terms of the Offering. However, the Company raised only $346,250, not $400,000, under the Offering within 90 days of May 9, 2002. As a result, the Company is obligated to commence making monthly loan payments to Mr. Evans in the amount of $25,000 per month, with interest accruing at 6% per annum on the unpaid principal balance of the Evans Loan. The Company's Board of Directors approved the terms of the Evans Loan. The Evans Loan is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. As of September 30, 2002, the Company has not made any, and Mr. Evans has made no demand for, payments under the Evans Loan.

     In April 2002, the Company issued a non-interest bearing bridge loan in the principal amount of $15,000 (the "Gemino Loan") payable to Henry Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The terms of the Gemino Loan provide for payment at such time as the Company determines that it has sufficient working capital to repay the principal balance of the Gemino Loan and for the conversion into 21,428 equity units. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share of the Company's common stock at an exercise price of $1.05 per share. The Gemino Loan is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. Subsequent to June 30, 2002, the Gemino Loan was converted into the 21,428 equity units.

     In April 2002, the Company issued a non-interest bearing bridge loan in the principal amount of $7,500 (the "Scott Loan") payable to G.L. Scott, the former Chairman of the Board of Directors and stockholder of the Company. The Scott Loan is payable at such time as the Company determines that it has sufficient working capital to repay the principal balance of the Scott Loan and is convertible into 10,714 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Scott Loan is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. On September 29, 2002, Mr. Scott died unexpectantly from a stroke. As of October 10, 2002, neither Mr. Scott nor his estate had converted the Scott Loan into equity units.

     Subsequent to June 30, 2002, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Shareholder Loans") payable to two shareholders of the Company. The terms of the Shareholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Shareholder Loans. The Shareholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. Each of the Shareholder Loans is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. As of October 10, 2002, neither shareholder has converted either Shareholder Loan into equity units.

     Subsequent to June 30, 2002, the Company entered into certain non-interest bearing bridge loans in the aggregate amount of $57,000 (the "Subsequent Evans Loan") payable to Murphy Evans, the President and a director and shareholder of the Company. The terms of the Subsequent Evans Loan provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balance of the Subsequent Evans Loan and is convertible into 81,428 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Subsequent Evans Loan is exempt from registration under the Securities Act pursuant to
Section 4(2) thereof. As of October 10, 2002, Mr. Evans had not converted the Subsequent Evans Loan into equity units.

     The information regarding securities authorized for issuance under equity compensation plans contained under the caption "Executive Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of the Shareholders, which will be filed with the Securities and Exchange Commission prior to October 28, 2002, is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

     In January 2002, the Company, through consultants and the Company's employees, embarked on a project to improve its hardware, software and data acquisition procedures. In July 2002, the Company deployed this new hardware and software technology in Alaska. The Company has used the new technology to test over 300 lines during the summer of 2002. The Company's data interpretation process has been largely automated, and the Company hopes to be able to complete this automation in the near future. The Company's business model and strategy is heavily dependent on its ability to automate the data interpretation process and fully implement its new technology. If the Company is unable to automate the process and fully implement its technology, the Company may not be able to implement a licensing and joint venture business model and may not be able to secure additional contracts. As a result, such failure may have a material adverse effect on the business and financial condition of the Company.

Sales

     The Company derives revenue solely from the sale of the EMW inspection technology service. The Company relies upon several employees, including the Chief Executive Officer, the Chief Operating Officer and the Vice President--Field Operations, for the Company's sales functions. The Company relies solely upon the employees of the Company to conduct its sales activities.

     In fiscal year 2002, all of the Company's sales were attributable to six customers. Two of the Company's customers, with projects located in Alaska, accounted for more than 10% of its net sales in fiscal 2002, and 88% of the Company's net sales were attributable to those customers. Subsequent to the year ended June 30, 2002, the Company reinitiated work for those Alaska customers, and the Company anticipates that this work will continue until the end of October or into early November 2002 so long as the weather in Alaska permits the Company to continue to provide services.

Marketing

     The Company's sales and marketing strategy includes positioning the Company's EMW technology as the method of choice to detect pipeline corrosion where the pipelines are either inaccessible to other inspection tools or much more costly to inspect with tools other than Profile's EMW inspection. Pending completion of designed improvements to its buried pipe inspection equipment and procedures, the Company intends to concentrate its marketing efforts on above-grade insulated pipe such as is common in refineries and chemical plants and on encased road and stream crossings.

     Upon completion and testing of its redesigned buried pipe product, which the Company plans to accomplish during the first quarter of 2003, the Company intends to refocus on the natural gas utility and pipeline market, particularly in so-called "high consequence areas" (e.g., densely populated areas).

     There can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on above-grade insulated pipe or in the "high consequence areas" of the natural gas utility and pipeline market.

Critical Accounting Estimates and Policies

     The discussion and analysis of financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including contract revenue recognition and impairment of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form its basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions, and such variations may be adverse.

     The Company recognizes revenue from service contracts using the percentage-of-completion method of contract accounting. Contract revenues earned are measured using either the percentage-of-contract costs incurred to date to total estimated contract costs or, when the contract is based on measurable units of completion, revenue is based on the completion of such units. Anticipated losses on contracts, if any, are charged to earnings as soon as such losses can be estimated. Changes in estimated profits on contracts are recognized during the period in which the change in estimate is known. The Company records claims for additional compensation on contracts upon revision of the contract to include the amount to be received for the additional work performed. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Service contracts generally extend no more than six months.

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses the recoverability by determining whether the balance can be recovered through forecasted future operations. The amount of impairment, if any, is measured based on projected future results using a discount rate reflecting the Company's assumed average cost of funds.

Results of Operations

     Revenues for the year ended June 30, 2002 were $409,313, which represented an increase of $88,384, or 28% as compared to revenues of $320,929 for the year ended June 30, 2001. This increase was due to additional work performed by the

Company in Alaska. Revenues for the year ended June 30, 2002 were derived predominantly from work performed on the North Slope of Alaska. During the year ended June 30, 2002, the Company also provided services for a refiner and a natural gas utility, which services accounted for less than 10% of the Company's gross revenues for the year ended June 30, 2002.

     Cost of revenue decreased 11% to $356,910 for the year ended June 30, 2002 compared to $402,985 for the year ended June 30, 2001. The Company believes that the decrease in the cost of revenue for the year ended June 30, 2002 was a result of a lower headcount of the Company's employees available to work on customer projects and greater operational and production efficiencies in the Company's technology and business as compared to the year ended June 30, 2001.

     Gross profit (loss) increased to profit of $52,403 for the year ended June 30, 2002 from loss of ($82,056) for the year ended June 30, 2001. The increase in gross profit for the year ended June 30, 2002 as compared to the previous year resulted from a lower headcount of the Company's employees available to work on customer projects and greater production and operational efficiencies in the Company's technology and business.

     Research and development expenses for the year ended June 30, 2002 increased 24% to $394,005 from $316,569 for the year ended June 30, 2001, an increase of $77,436. The increase in the Company's research and development expenses was due to the Company's increased expenditures in refining the hardware and software for its EMW inspection technology.

     General and administrative expenses decreased 6% to $1,018,124 for the year ended June 30, 2002 from $1,085,474 for the year ended June 30, 2001. The decrease is primarily due to a reduction in discretionary expenditures, including a reduction in the number of the Company's employees and the closure of two of the Company's offices.

     Loss from operations decreased 8% to $1,359,726 for the year ended June 30, 2002 compared to $1,484,099 for the year ended June 30, 2001.

     Interest income decreased to $1,007 for the year ended June 30, 2002 down from $59,096 for the year ended June 30, 2001. This decrease was the result of declining cash and cash equivalent balances during the year as the Company used such resources to sustain its commercial operations and research and development activities.

     Interest expense was $4,862 for the year ended June 30, 2002. This interest expense resulted from the issuance of a note payable by the Company to Murphy Evans, the President and a director and shareholder of the Company, as described in Item 5, Market for Common Equity and Related Stockholder Matters, Sales of Unregistered Securities, and below.

     Net loss decreased 4% to $1,363,581 for the year ended June 30, 2002, compared to $1,425,003 for the year ended June 30, 2001.

New Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives, such as the Company's patents which have a net book value of $145,900 as of June 30, 2002, continued to be amortized over their respective estimated useful lives through June 30, 2002. The Company is required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective July 1, 2002. The impact of adopting Statement No. 141 was not material. The Company does not anticipate the impact of adopting Statement No. 142 will have a significant impact on its financial statements.

     In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement of Opinion No. 3 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company is required and plans to adopt the provisions of Statement No. 144 for the fiscal year beginning July 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

Liquidity and Capital Resources

     The Company has incurred cumulative losses of $8,188,943 through June 30, 2002 and had negative working capital of $306,804 as of June 30, 2002. During the twelve months ended June 30, 2002, the Company used $909,422 of cash in operating activities primarily as a result of net losses. Net cash used in investing activities was $65,830 for the year ended June 30, 2002 due to an increase in purchases of equipment offset by decreases in the addition of patents. The Company's cash and cash equivalents as of June 30, 2002 were $73,514. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements and continue to operate, additional financing will be necessary.

     The Company is evaluating alternative sources of financing, including seeking industry-partner investment through joint venture or other possible arrangements, to improve its cash position and is also undertaking efforts to raise capital from more conventional sources. Further, the Company is making on-going efforts to reduce its on-going expense requirements including payroll. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, the Company will be unable to continue as a going concern.

     For the year ended June 30, 2002, the Company raised $594,208 from a private placement of its common stock, with attached warrants, and $126,000 from a loan from its President, Murphy Evans as described further below. In addition, the Company raised $22,500 from loan proceeds from Henry Gemino, its Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company, and G.L. Scott, its former Chairman of the Board of Directors, as described above under Item 5, Market for Common Equity and Related Stockholder Matters, Recent Sales of Unregistered Securities.

     On March 18, 2002, the Board of Directors approved the 2002 Offering, an offering of 1,000,000 shares of the Company's common stock at a price of $.70 per share, with attached warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. As of September 27, 2002, the Company had raised a total of $351,272 from this Offering. There can be no assurance that the Company will be able to raise additional equity capital from this Offering.

     Capital will be expended to support operations until the Company can generate sufficient cash flows from operations. In order for the Company to generate cash flows from operations, the Company must generate additional revenue generating contracts. Management is currently directing the Company's activities towards obtaining additional service contracts, which, if obtained, will necessitate the Company attracting, hiring, training and outfitting qualified technicians. If additional service contracts are obtained, it will also necessitate additional field test equipment purchases in order to provide the services. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of operations may require alternate sources of financing equipment. The Company expects that if additional contracts are secured, and revenues increase, working capital requirements will increase. There can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts. Additionally, the Company anticipates that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support future growth. There can be no assurance that the Company will be able to secure additional revenue generating contracts to provide sufficient cash.

     The Company's contractual obligations consist of commitments under operating leases, deferred salary and fees, and repayment of loans payable to certain officers, directors and stockholders. Future minimum rental payments on the operating leases are $18,254 for 2003, with no further contractual obligations thereafter, although the Company expects to continue to incur costs on leased properties, as the Company has extended such leases or will use alternate facilities. As of June 30, 2002, deferred salary and fees were equal to $111,500, and the salaries and fees will continue to be deferred until the Company has sufficient resources to pay the amounts owed or the employees, officers, or directors exchange such amounts as described below. On March 18, 2002, the Board of Directors approved a right under which any such employee, officer or director could exchange each dollar of his or her deferred salary or fees for an option to purchase two shares of the Company's common stock which may be exercised over a five-year term at an exercise price of $1.00 per share. As of September 28, 2002, no conversions have occurred.

     As of June 30, 2002, the Company had three outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $138,362. Of this amount, one note, the Gemino Loan, with a principal balance of $15,000 was converted into 21,428 equity units subsequent to June 30, 2002. Each equity unit is comprised of one share of the Company's common stock accompanied by a detachable five-year warrant to purchase one additional share of the Company's common stock with an exercise price of $1.05 per share. An additional note in the principal amount of $7,500, the Scott Loan, is payable in full at such time as the Company determines that it has sufficient working capital to repay the principal balance. The remaining note, which evidences the Evans Loan, has a discounted carrying value of $115,862 as of June 30, 2002, but a stated amount of $126,000 and is described below.

     On May 9, 2002, the Company entered into the Evans Loan, a $150,000 bridge loan agreement with Murphy Evans, President and a director and stockholder of the Company. Mr. Evans has currently loaned the Company $126,000, pursuant to the Evans Loan. Under to the terms of the Evans Loan, once Mr. Evans loaned the Company $125,000, the Company is obligated to cancel 150,000 warrants, currently held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share, and issue to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05. If the Company had raised $400,000 pursuant to the Offering within 90 days of May 9, 2002, the entire loan amount would have been converted into the Company's common stock in accordance with the terms of the Offering. However, the Company raised only $346,250, not $400,000, under the Offering within 90 days of May 9, 2002. As a result, the Company is obligated to commence making monthly loan payments to Mr. Evans in the amount of $25,000 per month, with interest accruing at 6% per annum on the unpaid principal balance of the Evans Loan. The Company's Board of Directors approved the terms of the Evans Loan. As of October 10, 2002, the Company had not made any, and Mr. Evans has made no demand for, payments under the Evans Loan.

Subsequent Events

     Subsequent to June 30, 2002, Henry Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company, elected to convert the Gemino Note into 21,428 equity units. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share of the Company's common stock at an exercise price of $1.05 per share.

     Subsequent to June 30, 2002, the Company entered into the Subsequent Evans Loan, representing certain non-interest bearing bridge loans in the aggregate amount of $57,000 payable to Murphy Evans, the President and a director and stockholder of the Company. The terms of the Subsequent Evans Loan provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balance of the Subsequent Evans Loan and is convertible into 81,428 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of 1.05 per share. The Subsequent Evans Loan is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. As of October 10, 2002, Mr. Evans had not converted the Subsequent Evans Loans into equity units.

     Subsequent to June 30, 2002, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Shareholder Loans") payable to two shareholders of the Company. The terms of the Shareholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balance of the Shareholder Loans. The Shareholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. Each of the Shareholder Loans is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. As of October 10, 2002, neither shareholder has converted either Shareholder Loan into equity units.

     On September 25, 2002, the Company received notice from one of its Alaska customers that the results of a blind test on large diameter above-grade pipe were not satisfactory. Specifically, the customer indicated that, although the Company located all areas of corrosion, the severity of the anomalies reported did not match the severity of corrosion found on the pipe. As a result, the customer canceled approximately two weeks of work for one of the Company's crews, resulting in the loss of approximately $47,000 in expected, but not accrued, revenue.

     The results that caused the customer the most concern were derived from data that was inadvertently taken by the Company using a faulty piece of grounding equipment. In the report provided to the customer, the Company identified the grounding problem and recommended that the pipe should be re-tested prior to verification.

     The Company is in the process of preparing a detailed, written explanation of the equipment problem for the customer, including the steps already taken by the Company to preclude the recurrence of the equipment problem. The Company's service contract with the customer is still in place, and the Company is hopeful that it will be included in the customer's inspection plans for next year, although there can be no assurance that the customer will engage the Company to provide inspection services at any time in the future.

     On September 29, 2002, G.L. Scott, the Company's Chairman of the Board of Directors, tragically and unexpectantly died from a stroke. As of October 9, 2002, the Board of Directors has not appointed a successor Chairman of the Board.

Item 7. Financial Statements


                           Profile Technologies, Inc.

                              Financial Statements

                             June 30, 2002 and 2001

                   (With Independent Auditors' Report Thereon)
                           PROFILE TECHNOLOGIES, INC.



                                Table of Contents



                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 22

Balance Sheet                                                                23

Statements of Operations                                                     24

Statements of Stockholders' Equity (Deficit)                                 25

Statements of Cash Flows                                                     26

Notes to Financial Statements                                                27

Independent Auditors' Report

The Board of Directors
Profile Technologies, Inc.:


     We have audited the accompanying balance sheet of Profile Technologies, Inc. as of June 30, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. as of June 30, 2002, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Company has incurred net losses since inception and has projected working capital requirements at June 30, 2002 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/ KPMG LLP
                                                     ------------
                                                     KPMG LLP

Seattle, Washington
September 27, 2002


                            PROFILE TECHNOLOGIES, INC.
                                   Balance Sheet
                                   June 30, 2002

                                      Assets

Current assets:
     Cash and cash equivalents                                          $    73,514
     Prepaid expenses and other current assets                               40,403
                                                                        -----------
                 Total current assets                                       113,917
                                                                        -----------

Equipment, at cost                                                          591,752

     Less accumulated depreciation                                         (395,401)
                                                                        -----------
                 Net equipment                                              196,351
                                                                        -----------
Patents, net of accumulated amortization of $277,086                        145,900
Other assets                                                                 10,158
                                                                        -----------
                 Total assets                                           $   466,326
                                                                        ===========

                  Liabilities and Stockholders' Equity (Deficit)

Current liabilities:

     Notes payable to stockholders, net of discount of $10,138          $   123,362
     Accounts payable                                                       184,159
     Accrued liabilities                                                    113,200
                                                                        -----------
                 Total current liabilities                                  420,721

Note payable to stockholder                                                  15,000
Subscribed stock and warrants                                               231,250
                                                                        -----------
                 Total liabilities                                          666,971

Stockholders' equity (deficit):

     Common stock, $0.001 par value. Authorized 10,000,000 shares;
        issued and outstanding 4,959,842 shares                               4,960
     Additional paid-in capital                                           7,983,338
     Accumulated deficit                                                 (8,188,943)
                                                                        -----------
                 Total stockholders' equity (deficit)                      (200,645)
                                                                        -----------
Commitments, contingencies, and subsequent events
                 Total liabilities and stockholders' equity (deficit)   $   466,326
                                                                        ===========


See accompanying notes to financial statements.


                                PROFILE TECHNOLOGIES, INC.
                                 Statements of Operations
                            Years ended June 30, 2002 and 2001

                                                                    2002           2001
                                                                -----------    -----------

Revenues                                                        $   409,313        320,929
Cost of revenues                                                    356,910        402,985
                                                                -----------    -----------
                 Gross profit (loss)                                 52,403        (82,056)
                                                                -----------    -----------
Costs and expenses:
     Research and development                                       394,005        316,569
     General and administrative                                   1,018,124      1,085,474
                                                                -----------    -----------
                 Total costs and expenses                         1,412,129      1,402,043
                                                                -----------    -----------
                 Loss from operations                            (1,359,726)    (1,484,099)

Interest income                                                       1,007         59,096
Interest expense                                                     (4,862)          --
                                                                -----------    -----------
                 Net loss                                       $(1,363,581)    (1,425,003)
                                                                ===========    ===========

Basic and diluted net loss per share                            $      0.28           0.33
Shares used to calculate basic and diluted net loss per share     4,805,044      4,285,092


See accompanying notes to financial statements.



                                          PROFILE TECHNOLOGIES, INC.
                                 Statements of Stockholders' Equity (Deficit)
                                      Years ended June 30, 2002 and 2001


                                                   Common stock         Additional                    Total
                                              -----------------------    paid-in    Accumulated    stockholders'
                                                Shares       Amount      capital      deficit    equity (deficit)
                                              ----------   ----------   ----------   ----------  ---------------

Balances at June 30, 2000                      4,285,092   $    4,285    7,572,998   (5,400,359)    2,176,924

Issuance of common stock purchase
     warrants for services                          --           --         12,832         --          12,832
Net loss                                            --           --           --     (1,425,003)   (1,425,003)
                                              ----------   ----------   ----------   ----------    ----------
Balances at June 30, 2001                      4,285,092        4,285    7,585,830   (6,825,362)      764,753

Issuance of common stock, net
     of issuance cost of $40,242                 672,000          672      362,286         --         362,958
Issuance of common stock in satisfaction of
     accounts payable                              2,750            3        5,497         --           5,500
Issuance of common stock purchase
     warrants for services                          --           --         14,725         --          14,725
Issuance of common stock purchase warrants
     as a discount on a note payable to             --           --         15,000         --          15,000
     stockholder
Net loss                                            --           --           --     (1,363,581)   (1,363,581)
                                              ----------   ----------   ----------   ----------    ----------
Balances at June 30, 2002                      4,959,842   $    4,960    7,983,338   (8,188,943)     (200,645)
                                              ==========   ==========   ==========   ==========    ==========


See accompanying notes to financial statements.


                                   PROFILE TECHNOLOGIES, INC.
                                    Statements of Cash Flows
                               Years ended June 30, 2002 and 2001

                                                                       2002            2001
                                                                    -----------    -----------
Cash flows from operating activities:
     Net loss                                                       $(1,363,581)    (1,425,003)
     Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation and amortization                                166,615        152,657
           Accreted interest on notes payable                             4,862           --
           Stock compensation                                            14,725         12,832
           Accounts receivable                                           32,129        (17,829)
           Contract work-in-progress                                     17,850         51,929
           Prepaid expenses and other current assets                     (8,434)        14,303
           Other assets                                                     850         (1,015)
           Accounts payable - stockholder                                (3,262)         2,084
           Other accounts payable                                       137,135        (21,136)
           Accrued liabilities                                           91,689       (144,186)
                                                                    -----------    -----------
                 Net cash used in operating activities                 (909,422)    (1,375,364)
                                                                    -----------    -----------
Cash flows from investing activities:
     Patents                                                               --          (15,000)
     Purchase of equipment                                              (65,830)       (47,610)
                                                                    -----------    -----------
                 Net cash used in investing activities                  (65,830)       (62,610)
                                                                    -----------    -----------
Cash provided by financing activities:
     Proceeds from issuance of common stock and warrants, net           362,958           --
     Proceeds from subscriptions for common stock and warrants          231,250           --
     Proceeds from issuance of notes payable and related warrants
             to stockholders                                            148,500           --
                                                                    -----------    -----------
                 Net cash provided by financing activities              742,708           --
                                                                    -----------    -----------
                 Decrease in cash and cash equivalents                 (232,544)    (1,437,974)
Cash and cash equivalents at beginning of year                          306,058      1,744,032
                                                                    -----------    -----------
Cash and cash equivalents at end of year                            $    73,514        306,058
                                                                    ===========    ===========


See accompanying notes to financial statements.

                                               26

                           PROFILE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             June 30, 2002 and 2001


(1)  Nature of Business and Summary of Significant Accounting Policies

     (a)  Nature of Business

          Profile Technologies, Inc. (Company), was incorporated in 1986 and commenced operations in calendar year 1988. The Company is developing and commercializing potential processes for the nondestructive, noninvasive testing of both above ground and buried pipelines for the effectiveness of pipeline cathodic protecting systems and coating integrity. The Company's marketing and development efforts have primarily been focused towards large multinational oil companies.

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

          The Company records claims for additional compensation on contracts upon revision of the contract to include the amount to be received for the additional work performed. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Service contracts generally extend no more than six months.

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

                           PROFILE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             June 30, 2002 and 2001


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

     (g)  Major Customers

          All of the Company's revenues were from six and seven customers for the years ended June 30, 2002 and 2001, respectively.

          Information related to the Company's customers accounting for greater than 10% of revenues follows:

                                                Year ended
                                               June 30, 2002
                                                  Revenues
                                                  --------
          Customer A                                 37%
          Customer B                                 51%


                                                Year ended
                                               June 30, 2001
                                                  Revenues
                                                  --------
          Customer A                                 82%


          The loss of Customer A or Customer B or the Company's failure to broaden the base of customers in 2002, could have a material adverse effect on the Company. There were no accounts receivable or contracts-in-progress at June 30, 2002.

                           PROFILE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             June 30, 2002 and 2001


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

          Excluded from the computation of diluted loss per share for the year ended June 30, 2002 are warrants and options to acquire 2,297,000 shares of common stock with a weighted average exercise price of $2.63 because their effect would be antidilutive. For the year ended June 30, 2002, additional potential dilutive securities that were excluded from the diluted loss per share computation are the exchange rights discussed in footnote 7 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00. Excluded from the computation of diluted loss per share for the year ended June 30, 2001 are warrants and options to acquire 1,430,000 shares of common stock with a weighted average exercise price of $4.21 because their effect would be antidilutive.

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

     (k)  Patents, Proprietary Technology, and Other Intellectual Property

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

                           PROFILE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             June 30, 2002 and 2001


     (l)  Financial Instruments and Concentrations of Credit Risk

          Financial instruments which potentially subject the Company to concentrations of credit risk include cash equivalents, accounts receivable, and contract work-in-progress. The fair value of these instruments approximates their financial statements carrying amount. Credit is extended to customers based on an evaluation of their financial condition. The Company does not require any collateral. The Company regularly invests funds in excess of its immediate needs in money market mutual funds. These funds are generally uninsured and subject to investment risk. Included with cash and cash equivalents were amounts held in the funds totaling $2,768 at June 30, 2002.

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

     (n)  New Accounting Pronouncements

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives, such as the Company's patents which have a net book value of $145,900 as of June 30, 2002, continued to be amortized over their respective estimated useful lives through June 30, 2002. The Company is required to adopt the provisions of Statement No. 141 immediately and Statement No. 142 effective July 1, 2002. The impact of adopting Statement No. 141 was not material. The Company does not anticipate the impact of adopting Statement No. 142 will have a significant impact on its financial statements.

                           PROFILE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             June 30, 2002 and 2001


          In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. However, it retains the requirement of Opinion No. 3 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company is required and plans to adopt the provisions of Statement No. 144 for the fiscal year beginning July 1, 2002. The adoption of this statement is not expected to have a material impact on the Company's financial statements.

     (o)  Segment Reporting

          The Company has one operating segment. Revenues consist almost entirely of fees generated from providing testing services. Expenses incurred to date are reported according to their expense category.

          The Company's customers are located in the United States and various foreign countries, however, no revenue has been generated from contracts with customers in foreign countries in 2002 or 2001.

(2)  Related Parties

     (a)  Notes Payable - Stockholders

          On May 9, 2002, the Company entered into a $150,000 bridge loan agreement with Murphy Evans, President and a director of the Company. Mr. Evans has currently loaned the Company $126,000 pursuant to this bridge loan agreement. Under the terms of the agreement, once Mr. Evans loaned the Company $125,000, the Company will cancel 150,000 warrants, currently held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share and issue to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05. If the Company raises $400,000 pursuant to the Offering within 90 days of May 9, 2002, the entire loan amount will be converted into the Company's common stock in accordance with the terms of the Offering (conversion price is based on $125,000 note /$0.70 per equity unit.) Each equity unit is comprised of one share of common stock accompanied by a detachable 5 year warrant to purchase an additional share of common stock with an exercise price of $1.05. If the Company is unsuccessful in raising $400,000 pursuant to the Offering within 90 days of May 9, 2002, the Company will be obligated to begin monthly loan payments of $25,000 per month with interest accruing at 6% per annum on the unpaid balance. The Company's Board of Directors approved the terms of this loan.

                           PROFILE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             June 30, 2002 and 2001


          The cancellation of the 150,000 warrants (old warrants) held by the officer with exercise prices ranging from $3.00 to $7.50 per share and issuance of 150,000 warrants (new warrants) with an exercise price of $1.05 is an effective repricing and will be accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending common stock value. As a result of the cancellation and reissuance of the warrants with a reduced exercise price, the Company recorded an additional $15,000 discount on notes payable and an increase in additional paid-in-capital based on the difference between the fair value of the old warrants and the fair value of the new warrants. The fair value of the old and new warrants on the day of cancellation and issuance was based on an option pricing model with the following assumptions: warrant lives ranging from 5 to 5.5 years, risk free interest rates of 5.25%, volatility of 120% and a zero dividend yield. Corresponding interest expense was $4,862 for the year ended June 30, 2002.

          As a result of the value allocated to the warrants associated with the convertible bridge note payable, the note contains an embedded contingent beneficial conversion feature, valued at $15,000. In accordance with EITF 98-5 and 00-27, the contingent beneficial conversion feature was based on the intrinsic value and calculated as the difference between the conversion price and the fair value of the common equity into which the note is convertible. The contingent beneficial conversion feature will be recognized at the time and in the event the $400,000 equity financing is raised and the note automatically converts. The $15,000 amount is being accounted for as an increase in additional paid-in-capital and interest expense. 90 days after issuance, the $400,000 in equity financing had not been secured, however, the noteholder has agreed to defer commencement of the $25,000 per month payments indefinitely.

          In April 2002, the Company issued non-interest bearing bridge notes payable to two officers in the amounts of $15,000 and $7,500, convertible into 21,428 and 10,714 equity units, respectively. Each equity unit is comprised of one share of common stock accompanied by a detachable 5 year warrant to purchase an additional share of common stock with an exercise price of $1.05. To the extent that the notes are not converted before maturity, both notes are payable in full when the Company determines it has sufficient working capital to do so. The note in the amount of $15,000 was converted to 21,428 equity units described above subsequent to June 30, 2002.

          Subsequent to June 30, 2002, the Company obtained $107,000 in non-interest bearing bridge loans payable to Murphy Evans, the President and a director and stockholder of the Company and to two stockholders of the Company, convertible into 152,857 equity units. Each equity unit is comprised of one share of common stock accompanied by a detachable 5-year warrant to purchase an additional share of common stock with an exercise price of $1.05. To the extent that the notes are not converted before maturity, the loans are payable in full when the Company determines it has sufficient working capital to do so.

                           PROFILE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             June 30, 2002 and 2001


     (b)  Consulting Services and Wages

          Consulting fees were paid to a director of the Company, Dr. John Kuo, totaling approximately $60,000 and $100,000 for the years ended June 30, 2002 and 2001, respectively.

     (c)  Royalty Arrangement

          In July 1988, the primary technology rights used by the Company were contributed by Northwood Enterprises Inc. (NEI), a company wholly owned by certain Company stockholders. In exchange for contributing the technology, the Company agreed to pay a royalty of 4% of the Company's net earnings before taxes to certain Company stockholders. When the Company becomes profitable, royalties will be due quarterly. In March 1996, an additional 1% royalty arrangement was awarded to a director of the Company in exchange for his expertise, technological know-how and proprietary information, and trade secrets. No amounts are payable under these arrangements.

(3)  Income Taxes

     Federal income taxes reported by the Company differ from the amount computed by applying the statutory rate due primarily to an increase in the valuation allowance for deferred tax assets.

     The tax effect of temporary differences that give rise to significant portions of federal deferred tax assets are comprised of the following at June 30, 2002:

          Deferred tax assets:
              Net operating loss carryforwards                    $ 2,477,000
              Stock compensation                                      301,000
              Research and experimentation credit carryforwards       131,000
                                                                  -----------

                        Gross deferred tax assets                   2,909,000

              Less valuation allowance                             (2,909,000)
                                                                  -----------

                        Net deferred tax assets                   $         0
                                                                  ===========


     The net increase in the valuation allowance for deferred tax assets was $475,000 and $493,000 for 2002 and 2001, respectively. The increases were primarily due to net operating loss carryforwards, the realization of which was uncertain.

     For federal income tax purposes, the Company has net operating loss carryforwards at June 30, 2002 available to offset future federal taxable income, if any, of approximately $7,285,000 which begin to expire in 2003. In addition, the Company has research and experimentation tax credit carryforwards of approximately $131,000 at June 30, 2002 which are available to offset federal income taxes and begin to expire in 2003.

                           PROFILE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             June 30, 2002 and 2001


     The utilization of the tax net operating loss carryforwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

     The effects of state income taxes were insignificant for 2002 and 2001.

(4)  Sale of Common Stock and Common Stock Purchase Warrants

     During the year ended June 30, 2002, the Company issued 672,000 shares of common stock and an equal number of warrants in connection with the sale of common stock. The warrants are exercisable at $1.00 per share until September 2006. Each share of common stock and warrant was sold for a total of $0.60. The total proceeds from sale of these securities, net of issuance costs, amounted to $362,958. Directors and related parties to the directors purchased a total of approximately 307,500 shares of common stock. Additionally, the Company issued 2,750 shares of common stock for the payment of rent.

     On March 18, 2002, the Board of Directors approved an offering of one million shares of the Company's common stock at a price of $0.70 per share, with an equal number of attached warrants (the "Offering"). Each warrant will entitle the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. During the year ended June 30, 2002, the Company raised $231,250 from subscriptions for 330,357 shares of common stock and attached warrants subscribed which were issued on July 17, 2002.

     During the period from July 1, 2002 through September 27, 2002, the Company raised an additional $105,022 from the issuance of 150,031 shares of its common stock and warrants in connection with the Offering.

(5)  Stock-Based Compensation

     The Company has granted stock options and warrants to compensate key employees, consultants, and board members for past and future services. During 1999, the Company adopted a stock option plan (Plan). The Plan provides for both incentive and nonqualified stock options to be granted to employees, officers, directors, and consultants. The Company has reserved 500,000 shares of common stock for option grants under the Plan.

                           PROFILE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             June 30, 2002 and 2001


     A summary of warrant-related activity follows:

                                             Number of shares  Weighted average
                                              under warrants    exercise price
                                              --------------    --------------

     Outstanding at June 30, 2000               1,200,000          $   3.86

     Grants                                       100,000              6.00
     Exercises                                       --                 --
     Forfeitures                                     --                 --

     Outstanding at June 30, 2001               1,300,000              4.02

     Grants                                       882,000              1.01
     Exercises                                       --                 --

     Cancellations                                150,000              6.67
                                                ---------

     Outstanding at June 30, 2002               2,032,000              2.52
                                                =========


     The following is a summary of warrants outstanding, all of which are exercisable at June 30, 2002:

                                             Weighted average
                                                remaining
                                             contractual life   Weighted average
     Exercise prices    Number outstanding       (years)         exercise price
     ---------------    ------------------       -------         --------------

      $1.00 - 1.50           1,227,000            4.66              $ 1.05
       3.00 - 3.50             530,000            5.33                3.27
          7.20                  65,000            5.33                7.20
          6.00                 100,000            1.33                6.00
          8.40                  90,000            5.33                8.40
         13.50                  20,000            5.33               13.50
                             ---------

       1.00 - 13.50          2,032,000            4.73                2.52
                             =========

                           PROFILE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             June 30, 2002 and 2001


     A summary of stock option-related activity follows:


                                                          Options outstanding
                                                       -------------------------
                                            Shares                   Weighted
                                           available     Number      average
                                           for grant   of shares  exercise price
                                           ---------   ---------  --------------

     Balance at June 30, 2000               410,000       90,000     $   7.19

     Grants                                 (40,000)      40,000         3.75
                                           --------     --------

     Balance at June 30, 2001               370,000      130,000         6.13

     Grants                                (135,000)     135,000         1.00
                                           --------     --------

     Balance at June 30, 2002               235,000      265,000         3.52
                                           --------     --------


     The following is a summary of stock options outstanding at June 30, 2002:

                           Options outstanding            Options exercisable
                                 Weighted
                                  average     Weighted                Weighted
                                 remaining     average                 average
      Exercise       Number     contractual   exercise    Number      exercise
       prices     outstanding   life (years)    price   exercisable     price
       ------     -----------   ------------    -----   -----------     -----

     $    1.00      135,000         4.36       $  1.00    135,000       $ 1.00
          2.00        5,000         3.67          2.00      5,000         2.00
          4.00       35,000         3.38          4.00     35,000         4.00
          5.00       25,000         5.33          5.00     25,000         5.00
          6.50       40,000         5.33          6.50     40,000         6.50
         10.50       25,000         5.33         10.50     25,000        10.50
                    -------                               -------

     1.00 - $10.50  265,000         4.55          3.52    265,000         3.52
                    =======                               =======

                           PROFILE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             June 30, 2002 and 2001


     The Company applies APB Opinion No. 25 and related interpretations in accounting for option and warrant grants to employees. Had compensation cost for the Company's option and warrant awards been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                   Years ended June 30
                                             2002                      2001
                                             ----                      ----

      Net loss:
          As reported                    $ 1,363,581                 1,425,003
          Pro forma                        1,474,081                 1,501,203

      Net loss per share:
          As reported                        0.28                      0.33
          Pro forma                          0.31                      0.35


     During 2002, the Company recorded stock compensation expense totaling $14,725 for the fair market value of 60,000 warrants granted to third-parties in exchange for services. The warrants were valued using the Black-Scholes option pricing model and the assumptions listed below.

     During 2001, the Company recorded stock compensation expense totaling $12,832 for the fair market value of 100,000 warrants granted to a third party in exchange for services. The warrants were valued using the Black-Scholes option pricing model and the assumptions listed below.

     The weighted average fair value per share of the option grants made during the year ended June 30, 2002, where the exercise price of the underlying stock equaled the fair value was $0.85. The weighted average fair value of the option grants made during the year ended June 30, 2001, where the fair value of the underlying stock exceeded the exercise price was $1.73.

     The fair value of option and warrant grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002: expected volatility of 120%, risk-free interest rate of 5.25%, expected lives of 5 years, and a 0% dividend yield. The weighted average assumptions used for grants in 2001: expected volatility of 82%, risk-free interest rate of 5.40%, expected lives of 3.6 years, and a 0% dividend yield.

(6)  Operating Leases

     The Company leases office facilities in various states under operating lease agreements that expire during 2003. Future minimum rental payments as of June 30, 2002 on operating leases are $18,254 for 2003.

     Total rent expense under operating leases with third parties was $86,786 and $75,529 during 2002 and 2001, respectively. Rent expense incurred under an operating lease with a related party was $1,250 and $18,000 during 2002 and 2001, respectively.

                           PROFILE TECHNOLOGIES, INC.
                          Notes to Financial Statements
                             June 30, 2002 and 2001


(7)  Liquidity

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern.

     The Company has incurred cumulative losses of $8,188,943 through June 30, 2002 and had negative working capital of $306,804 as of June 30, 2002. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At June 30, 2002, the Company accrued approximately $111,500 related to the deferred payment of the salaries and consulting fees which is included under accrued liabilities. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees, the employee, officer or director could exchange their deferred amount for an option to purchase two shares of common stock with a five-year term at an exercise price of $1.00 per share. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

(8)  NASDAQ Delisting

     In June 2001, the Company announced that it received a NASDAQ Staff Determination indicating that the Company failed to comply with the minimum bid price and net tangible asset/shareholder equity requirements of the NASDAQ Marketplace Rules for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities were, therefore, subject to delisting from the NASDAQ SmallCap Market. On August 10, 2001, the NASDAQ Stock Market suspended trading in the Company's common stock. Effective Monday, August 13, 2001, the Company began trading on the Over the Counter Bulletin Board under the symbol PRTK.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information regarding directors contained under the caption "Proposal
One: Election of Directors" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to October 28, 2002, is incorporated herein by reference.

     The information regarding executive officers who are not directors is set forth in Item 1 of this Report under the caption "Executive Officers of the Company."

     The information regarding reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, contained under the caption "Section 16(a) Beneficial Ownership Report Compliance" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to October 28, 2002, is incorporated herein by reference.


Item 10. Executive Compensation

     The information contained under the caption "Executive Compensation" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to October 28, 2002, is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to October 28, 2002, is incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions

     The information contained under the caption "Transactions with Affiliates" in the Company's Proxy Statement for the 2002 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to October 28, 2002, is incorporated herein by reference.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K

(a)  Exhibits.          The following exhibits were filed with or incorporated
                        by reference into this report.

     Exhibit No.        Description of Exhibit
     -----------        ----------------------

     Exhibit 3.1        Articles of Incorporation (incorporated by reference to
                        Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 10.1 Service Agreement dated as of August 16, 2001 between Profile Technologies, Inc. and BP Exploration(Alaska) Inc. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10KSB-40 filed with the Commission on September 28, 2001).

     Exhibit 10.2 Loan Agreement dated May 9, 2002, by and between the Company and Murphy Evans (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 15, 2002).

     Exhibit 23.1       Consent of Independent Auditors.

     Exhibit 99.1       Press Release dated September 30, 2002.

(b) Reports on Form 8-K. The Company did not file a Form 8-K during the last quarter of its fiscal year 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PROFILE TECHNOLOGIES, INC.



                                        By /s/ Henry Gemino
                                        -------------------
                                        Henry Gemino
                                        Chief Executive Officer
                                        and
                                        Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Form 10-KSB has been signed by the following persons in the capacities and as of the dates indicated:

Signature                            Title                    Date
---------                            -----                    ----

/s/ Charles Christenson              Director                 October 11, 2002
-----------------------
Charles Christenson

/s/ Murphy Evans                     Director                 October 11, 2002
----------------
Murphy Evans

/s/ Henry Gemino                     Director                 October 11, 2002
----------------
Henry Gemino

/s/ William A. Krivskey              Director                 October 11, 2002
-----------------------
William A. Krivskey

/s/ John Tsungfen Kuo                Director                 October 11, 2002
---------------------
John Tsungfen Kuo

                     Certification under Section 906 of the
                           Sarbanes-Oxley Act of 2002


     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Henry Gemino, as Chief Executive Officer of Profile Technologies, Inc., hereby certify that the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of Profile Technologies, Inc.


                                           /s/ Henry Gemino
                                           ----------------
                                           Henry Gemino,
                                           Chief Executive Officer
                                           and
                                           Chief Financial Officer




     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, Philip L. Jones, as Chief Operating Officer of Profile Technologies, Inc., hereby certify that the Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and that the information contained in the Annual Report fairly presents, in all material respects, the financial condition and results of operations of Profile Technologies, Inc.


                                           /s/ Philip L. Jones
                                           -------------------
                                           Philip L. Jones,
                                           Chief Operating Officer

        Certification under Section 302 of the Sarbanes-Oxley Act of 2002 and under Rules 13a-14 and 15d-14 of the Exchange Act


     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, I Henry Gemino, as Chief Executive Officer and Chief Financial Officer of Profile Technologies, Inc., hereby certify that:

     1. I have reviewed the Annual Report on Form 10-KSB of Profile Technologies, Inc.;

     2. based on my knowledge, the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report; and

     3. based on my knowledge, the financial statements, and other financial information included in the Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Annual Report.

                                             /s/ Henry Gemino
                                             ----------------
                                             Henry Gemino,
                                             Chief Executive Officer
                                             and
                                             Chief Financial Officer

     Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934, as amended, I, Philip L. Jones, as Chief Operating Officer of Profile Technologies, Inc., hereby certify that:

     1. I have reviewed the Annual Report on Form 10-KSB of Profile Technologies, Inc.;

     2. based on my knowledge, the Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Annual Report; and

     3. based on my knowledge, the financial statements, and other financial information included in the Annual Report fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Annual Report.


                                             /s/ Philip L. Jones
                                             -------------------
                                             Philip L. Jones,
                                             Chief Operating Officer