Form 10QSB
period 2002-09-30
PROFILE TECHNOLOGIES INC
filed 2002-11-19
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                               September 30, 2002

[ ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

      For the transition period from __________________ to ________________

                             Commission file number
                                     0-21151

                           PROFILE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                  91-1418002
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)

        2 Park Avenue, Suite 201
          Manhasset, New York
         (Address of Principal                               11030
           Executive Office)                              (Zip Code)

                                  516-365-1909
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the part 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 18, 2002, there were 5,457,661 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                TABLE OF CONTENTS

Description                                                          Page Number
--------------------------------------------------------------------------------

PART 1.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
              At September 30, 2002 (Unaudited) and At June 30, 2002...........4

         Condensed Consolidated Statements of Operations (Unaudited) -
              Three Months Ended September 30, 2002 and 2001...................5

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Nine Months Ended September 30, 2002 and 2001....................6

         Notes to Condensed Consolidated Financial Statements (Unaudited)......7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................12

     Item 3.  Controls and Procedures.........................................19

PART II. OTHER INFORMATION

     Item 1.  Legal Proceeding................................................21

     Item 2.  Changes in Securities...........................................21

     Item 3.  Defaults Upon Senior Securities.................................22

     Item 4.  Submission of Matters to a Vote of Security Holders.............22

     Item 5.  Other Information...............................................22

     Item 6.  Exhibits and Reports on Form 8-K................................22

SIGNATURES....................................................................23

CERTIFICATIONS................................................................23


PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                PROFILE TECHNOLOGIES, INC.
                                 Condensed Balance Sheets
                                        (unaudited)

                                                                September 30,    June 30,
                              Assets                                2002           2002
                              ------                            -----------    -----------
Current assets:
    Cash and cash equivalents                                   $    57,374    $    73,514
    Accounts receivable                                             128,306           --
    Contract work-in-progress                                       103,980           --
    Prepaid expenses and other current assets                        34,535         40,403

                   Total current assets                             324,195        113,917

Equipment, net                                                      172,356        196,351
Patents, net                                                        124,752        145,900
Other assets                                                          3,695         10,158

                   Total assets                                 $   624,998    $   466,326

               Liabilities and Stockholders' Equity
               ------------------------------------

Current liabilities:
    Notes payable to stockholders                               $   237,391    $   123,362
    Accounts payable                                                147,465        184,159
    Accrued liabilities                                             147,000        113,200

                   Total current liabilities                        531,856        420,721

Note payable to stockholder                                            --           15,000

Subscribed stock and warrants                                          --          231,250

Stockholders' equity:
    Common stock, $0.001 par value. Authorized 10,000,000
       shares; issued and outstanding 5,461,659 shares at
       September 30, 2002 and 4,959,842 at June 30, 2002              5,462          4,960
    Additional paid-in capital                                    8,336,983      7,983,338
    Accumulated deficit                                          (8,249,303)
                                                                                (8,188,943)

                   Total stockholders' equity                        93,142       (200,645)

                   Total liabilities and stockholders' equity   $   624,998    $   466,326


                 See accompanying notes to condensed financial statements


                           PROFILE TECHNOLOGIES, INC.
                       Condensed Statements of Operations
                                   (unaudited)


                                                    For the three months ended,
                                                            September 30,
                                                    ---------------------------
                                                        2002            2001
                                                    -----------     -----------

Revenues                                            $   334,913     $   341,208
Cost of revenues                                        126,774         141,608


        Gross profit                                    208,139         199,600


Operating expenses:
     Research and development                            54,652          72,843
     General and administrative                         204,449         290,833
        Total operating expenses                        259,101         363,676

        Loss from operations                            (50,962)       (164,076)

Interest income                                               6             816

Interest expense                                          9,404            --

                    Net loss                        $   (60,360)    $  (163,260)


Basic and diluted net loss per share                $     (0.01)    $     (0.04)
Shares used to calculate basic and diluted
     net loss per share                               5,375,167       4,536,496


            See accompanying notes to condensed financial statements


                              PROFILE TECHNOLOGIES, INC.
                          Condensed Statements of Cash Flows
                                      (unaudited)

                                                             For the three months ended
                                                                    September 30,
                                                             --------------------------
                                                                  2002         2001
                                                               ---------    ---------

Cash flows from operating activities:
    Net loss                                                   $ (60,360)   $(163,260)
    Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization                           45,143       42,649
          Accreted interest on notes payable                       7,529         --
          Stock compensation                                       2,875         --
          Changes in certain assets and liabilities:
            Accounts receivable                                 (128,306)    (160,394)
            Contract work-in-progress                           (103,980)    (176,185)
            Prepaid expenses and other current assets              5,868        6,199
            Other assets                                           6,463
            Accounts payable - stockholder                          --         (3,262)
            Other accounts payable                               (36,694)      24,281
            Accrued liabilities                                   33,800        2,345

                  Net cash used in operating activities         (227,662)    (427,627)

Cash flows from investing activities - Purchase of equipment        --        (26,780)

Cash flows from financing activities
    Proceeds from issuance of common stock and warrants, net     105,022      217,258
    Proceeds from issuance of notes payable                      106,500

                  Net cash provided by financing activities      211,522      217,258

                  Net decrease in cash and cash equivalents      (16,140)    (237,149)

Cash and cash equivalents at beginning of the period              73,514      306,058

Cash and cash equivalents at end of the period                 $  57,374    $  68,909

Supplementary disclosure of cash flow information:
    Note payable converted to common stock                        15,000         --
    Issuance of  stock and warrants previously subscribed        231,250         --


               See accompanying notes to condensed financial statements

                                           6

                            PROFILE TECHNOLOGIES, INC
                               September 30, 2002
                     Notes to Condensed Financial Statements


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

2.   Basis of Presentation

The unaudited interim condensed financial statements and related notes of the Company have been prepared pursuant to the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such instructions. The condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 2002 (filed October 15, 2002). The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Excluded from the computation of diluted loss per share for the three months ended September 30, 2002 are options and warrants to acquire 2,798,817 shares of common stock with a weighted-average exercise price of $2.35 because their effect would be antidilutive. For the three months ended September 30, 2002, additional potential dilutive securities that were excluded from the diluted loss per share computation are the exchange rights discussed in footnote 5 that could result in options to acquire up to 286,850 shares of common stock with an exercise price of $1.00. Excluded from the computation of diluted loss per share for the three months ended September 30, 2001 are options and warrants to acquire 1,859,167 shares of common stock with a weighted-average exercise price of $3.47 because their effect would be antidilutive.

4.   Notes Payable - Stockholders and Sale of Common Stock

On May 9, 2002, the Company entered into a $150,000 bridge loan agreement with Murphy Evans, President and a director of the Company. Mr. Evans has currently loaned the Company $126,000 pursuant to this bridge loan agreement. Pursuant to the terms of the agreement, once Mr. Evans loaned the Company $125,000, the Company will cancel 150,000 warrants, currently held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share and issue to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05. If the Company raises $400,000 pursuant to the Offering within 90 days of May 9, 2002, the entire loan amount will be converted into the Company's common stock in accordance with the terms of the Offering (conversion price is based on $125,000 note /$0.70 per equity unit.) Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. If the Company is unsuccessful in raising $400,000 pursuant to the Offering within 90 days of May 9, 2002, the Company will be obligated to begin monthly loan payments of $25,000 per month with interest accruing at 6% per annum on the unpaid balance. The Company's Board of Directors approved the terms of this loan.

The cancellation of the 150,000 warrants (old warrants) held by the officer with exercise prices ranging from $3.00 to $7.50 per share and issuance of 150,000 warrants (new warrants) with an exercise price of $1.05 is an effective repricing and is being accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of September 30, 2002, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.

As a result of the cancellation and reissuance of the warrants with a reduced exercise price, the Company recorded an additional $15,000 discount on notes payable and an increase in additional paid-in-capital based on the difference between the fair value of the old warrants and the fair value of the new warrants. The fair value of the old and new warrants on the day of cancellation and issuance was based on an option pricing model with the following assumptions: warrant lives ranging from 5 to 5.5 years, risk free interest rates of 5.25%, volatility of 120% and a zero dividend yield. Corresponding interest expense related to the note was $9,404 for the three months ended September 30, 2002.

As a result of the value allocated to the warrants associated with the convertible bridge note payable, the note contains an embedded contingent beneficial conversion feature, valued at $15,000. In accordance with EITF 98-5 and 00-27, the contingent beneficial conversion feature was based on the intrinsic value and calculated as the difference between the conversion price and the fair value of the common equity into which the note is convertible. The contingent beneficial conversion feature will be recognized at the time and in the event the $400,000 equity financing is raised and the note automatically converts. The $15,000 amount would be accounted for as an increase in additional paid-in-capital and interest expense. Ninety days after issuance, the $400,000 in equity financing had not been secured, however, the Company had agreed to defer commencement of the $25,000 per month payments indefinitely.

In April 2002, the Company issued non-interest bearing bridge notes payable to two officers in the amounts of $15,000 and $7,500, convertible into 21,428 and 10,714 equity units, respectively. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. To the extent that the notes are not converted before maturity, both notes are payable in full when the Company determines it has sufficient working capital to do so. The note in the amount of $15,000 was converted to 21,428 equity units described above in July, 2002.

During the three months ended September 30, 2002, the Company obtained $106,500 in non-interest bearing bridge notes payable to three stockholders of the Company, convertible into 152,857 equity units. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. To the extent that the notes are not converted before maturity, the loans are payable in full when the Company determines it has sufficient working capital to do so.

On March 18, 2002, the Board of Directors approved the 2002 Offering, an offering of 1,000,000 shares of the Company's common stock at a price of $.70 per share, with attached warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. During the period from July 1, 2002 through September 30, 2002, the Company raised a total of $105,022 from the issuance of 150,031 shares of its common stock and warrants in connection with this Offering.

5.   Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $8,249,303 through September 30, 2002 and had negative working capital of $207,661 as of September 30, 2002. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September 30, 2002, the Company accrued approximately $143,425 related to the deferred payment of the salaries and consulting fees which is included under accrued liabilities. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees, the employee, officer or director could exchange their deferred amount for an option to purchase two shares of common stock with a five-year term at an exercise price of $1.00 per share. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

6.   NASDAQ Delisting

In June 2001, the Company announced that it received a Nasdaq Staff Determination, indicating that the Company failed to comply with the minimum bid price and net tangible asset/shareholder equity requirements of the Nasdaq Marketplace Rules for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market. On August 10, 2001, the Nasdaq Stock Market suspended trading in the Company's common stock. Effective Monday, August 13, 2001, the Company began trading on the Over the Counter Bulletin Board under the symbol PRTK.

7.   New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives, such as the Company's patents which have a net book value of $145,900 as of June 30, 2002, will continue to be amortized over their respective estimated useful lives. Amortization expense related to the patents for the three months ended September 30, 2002 was $21,148. Additional amortization expense related to the patents for the remainder of fiscal year 2003 is anticipated to be $63,444. Amortization expense related to the patents for fiscal years 2004, 2005 and 2006 is anticipated to be $61,303. The Company adopted the provisions of Statement No. 141 immediately and Statement No. 142 effective July 1, 2002. The impact of adopting Statement No.'s 141 and 142 were not material.

In October, 2001 the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of Statement No. 144 effective July 1, 2002. The adoption of this statement did not have a material impact on the Company's financial statements.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The Company will be required to adopt this statement for any exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this statement will have a material impact on the Company's financial statements.

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

     The EMW process is designed to detect external corrosion of pipelines without the need for taking the line out of service, physically removing the insulation, or uncovering the pipe, and then visually inspecting the outside of the pipe for corrosion. The Company often can inspect the pipelines by using various access points to the pipeline that already exist for other reasons. Where such access is not already available, the Company's technology permits inspection of pipelines with only a very minimal amount of disturbance of the covering or insulation that is present on the pipeline. Finally, the Company's technology permits an inspection of the entire pipeline, as opposed to other technologies which only conduct inspections at the points selected for the testing.

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


Sales

     The Company derives revenue solely from the sale of the EMW inspection technology service. The Company relies upon several employees, including the Chief Executive Officer, the Chief Operating Officer, the Vice President - Field Operations, for the Company's sales functions. The Company relies solely upon the employees of the Company to conduct its sales activities.

     During the three months ended September 30, 2002, all of the Company's sales were attributable to two customers. These customers individually accounted for 35% and 65%, and 57% and 40%, of net sales during the three months ended September 30, 2002 and 2001, respectively.

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

     Upon completion of its redesigned buried pipe product, which the Company plans to accomplish during the fiscal year 2003, the Company intends to refocus on the natural gas utility and pipeline market, particularly in so-called "high consequence areas" (e.g., densely populated areas).

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

     The Company recognizes revenue from service contracts using the percentage-of-completion method of contract accounting. Contract revenues earned are measured using either the percentage-of-contract costs incurred to date to total estimated contract costs or, when the contract is based on measurable units of completion, revenue is based on the completion of such units. Historically, the majority of the Company's revenue has been recognized based on the completion of measurable units. Anticipated losses on contracts, if any, are charged to earnings as soon as such losses can be estimated. Changes in estimated profits on contracts are recognized during the period in which the change in estimate is known. The Company records claims for additional compensation on contracts upon revision of the contract to include the amount to be received for the additional work performed. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Service contracts generally extend no more than six months.

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

Results of Operations

     The Company's operating results depend exclusively on its ability to market its EMW inspection technology. If the Company is not able to automate completely the EMW inspection process and fully implement its new technology, the Company may not be able to obtain future contracts to sell or to license its EMW technology. Since the Company's revenues are derived solely from the marketing and sale of its EMW technology, any failure to obtain future contracts will have a material adverse effect on the business and financial condition of the Company.

     Revenues for the three months ended September 30, 2002 were $334,913 which represented a decrease of $6,295 or 2% as compared to revenues of $341,208 for the three months ended September 30, 2001. In the previous year, the Company was engaged for a small service project with a natural gas utility that generated approximately $9,000 in revenue. The Company did not perform a similar service project in the current period which was the primary cause of the nominal decrease in revenue.

     Cost of revenues decreased 11% to $126,774 for the three months ended September 30, 2002 compared to $141,608 for the three months ended September 30, 2001. The decrease in cost of revenues is primarily due to greater operational and production efficiencies in the Company's technology and business.

     Gross profit increased to $208,139 for the three months ended September 30, 2002 from gross profit of $199,600 for the three months ended September 30, 2001. The increase in gross profit for the three months ended September 30, 2002 as compared to the same quarter of the previous year resulted from efficiencies in the testing services performed.

     Research and development expenses for the three months ended September 30, 2002 decreased 25% to $54,652 from $72,843 for the three months ended September 30, 2001, a decrease of $18,191. The decrease is due to a reduction in the number of the Company's employees, and to the fact that the Company's current employees have spent less time on research and development and more time on revenue generating contracts.

     General and administrative expenses decreased 30% to $204,449 for the three months ended September 30, 2002 from $290,833 for the three months ended September 30, 2001, a decrease of $86,434. The decrease is primarily due to a reduction in discretionary expenditures, including a reduction in the number of the Company's employees and the closure of two of the Company's offices.

     Loss from operations decreased 69% to $50,962 for the three months ended September 30, 2002 compared to $164,076 for the three months ended September 30, 2001. The decrease is primarily due to a reduction in discretionary expenditures, including a reduction in the number of the Company's employees and the closure of two of the Company's offices.

     Interest income decreased to $6 for the three months ended September 30, 2002 down from $816 for the three months ended September 30, 2001. This decrease was the result of declining cash and cash equivalent balances during the period as the Company used such resources to sustain its commercial operations and research and development activities.

     Interest expense was $9,404 for the three months ended September 30, 2002. This interest expense resulted from the issuance of a note payable by the Company to Murphy Evans, the President and a director and shareholder of the Company, as described in "Liquidity and Capital Resources" section below.

     Net Loss decreased 63% to $60,360 for the three months ended September 30, 2002 compared to $163,260 for the three months ended September 30, 2001.


Liquidity and Capital Resources

     The Company has incurred cumulative losses of $8,249,303 through September 30, 2002 and had negative working capital of $207,661 as of September 30, 2002. During the three months ended September 30, 2002, the Company used $227,662 of cash in operating activities primarily as a result of net losses. The Company's cash and cash equivalents as of September 30, 2002 were $57,374. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements and continue to operate, additional financing will be necessary.

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

     For the year ended June 30, 2002, the Company raised $594,208 from a private placement of its common stock, with attached warrants, and $126,000 from a loan from its President, Murphy Evans as described further below. In addition, the Company raised $22,500 from loan proceeds from Henry Gemino, its Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company, and G.L. Scott, its former Chairman of the Board of Directors, as described below.

     On March 18, 2002, the Board of Directors approved the 2002 Offering, an offering of 1,000,000 shares of the Company's common stock at a price of $.70 per share, with attached warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. During the period from July 1, 2002 through September 30, 2002, the Company raised a total of $105,022 from the issuance of 150,031 shares of its common stock and warrants in connection with this Offering. There can be no assurance that the Company will be able to raise additional equity capital from this Offering.

     In July, 2002, Henry Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company, elected to convert a $15,000 note payable into 21,428 equity units. Each equity unit is comprised of one share of the Company's common stock, with a detached 5 year warrant to purchase one additional share of the Company's common stock at an exercise price of $1.05 per share.

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

     The Company's contractual obligations consist of commitments under operating leases, deferred salary and fees, and repayment of loans payable to certain officers, directors and stockholders. Future minimum rental payments on the operating leases are less than $15,000 for the remainder of the fiscal year 2003, with no further contractual obligations thereafter, although the Company expects to continue to incur costs on leased properties, as the Company has extended such leases in the past or will use alternate facilities. As of September 30, 2002, deferred salary and fees were equal to $143,425, and the salaries and fees will continue to be deferred until the Company has sufficient resources to pay the amounts owed, or the employees, officers, or directors exchange such amounts as described below. On March 18, 2002, the Board of Directors approved a right under which any such employee, officer or director could exchange each dollar of his or her deferred salary or fees for an option to purchase two shares of the Company's common stock which may be exercised over a five-year term at an exercise price of $1.00 per share. As of September 30, 2002, no conversions have occurred.

     As of September 30, 2002, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $237,391. The notes are described below.

     On May 9, 2002, the Company entered into the Evans Loan, a $150,000 bridge loan agreement with Murphy Evans, President and a director and stockholder of the Company. Mr. Evans has currently loaned the Company $126,000, pursuant to the Evans Loan. Under to the terms of the Evans Loan, once Mr. Evans loaned the Company $125,000, the Company is obligated to cancel 150,000 warrants, currently held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share, and issue to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05. If the Company had raised $400,000 pursuant to the Offering within 90 days of May 9, 2002, the entire loan amount would have been converted into the Company's common stock in accordance with the terms of the Offering. However, the Company raised only $346,250, not $400,000, under the Offering within 90 days of May 9, 2002. As a result, the Company is obligated to commence making monthly loan payments to Mr. Evans in the amount of $25,000 per month, with interest accruing at 6% per annum on the unpaid principal balance of the Evans Loan. The Evans Loan has a discounted carrying value of $123,391 as of September 30, 2002, but a stated amount of $126,000. The Company's Board of Directors approved the terms of the Evans Loan. As of September 30, 2002, the Company had not made any, and Mr. Evans has made no demand for, payments under the Evans Loan.

     During the three months ended September 30, 2002 the Company entered into the Subsequent Evans Loan, representing certain non-interest bearing bridge loans in the aggregate amount of $57,000 also payable to Murphy Evans. The terms of the Subsequent Evans Loan provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balance of the Subsequent Evans Loan and is convertible into 81,428 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of 1.05 per share. The Subsequent Evans Loan is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. As of September 30, 2002, Mr. Evans had not converted the Subsequent Evans Loans into equity units.

     During the three months ended September 30, 2002, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Shareholder Loans") payable to two shareholders of the Company. The terms of the Shareholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balance of the Shareholder Loans. The Shareholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. Each of the Shareholder Loans is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. As of September 30, 2002, neither shareholder has converted either Shareholder Loan into equity units.

     The remaining note represents a non-interest bearing bridge loan entered into by the Company in April, 2002, in the principal amount of $7,500 (the "Scott Loan") payable to G.L. Scott, the former Chairman of the Board of Directors and stockholder of the Company. The Scott Loan is payable at such time as the Company determines that it has sufficient working capital to repay the principal balance of the Scott Loan and is convertible into 10,714 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. On September 29, 2002, Mr. Scott died unexpectantly from a stroke. As of September 30, 2002, neither Mr. Scott nor his estate had converted the Scott Loan into equity units.

     On September 25, 2002, the Company received notice from one of its Alaska customers that the results of a blind test on large diameter above-grade pipe were not satisfactory. Specifically, the customer indicated that, although the Company located all areas of corrosion, the severity of the anomalies reported did not match the severity of corrosion found on the pipe. As a result, the customer canceled approximately two weeks of work for one of the Company's crews, resulting in the loss of approximately $47,000 in expected, but not accrued, revenue. This customer accounted for 65% of the Company's revenues for the three months ended September 30, 2002.

     The results that caused the customer the most concern were derived from data that was inadvertently taken by the Company using a faulty piece of grounding equipment. In the report provided to the customer, the Company identified the grounding problem and recommended that the pipe should be re-tested prior to verification.

     The Company has recently completed and submitted a detailed, written explanation of the equipment problem for the customer, including the steps already taken by the Company to preclude the recurrence of the equipment problem. The Company's service contract with the customer is still in place, and the Company is hopeful that it will be included in the customer's inspection plans for next year, although there can be no assurance that the customer will engage the Company to provide inspection services at any time in the future.


FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains "forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's projected future results, future plans, objectives or goals or future conditions or events are also forward looking statements. Actual results are inherently difficult to predict. Any such forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As required under Rule 13a-15 and Rule 15d-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), within the 90 days prior to the filing date of this Quarterly Report, the Company completed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was completed by the Chief Executive Officer, who also serves as the Company's Chief Financial Officer, and the Chief Operating Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Operating Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Commission. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Operating Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls.

     There have been no changes in internal controls or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II-- OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2. Changes in Securities.

     On March 18, 2002, the Board of Directors approved an offering of 1,000,000 shares of the Company's common stock at a price of $0.70 per share, with attached warrants (the "2002 Offering"). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. The Company did not incur or pay any commissions with respect to offers and sales of securities under the 2002 Offering. As of September 30, 2002, the Company had raised a total of $351,272 from the 2002 Offering. All of the investors were accredited investors. The 2002 Offering is exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Rule 506 promulgated thereunder. There can be no assurance that the Company will be able to raise additional equity capital from this Offering.

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

     During the three months ended September 30, 2002, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Shareholder Loans") payable to two shareholders of the Company. The terms of the Shareholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Shareholder Loans. The Shareholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. Each of the Shareholder Loans is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. As of September 30, 2002, neither shareholder has converted either Shareholder Loan into equity units.

     During the three months ended September 30, 2002, the Company entered into certain non-interest bearing bridge loans in the aggregate amount of $57,000 (the "Subsequent Evans Loan") payable to Murphy Evans, the President and a director and shareholder of the Company. The terms of the Subsequent Evans Loan provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balance of the Subsequent Evans Loan and is convertible into 81,428 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Subsequent Evans Loan is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. As of September 30, 2002, Mr. Evans had not converted the Subsequent Evans Loan into equity units.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     On September 29, 2002, G.L. Scott, the Company's Chairman of the Board of Directors, tragically and unexpectantly died from a stroke. As of November 18, 2002, the Board of Directors has not appointed a successor Chairman of the Board.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          99.1 Press Release dated September 30, 2002 (incorporated by reference from Exhibit 99.1 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 15, 2002).
          99.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002
          99.3 Certification under Section 906 of the Sarbanes-Oxley Act of 2002

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



                                           PROFILE TECHNOLOGIES, INC.
                                           --------------------------
                                           (Registrant)


Date: November 19, 2002                    /s/ Henry E. Gemino
                                           -------------------------------------
                                           Henry E. Gemino
                                           Chief Executive Officer and
                                           Chief Financial Officer



                                  CERTIFICATION
                                  -------------

     I, Henry E. Gemino, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Profile Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002                      /s/ Henry E. Gemino
                                             -----------------------------------
                                             Henry E. Gemino
                                             Chief Executive Officer and
                                             Chief Financial Officer


                                  CERTIFICATION
                                  -------------

     I, Philip L. Jones , certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Profile Technologies, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety (90) days prior to the filing of this quarterly report (the "Evaluation Date"); and

          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002                      /s/ Philip L. Jones
                                             -----------------------------------
                                             Philip L. Jones
                                             Chief Operating Officer