Form 10QSB
period 2002-12-31
PROFILE TECHNOLOGIES INC
filed 2003-02-14
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                December 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On January 31, 2003, there were 5,461,659 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                                    TABLE OF CONTENTS

Description                                                                  Page Number
-----------                                                                  -----------
PART 1.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets - (Unaudited)
              At December 31, 2002 and At June 30, 2002................................4

         Condensed Consolidated Statements of Operations (Unaudited) -
              Three Months Ended and Six Months ended December 31, 2002 and 2001.......5

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Six Months Ended December 31, 2002 and 2001..............................6

         Notes to Condensed Consolidated Financial Statements (Unaudited)..............7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................................12

     Item 3.  Controls and Procedures.................................................20

PART II. OTHER INFORMATION

     Item 1.  Legal Proceeding........................................................21

     Item 2.  Changes in Securities...................................................21

     Item 3.  Defaults Upon Senior Securities.........................................22

     Item 4.  Submission of Matters to a Vote of Security Holders.....................22

     Item 5.  Other Information.......................................................23

     Item 6.  Exhibits and Reports on Form 8-K........................................23

SIGNATURES............................................................................24

CERTIFICATIONS........................................................................24



PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                     PROFILE TECHNOLOGIES, INC.
                                      Condensed Balance Sheets
                                             (unaudited)
                                                                          December 31,     June 30,
                              Assets                                          2002           2002
                                                                          -----------    -----------
Current assets:
    Cash and cash equivalents                                             $    21,398    $    73,514
    Accounts receivable                                                        11,776           --
    Prepaid expenses and other current assets                                  16,689         40,403

                   Total current assets                                        49,863
                                                                                             113,917

Equipment, net                                                                152,200        196,351
Patents, net                                                                  103,604        145,900
Other assets                                                                    3,515         10,158

                                                                          -----------    -----------
                   Total assets                                           $   309,182    $   466,326
                                                                          -----------    -----------

            Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
    Notes payable to stockholders                                         $   260,000    $   123,362
    Accounts payable                                                          147,473        184,159
    Accrued liabilities                                                       165,975        113,200

                   Total current liabilities                                  573,448
                                                                                             420,721

Note payable to stockholder                                                      --           15,000

Subscribed stock and warrants                                                    --          231,250

Stockholders' equity (deficit):
    Common stock, $0.001 par value. Authorized 15,000,000
       shares as of December 31, 2002 and 10,000,000 as of June
       30, 2002; issued and outstanding 5,461,659 shares at
       December 31, 2002 and 4,959,842 at June 30, 2002                         5,462          4,960

    Additional paid-in capital                                              8,338,300      7,983,338
    Accumulated deficit                                                    (8,608,028)    (8,188,943)

                   Total stockholders' equity (deficit)                      (264,266)      (200,645)
                                                                          -----------    -----------
                   Total liabilities and stockholders' equity (deficit)   $   309,182    $   466,326
                                                                          -----------    -----------


                      See accompanying notes to condensed financial statements


                                  PROFILE TECHNOLOGIES, INC.
                              Condensed Statements of Operations
                                          (unaudited)


                                       For the Three months ended     For the Six months ended
                                              December 31,                  December 31,
                                       --------------------------    --------------------------

                                          2002           2001           2002           2001
                                       -----------    -----------    -----------    -----------


Revenue                                $     4,696    $    63,365    $   339,609    $   404,573
Cost of revenue                             72,839        112,464        199,613        254,072
                                       -----------    -----------    -----------    -----------

        Gross profit (loss)                (68,143)       (49,099)       139,996        150,501
                                       -----------    -----------    -----------    -----------

Operating Expenses:
        Research and development            44,740         98,720         99,392        171,563
        General and administrative         241,358        249,545        445,807        540,378
                                       -----------    -----------    -----------    -----------

        Total operating expenses           286,098        348,265        545,199        711,941
                                       -----------    -----------    -----------    -----------

        Loss from operations              (354,241)      (397,364)      (405,203)      (561,440)
                                       -----------    -----------    -----------    -----------

Interest income                               --              167              6            983

Interest Expense                             4,484           --           13,888           --

        Net loss                       $  (358,725)   $  (397,197)   $  (419,085)   $  (560,457)
                                       -----------    -----------    -----------    -----------

Basic and diluted net loss per share         (0.07)         (0.08)         (0.08)         (0.12)

Shares used to calculate basic and
        diluted net loss per share       5,461,659      4,773,904      5,418,413      4,655,200



                   See accompanying notes to condensed financial statements


                             PROFILE TECHNOLOGIES, INC.
                         Condensed Statements of Cash Flows
                                     (unaudited)

                                                              For the six months ended
                                                                     December 31,
                                                                  2002         2001
                                                               ---------    ---------
Cash flows from operating activities:

    Net loss                                                   $(419,085)   $(560,457)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                           86,447       84,701
          Accreted interest on notes payable                      10,138         --
          Stock compensation                                       4,192         --
          Changes in certain assets and liabilities:
            Accounts receivable                                  (11,776)    (139,853)
            Contract work-in-progress                                  0       17,850
            Prepaid expenses and other current assets             23,714       20,693
            Other assets                                           6,643       (1,100)
            Accounts payable - stockholder                          --         (3,262)
            Other accounts payable                               (36,686)      18,275
            Accrued liabilities                                   52,775       51,058
                                                               ---------    ---------

                  Net cash used in operating activities         (283,638)    (512,095)

Cash flows from investing activities - Purchase of equipment        --        (26,780)
                                                               ---------    ---------

Cash flows from financing activities
    Proceeds from issuance of common stock and warrants, net     105,022      358,458
    Proceeds from issuance of notes payable                      126,500         --
                                                               ---------    ---------

                  Net cash provided by financing activities      231,522      358,458
                                                               ---------    ---------

                  Net decrease in cash and cash equivalents      (52,116)    (180,417)
                                                               ---------    ---------

Cash and cash equivalents at beginning of the period              73,514      306,058
                                                               ---------    ---------


Cash and cash equivalents at end of the period                 $  21,398    $ 125,641
                                                               ---------    ---------

Supplementary disclosure of non-cash financing information:
    Note payable converted to common stock
                                                                  15,000         --
    Issuance of  stock and warrants previously subscribed
                                                                 231,250         --


              See accompanying notes to condensed financial statements

                                          6

                            PROFILE TECHNOLOGIES, INC
                                December 31, 2002
                     Notes to Condensed Financial Statements


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

Excluded from the computation of diluted loss per share for the three and six months ended December 31, 2002 are options and warrants to acquire 2,853,817 shares of common stock with a weighted-average exercise price of $2.32 because their effect would be antidilutive. For the three and six months ended December 31, 2002, additional potential dilutive securities that were excluded from the diluted loss per share computation are the exchange rights discussed in footnote 5 that could result in options to acquire up to 299,250 shares of common stock with an exercise price of $1.00. Excluded from the computation of diluted loss per share for the three and six months ended December 30, 2001 are options and warrants to acquire 2,224,500 shares of common stock with a weighted-average exercise price of $3.06 because their effect would be antidilutive.

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

The cancellation of the 150,000 warrants (old warrants) held by the officer with exercise prices ranging from $3.00 to $7.50 per share and issuance of 150,000 warrants (new warrants) with an exercise price of $1.05 is an effective repricing and is being accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of December 31, 2002, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.

As a result of the cancellation and reissuance of the warrants with a reduced exercise price, the Company recorded an additional $15,000 discount on notes payable and an increase in additional paid-in-capital based on the difference between the fair value of the old warrants and the fair value of the new warrants. The fair value of the old and new warrants on the day of cancellation and issuance was based on an option pricing model with the following assumptions: warrant lives ranging from 5 to 5.5 years, risk free interest rates of 5.25%, volatility of 120% and a zero dividend yield. Corresponding interest expense related to the note was $13,888 for the six months ended December 31, 2002.

As a result of the value allocated to the warrants associated with the convertible bridge note payable, the note contains an embedded contingent beneficial conversion feature, valued at $15,000. In accordance with EITF 98-5 and 00-27, the contingent beneficial conversion feature was based on the intrinsic value and calculated as the difference between the conversion price and the fair value of the common equity into which the note is convertible. The contingent beneficial conversion feature will be recognized at the time and in the event the $400,000 equity financing is raised and the note automatically converts. The $15,000 amount would be accounted for as an increase in additional paid-in-capital and interest expense. Ninety days after issuance, the $400,000 in equity financing had not been secured, however, the Company and Mr. Evans had agreed to defer commencement of the $25,000 per month payments indefinitely.

In April 2002, the Company issued non-interest bearing bridge notes payable to two officers in the amounts of $15,000 and $7,500, convertible into 21,428 and 10,714 equity units, respectively. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. To the extent that the notes are not converted before maturity, both notes are payable in full when the Company determines it has sufficient working capital to do so. The note in the amount of $15,000 was converted to 21,428 equity units described above in July 2002.

During the six months ended December 31, 2002, the Company obtained $106,500 in non-interest bearing bridge notes payable to three stockholders of the Company, convertible into 152,857 equity units. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. To the extent that the notes are not converted before maturity, the loans are payable in full when the Company determines it has sufficient working capital to do so.

On December 26, 2002, and on January 21, 2003, Murphy Evans, the President and a director and stockholder of the Company, loaned $20,000 and $10,000, respectively, to the Company. These loans will accrue interest at the rate of 5% per annum, and the loans are repayable at such time as the Company has sufficient funds to do so. These loans are not convertible into equity units.

On March 18, 2002, the Board of Directors approved the 2002 Offering, an offering of 1,000,000 shares of the Company's common stock at a price of $.70 per share, with attached warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. During the period from July 1, 2002 through December 31, 2002, the Company raised a total of $105,022 from the issuance of 150,031 shares of its common stock and warrants in connection with this Offering.

On December 9, 2002, the shareholders approved an increase in the authorized common shares of the Company from 10,000,000 to 15,000,000.

5.   Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $8,608,028 through December 31, 2002 and had negative working capital of $523,585 as of December 31, 2002. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2002, the Company accrued approximately $149,625 related to the deferred payment of the salaries and consulting fees which is included under accrued liabilities. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees, the employee, officer or director could exchange their deferred amount for an option to purchase two shares of common stock with a five-year term at an exercise price of $1.00 per share. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

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

7.   New Accounting Pronouncements

In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives, such as the Company's patents which have a net book value of $145,900 as of June 30, 2002, will continue to be amortized over their respective estimated useful lives. Amortization expense related to the patents for the six months ended December 31, 2002 was $42,296. Additional amortization expense related to the patents for the remainder of fiscal year 2003 is anticipated to be $42,296. Amortization expense related to the patents for fiscal years 2004, 2005 and 2006 is anticipated to be $61,308. The Company adopted the provisions of Statement No. 141 immediately and Statement No. 142 effective July 1, 2002. The impact of adopting Statement No.'s 141 and 142 were not material.

In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While Statement No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", it retains many of the fundamental provisions of that Statement. Statement No. 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of Statement No. 144 effective July 1, 2002. The adoption of this statement did not have a material impact on the Company's financial statements.

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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of FIN 45 did not have a material effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure". SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Company's interim reporting period ending December 31, 2002. The Company does not plan on adopting the transition provisions of SFAS No. 148 and will provide the required disclosures beginning in the third quarter of 2003.

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

     The EMW process is designed to detect external corrosion of pipelines without the need for taking the line out of service, physically removing the insulation, or uncovering the pipe, and then visually inspecting the outside of the pipe for corrosion. The Company often can inspect the pipelines by using various access points to the pipeline that already exist for other reasons. Where such access is not already available, the Company's technology permits inspection of pipelines with only a very minimal amount of disturbance of the covering or insulation that is present on the pipeline. Finally, the Company's technology permits an inspection of the entire pipeline, as opposed to other technologies, which only conduct inspections at the points selected for the testing.

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

     During the six months ended December 31, 2002, all of the Company's sales were attributable to two customers. These customers individually accounted for 64% and 36%, and 36% and 52%, of net sales during the six months ended December 31, 2002 and 2001, respectively.

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

Research and Development

     On January 13, 2003, the Company entered into a research agreement with one of its major oil company customers. The Company believes that this agreement will enable the Company to apply the customer's patented pattern recognition technology to the Company's EMW technology data in ways that will result in increased accuracy in identifying EMW anomalies that are indicative of corrosion; identify, if possible, other data patterns that will permit a more precise grading of degrees and types of corrosion indicated by varying EMW anomalies, and more fully automate the Company's data interpretation process. While the Company has historically achieved a high degree of accuracy in identifying corrosion, the Company and its customer are optimistic that significant, additional technological improvements can be achieved through the application of state-of-the-art pattern recognition technology. There can be no assurance, however, that the Company and its customer will be able to achieve these additional technological improvements to the EMW technology or that the Company will be able to secure additional revenue generating contracts.

     Since January 2002, the Company has been engaged in a comprehensive program to improve its hardware, software and data acquisition methods. Management believes that this effort has provided the Company with the ability to pursue this research opportunity with its customer.

Critical Accounting Estimates and Policies

     The discussion and analysis of financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including contract revenue recognition and impairment of long-lived assets. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form its basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions and conditions, and such variations may be adverse.

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

     Revenue decreased to $4,696 for the three months and $339,609 for the six months ended December 31, 2002, compared to $63,365 for the three months and $404,573 for the six months ended December 31, 2001. This decrease was attributable to the fact that the Company left the North Slope of Alaska earlier than it did in the prior year due to the cancellation of approximately two weeks of work for one of the Company's crews. The events surrounding this cancellation are described in detail below in "Liquidity and Capital Resources."

     Cost of revenue decreased to $72,839 for the three months and $199,613 for the six months ended December 31, 2002, compared to $112,464 for the three months and $254,072 for the six months ended December 31, 2001. The decrease for the three and six months ended December 31, 2002 is due to a reduction in revenue-generating contracts performed on the North Slope of Alaska.

     Gross loss was $68,143 for the three months, and gross profit was $139,996, for the six months ended December 31, 2002, compared to a gross loss of $49,099 for the three months, and gross profit of $150,501, for the six months ended December 31, 2001. The decrease in gross profit for the six months ended December 31, 2002 as compared to the same period in the prior year is primarily due to the shortened period of operations on the North Slope as mentioned above.

     Research and development expenses decreased to $44,740 for the three months and $99,392 for the six months ended December 31, 2002, compared to $98,720 for the three months and $171,563 for the six months ended December 31, 2001. The decrease for the three and the six month period ended December 31, 2002, compared to the three and the six month period ended December 31, 2001, was due to a reduction in the number of the Company's employees, and certain employees spending less time on research and development and more time on revenue-generating contracts.

     General and administrative expenses decreased to $241,358 for the three months and $445,807 for the three and the six months ended December 31, 2002, compared to $249,545 for the three months and $540,378 for the six months ended December 31, 2001. The decrease for the six months ended December 31, 2002 is due to a reduction in discretionary expenditures, including a reduction in the number of the Company's employees and the closure of two of the Company's offices in the fiscal year ended June 30, 2002.

     Loss from operations decreased to $354,241 for the three months and $405,203 for the six months ended December 31, 2002, compared to $397,364 for the three months and $561,440 for the six months ended December 31, 2001. The decrease for the three and six months ended December 31, 2002 compared to the same period in the prior year is due to a higher gross margin on contracts performed as well *as a reduction in operating expenses as discussed above. As a result of the Company's cost structure, including a significant amount of fixed costs, fluctuations in revenue will significantly impact the Company's gross margin and loss from operations.

     Interest income was $0 for the three months and $6 for the six months ended December 31, 2002, down from $167 for the three months and $983 for the six months ended December 31, 2001. This decrease was the result of declining cash and cash equivalent balances as the Company used these liquid resources to sustain its commercial operations and research and development activities and lower rates of return on invested funds.

     Interest expense was $4,484 for the three months and $13,888 for the six months ended December 31, 2002, up from $0 for the three months and $0 for the six months ended December 31, 2001. The increase is a result of the interest accrued in relation to the Evans Loan described below in "Liquidity and Capital Resources."

Liquidity and Capital Resources

     The Company has incurred cumulative losses of $8,608,028 through December 31, 2002 and had negative working capital of $523,585 as of December 31, 2002. During the six months ended December 31, 2002, the Company used $283,638 of cash in operating activities primarily as a result of net losses. The Company's cash and cash equivalents as of December 31, 2002 were $21,398. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements and continue to operate, additional financing will be necessary.

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

     The Company's contractual obligations consist of commitments under operating leases, deferred salary and fees, and repayment of loans payable to certain officers, directors and stockholders. Future minimum rental payments on the operating leases are less than $15,000 for the remainder of the fiscal year 2003, with no further contractual obligations thereafter, although the Company expects to continue to incur costs on leased properties, as the Company has extended such leases in the past or will use alternate facilities. As of December 31, 2002, deferred salary and fees were equal to $149,625, and the salaries and fees will continue to be deferred until the Company has sufficient resources to pay the amounts owed, or the employees, officers, or directors exchange such amounts as described below. On March 18, 2002, the Board of Directors approved a right under which any such employee, officer or director could exchange each dollar of his or her deferred salary or fees for an option to purchase two shares of the Company's common stock which may be exercised over a five-year term at an exercise price of $1.00 per share. As of December 31, 2002, no conversions have occurred.

     As of December 31, 2002, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $260,000. The terms of the loans are described below.

     On May 9, 2002, the Company entered into the Evans Loan, a $150,000 bridge loan agreement with Murphy Evans, President and a director and stockholder of the Company. Mr. Evans has currently loaned the Company $126,000, pursuant to the Evans Loan. Under to the terms of the Evans Loan, once Mr. Evans loaned the Company $125,000, the Company is obligated to cancel 150,000 warrants, currently held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share, and issue to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05. If the Company had raised $400,000 pursuant to the Offering within 90 days of May 9, 2002, the entire loan amount would have been converted into the Company's common stock in accordance with the terms of the Offering. However, the Company raised only $346,250, not $400,000, under the Offering within 90 days of May 9, 2002. As a result, the Company is obligated to commence making monthly loan payments to Mr. Evans in the amount of $25,000 per month, with interest accruing at 6% per annum on the unpaid principal balance of the Evans Loan. The Evans Loan has a discounted carrying value of $126,000 as of December 31, 2002. The Company's Board of Directors approved the terms of the Evans Loan. As of December 31, 2002, the Company had not made any, and Mr. Evans has made no demand for, payments under the Evans Loan.

     During the six months ended December 31, 2002, the Company entered into the Subsequent Evans Loan, representing certain non-interest bearing bridge loans in the aggregate amount of $57,000 also payable to Murphy Evans. The terms of the Subsequent Evans Loan provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balance of the Subsequent Evans Loan and is convertible into 81,428 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Subsequent Evans Loan is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. As of December 31, 2002, Mr. Evans had not converted the Subsequent Evans Loans into equity units.

     During the six months ended December 31, 2002, the Company also entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Shareholder Loans") payable to two shareholders of the Company. The terms of the Shareholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balance of the Shareholder Loans. The Shareholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. Each of the Shareholder Loans is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. As of December 31, 2002, neither shareholder has converted either Shareholder Loan into equity units.

     The Company also received a non-interest bearing bridge loan in April, 2002, in the principal amount of $7,500 (the "Scott Loan") payable to G.L. Scott, the former Chairman of the Board of Directors and stockholder of the Company. The Scott Loan is payable at such time as the Company determines that it has sufficient working capital to repay the principal balance of the Scott Loan and is convertible into 10,714 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. On September 29, 2002, Mr. Scott died unexpectantly from a stroke. As of December 31, 2002, neither Mr. Scott nor his estate had converted the Scott Loan into equity units.

     On December 26, 2002 and on January 21, 2003, Murphy Evans, the President and a director and stockholder of the Company, loaned $20,000 and $10,000, respectively, to the Company (collectively, the "Non-Convertible Evans Loans"). The terms of the Non-Convertible Evans Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the Non-Convertible Evans Loans. Interest will accrue on the Non-Convertible Evans Loans at a rate of 5% per annum. The Non-Convertible Evans Loans are not convertible into equity units.

     On September 25, 2002, the Company received notice from one of its Alaska customers that the results of a blind test on large diameter above-grade pipe were not satisfactory. Specifically, the customer indicated that, although the Company located all areas of corrosion, the severity of the anomalies reported did not match the severity of corrosion found on the pipe. As a result, the customer canceled approximately two weeks of remaining work for one of the Company's crews, resulting in the loss of approximately $47,000 in expected, but not accrued, revenue.

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

     The Company currently requires additional cash to sustain existing operations and to meet current obligations (including those described above) and the Company's ongoing capital requirements. The continuation of the Company's operations is dependent in the short term upon its ability to obtain additional financing and to secure additional contracts, and, in the long term, to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

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

Changes in Internal Controls.

     There have been no changes in internal controls or, to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II-- OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2. Changes in Securities.

     On March 18, 2002, the Board of Directors approved an offering of 1,000,000 shares of the Company's common stock at a price of $0.70 per share, with attached warrants (the "2002 Offering"). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. The Company did not incur or pay any commissions with respect to offers and sales of securities under the 2002 Offering. As of December 31, 2002, the Company had raised a total of $351,272 from the 2002 Offering. All of the investors were accredited investors. The 2002 Offering is exempt from registration under the Securities Act pursuant to Section 4(2) thereof and Rule 506 promulgated thereunder. There can be no assurance that the Company will be able to raise additional equity capital from this Offering.

     On May 9, 2002, the Company entered into a $150,000 bridge loan agreement with Murphy Evans, the President and a director and stockholder of the Company (the "Evans Loan"). Mr. Evans has currently loaned the Company $126,000, pursuant to the Evans Loan. Under the terms of the Evans Loan, once Mr. Evans loaned the Company $125,000, the Company is obligated to cancel 150,000 warrants, currently held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share, and issue to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05. If the Company had raised $400,000 pursuant to the Offering within 90 days of May 9, 2002, the entire loan amount would have been converted into the Company's common stock in accordance with the terms of the Offering. However, the Company raised only $346,250, not $400,000, under the Offering within 90 days of May 9, 2002. As a result, the Company is obligated to commence making monthly loan payments to Mr. Evans in the amount of $25,000 per month, with interest accruing at 6% per annum on the unpaid principal balance of the Evans Loan. The Company's Board of Directors approved the terms of the Evans Loan. The Evans Loan is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. As of December 31, 2002, the Company has not made any, and Mr. Evans has made no demand for, payments under the Evans Loan.

     During the six months ended December 31, 2002, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Shareholder Loans") payable to two shareholders of the Company. The terms of the Shareholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Shareholder Loans. The Shareholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. Each of the Shareholder Loans is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. As of December 31, 2002, neither shareholder has converted either Shareholder Loan into equity units.

     During the six months ended December 31, 2002, the Company entered into certain non-interest bearing bridge loans in the aggregate amount of $57,000 (the "Subsequent Evans Loan") payable to Murphy Evans, the President and a director and shareholder of the Company. The terms of the Subsequent Evans Loan provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balance of the Subsequent Evans Loan and is convertible into 81,428 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Subsequent Evans Loan is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. As of December 31, 2002, Mr. Evans had not converted the Subsequent Evans Loan into equity units.

     On December 26, 2002 and on January 21, 2003, Murphy Evans, the President and a director and stockholder of the Company, loaned $20,000 and $10,000, respectively, to the Company (collectively, the "Non-Convertible Evans Loans"). The terms of the Non-Convertible Evans Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the Non-Convertible Evans Loans. Interest will accrue on the Non-Convertible Evans Loans at a rate of 5% per annum. The Non-Convertible Evans Loans are not convertible into equity units.


Item 3. Defaults Upon Senior Securities

     None.


Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on December 9, 2002

     At the Annual Meeting, 4,702,862 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

     Proposal I.

     The election of directors each for a term of one year:

                                                                  Withheld
                                         For                     Authority
                                         ---                     ---------

     Henry E. Gemino                  4,578,909                   123,953
     Murphy Evans                     4,579,709                   123,153
     John T. Kuo                      3,901,609                   801,253
     Charles Christenson              4,587,009                   115,853
     William A. Krivsky               4,587,009                   115,853


     Proposal II.

     An amendment to the Company's Articles of Incorporation increasing the authorized shares of the Company's common stock from 10,000,000 shares to 15,000,000 shares:


                 For                Against            Abstentions
                 ---                -------            -----------

              4,619,118              77,694               6,050

Item 5. Other Information.

     On September 29, 2002, G.L. Scott, the Company's Chairman of the Board of Directors, tragically and unexpectantly died from a stroke. As of February 14, 2003, the Board of Directors has not appointed a successor Chairman of the Board.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          10.1 Research Agreement dated January 6, 2003, between Profile Technologies, Inc. and Philips Petroleum Company.
          99.1   Certification under Section 906 of the Sarbanes-Oxley Act of
                 2002
          99.2   Certification under Section 906 of the Sarbanes-Oxley Act of
                 2002

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



                                              PROFILE TECHNOLOGIES, INC.
                                              --------------------------
                                              (Registrant)


Date:  February 14, 2003                      /s/ Henry E. Gemino
                                              -------------------
                                              Henry E. Gemino
                                              Chief Executive Officer and
                                              Chief Financial Officer


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


Date: February 14, 2003                        /s/ Henry E. Gemino
                                               -------------------
                                               Henry E. Gemino
                                               Chief Executive Officer and
                                               Chief Financial Officer


                                  CERTIFICATION

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


Date: February 14, 2003                         /s/ Philip L. Jones
                                                -------------------
                                                Philip L. Jones
                                                Chief Operating Officer