Form 10QSB
period 2003-03-31
PROFILE TECHNOLOGIES INC
filed 2003-05-20
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      (MarkOne)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         For the quarterly period ended:
                                 March 31, 2003

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
           Executive Office)                             (Zip Code)

                                  516-365-1909
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the part 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On March 31, 2003, there were 5,461,659 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]


                                   TABLE OF CONTENTS

Description                                                                Page Number
--------------------------------------------------------------------------------------
PART 1.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Condensed Balance Sheets - (Unaudited)
              At March 31, 2003 and At June 30, 2002.................................4

         Condensed Statements of Operations (Unaudited) -
              Three Months Ended and Nine Months ended March 31, 2003 and 2002.......5

         Condensed Statements of Cash Flows (Unaudited) -
              Nine Months Ended March 31, 2003 and 2002..............................6

         Notes to Condensed Financial Statements (Unaudited).........................7

     Item 2.      Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................13

     Item 3.      Controls and Procedures...........................................22

PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings.................................................23

     Item 2.      Changes in Securities.............................................23

     Item 3.      Defaults Upon Senior Securities...................................24

     Item 4.      Submission of Matters to a Vote of Security Holders...............24

     Item 5.      Other Information.................................................25

     Item 6.      Exhibits and Reports on Form 8-K..................................25

SIGNATURES..........................................................................26

CERTIFICATIONS......................................................................26


PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.


                                     PROFILE TECHNOLOGIES, INC.
                                      Condensed Balance Sheets
                                             (unaudited)
                                                                           March 31,       June 30,
                                 Assets                                       2003           2002
                                                                          -----------    -----------
Current assets:
    Cash and cash equivalents                                             $      --      $    73,514
    Accounts receivable                                                          --             --
    Prepaid expenses and other current assets                                  71,674         40,403

                   Total current assets                                        71,674        113,917


Equipment, net                                                                131,774        196,351
Patents, net                                                                   82,455        145,900
Other assets                                                                    3,515         10,158
                                                                          -----------    -----------
                   Total assets                                           $   289,418    $   466,326
                                                                          -----------    -----------

             Liabilities and Stockholders' Deficit
Current liabilities:
    Notes payable to stockholders                                         $   434,650    $   123,362
    Accounts payable                                                          131,930        184,159
    Accrued liabilities                                                       336,212        113,200

                   Total current liabilities                                  902,792        420,721

Note payable to stockholder                                                      --           15,000

Subscribed stock and warrants                                                    --          231,250

                   Total Liabilities                                          902,792        666,971

Stockholders' deficit:
    Common stock, $0.001 par value.  Authorized 15,000,000
       shares as of March 31, 2003 and 10,000,000 as of June 30,
       2002; issued and outstanding 5,461,659 shares at March 31, 2003
       and 4,959,842 at June 30, 2002                                           5,462          4,960

    Additional paid-in capital                                              8,338,300      7,983,338
    Accumulated deficit                                                    (8,957,136)    (8,188,943)

                   Total stockholders' deficit                               (613,374)      (200,645)

                                                                          -----------    -----------
                   Total liabilities and stockholders' deficit            $   289,418    $   466,326
                                                                          -----------    -----------


                      See accompanying notes to condensed financial statements


                                   PROFILE TECHNOLOGIES, INC.
                                Condensed Statement of Operations
                                           (Unaudited)


                                       For the Three months ended    For the Nine months ended
                                                March 31,                     March 31,
                                       --------------------------    --------------------------
                                           2003           2002           2003           2002
                                       -----------    -----------    -----------    -----------


Revenue                                $      --      $      --      $   339,609    $   404,573
Cost of revenue                             56,604         49,737        256,217        303,809
                                       -----------    -----------    -----------    -----------

        Gross profit (loss)                (56,604)       (49,737)        83,392        100,764
                                       -----------    -----------    -----------    -----------

Operating Expenses:
        Research and development            45,996        140,754        145,388        312,317
        General and administrative         242,695        264,977        688,502        805,355
                                       -----------    -----------    -----------    -----------

        Total operating expenses           288,691        405,731        833,890      1,117,672
                                       -----------    -----------    -----------    -----------

        Loss from operations              (345,295)      (455,468)      (750,498)    (1,016,908)
                                       -----------    -----------    -----------    -----------

Interest income                               --               12              6            995

Interest Expense                             3,813           --           17,701           --

        Net loss                       $  (349,108)   $  (455,456)   $  (768,193)   $(1,015,913)
                                       -----------    -----------    -----------    -----------

Basic and diluted net loss per share         (0.06)         (0.09)         (0.14)         (0.21)

Shares used to calculate basic and       5,461,659      4,954,875      5,432,618      4,753,633
        diluted net loss per share



                     See accompanying notes to condensed financial statements


                               PROFILE TECHNOLOGIES, INC.
                           Condensed Statements of Cash Flows
                                       (unaudited)

                                                               For the nine months ended
                                                                        March 31,
                                                                   2003           2002
                                                               -----------    -----------

Cash flows from operating activities:
    Net loss                                                   $  (768,193)   $(1,015,913)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                            124,038        124,352
          Gain on disposal of fixed assets                          (4,556)
          Stock issued for rent                                       --            5,500
          Accreted interest on notes payable                        10,138           --
          Stock compensation                                         4,192          2,917
          Changes in certain assets and liabilities:
            Accounts receivable                                       --           32,129
            Contract work-in-progress                                 --           17,850
            Prepaid expenses and other current assets              (31,271)       (26,068)
            Other assets                                             6,643            850
            Accounts payable - stockholder                            --           (3,262)
            Other accounts payable                                 (52,229)       117,713
            Accrued liabilities                                    223,012        107,058
                                                               -----------    -----------

                  Net cash used in operating activities           (488,226)      (636,874)


Cash flows from investing activities:
    Purchase of equipment                                             --          (26,780)
    Disposal of fixed assets                                         8,540           --
                                                               -----------    -----------
                  Net cash provided by (used in) investing
                     activities                                      8,540        (26,780)
                                                               -----------    -----------

Cash flows from financing activities:
    Proceeds from issuance of common stock and warrants, net       105,022        362,958
    Proceeds from issuance of notes payable to stockholders        301,150         20,000
                                                               -----------    -----------

                  Net cash provided by financing activities        406,172        382,958
                                                               -----------    -----------

                  Net decrease in cash and cash equivalents        (73,514)      (280,696)
                                                               -----------    -----------

Cash and cash equivalents at beginning of the period                73,514        306,058
                                                               -----------    -----------

Cash and cash equivalents at end of the period                 $      --      $    25,362
                                                               ===========    ===========

Supplementary disclosure of non-cash financing information:
    Note payable to stockholder converted to common stock           15,000
    Issuance of  stock and warrants previously subscribed          231,250


                See accompanying notes to condensed financial statements

                                            6

                            PROFILE TECHNOLOGIES, INC
                                 March 31, 2003
                     Notes to Condensed Financial Statements
                                  (unaudited)


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

3.   Net Loss Per Share

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common stockholders in each of the periods presented, basic and diluted net loss per share are the same.

Excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2003 are options and warrants to acquire 2,853,817 shares of common stock with a weighted-average exercise price of $2.32 because their effect would be antidilutive. For the three and nine months ended March 31, 2003, additional potential dilutive securities that were excluded from the diluted loss per share computation are the exchange rights discussed in footnote 5 that could result in options to acquire up to 405,016 shares of common stock with an exercise price of $1.00. Excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2002 are options and warrants to acquire 1,381,000 shares of common stock with a weighted-average exercise price of $4.19 because their effect would be antidilutive.

                            PROFILE TECHNOLOGIES, INC
                                 March 31, 2003
                     Notes to Condensed Financial Statements
                                  (unaudited)


4.   Notes Payable - Stockholders and Sale of Common Stock

On May 9, 2002, the Company entered into a $150,000 bridge loan agreement (the "Evans Loan") with Murphy Evans, President and a director of the Company. Mr. Evans has currently loaned the Company $126,000 pursuant to this bridge loan agreement. Pursuant to the terms of the agreement, once Mr. Evans loaned the Company $125,000, the Company cancelled 150,000 warrants held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share and issued to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05. If the Company raises $400,000 pursuant to the Offering within 90 days of May 9, 2002, the entire loan amount will be converted into the Company's common stock in accordance with the terms of the Offering (conversion price is based on $125,000 note /$0.70 per equity unit.) Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. If the Company is unsuccessful in raising $400,000 pursuant to the Offering within 90 days of May 9, 2002, the Company is obligated to begin monthly loan payments of $25,000 per month with interest accruing at 6% per annum on the unpaid balance. The Company's Board of Directors approved the terms of this loan. The Company did not obtain the $400,000 in equity financing, but as of March 31, 2003, no repayments of the loan have been made by the Company. The Company and Mr. Evans had agreed to defer commencement of the $25,000 per month payments indefinitely.

The cancellation of the 150,000 warrants (old warrants) held by the officer with exercise prices ranging from $3.00 to $7.50 per share and issuance of 150,000 warrants (new warrants) with an exercise price of $1.05 is an effective repricing and is being accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of March 31, 2003, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.

As a result of the cancellation and reissuance of the warrants with a reduced exercise price, the Company recorded an additional $15,000 discount on notes payable and an increase in additional paid-in-capital based on the difference between the fair value of the old warrants and the fair value of the new warrants. The fair value of the old and new warrants on the day of cancellation and issuance was based on an option pricing model with the following assumptions: warrant lives ranging from 5 to 5.5 years, risk free interest rates of 5.25%, volatility of 120% and a zero dividend yield. Corresponding interest expense related to the note was $15,000 for the nine months ended March 31, 2003.

As a result of the value allocated to the warrants associated with the convertible bridge note payable, the note contains an embedded contingent beneficial conversion feature, valued at $15,000. In accordance with EITF Abstract 98-5 and 00-27, the contingent beneficial conversion feature was based on the intrinsic value and calculated as the difference between the conversion price and the fair value of the common equity into which the note is convertible. The contingent beneficial conversion feature will be recognized at the time and in the event the $400,000 equity financing is raised and the note automatically converts. The $15,000 amount would be accounted for as an increase in additional paid-in-capital and interest expense.

                            PROFILE TECHNOLOGIES, INC
                                 March 31, 2003
                     Notes to Condensed Financial Statements
                                  (unaudited)


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

During the nine months ended March 31, 2003, the Company obtained $106,500 in non-interest bearing bridge notes payable to three stockholders of the Company, convertible into 152,857 equity units. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. To the extent that the notes are not converted before maturity, the loans are payable in full when the Company determines it has sufficient working capital to do so.

During the six months ended December 31, 2002, the Company entered into the Subsequent Evans Loan, representing certain non-interest bearing bridge loans in the aggregate amount of $57,000 also payable to Murphy Evans. The terms of the Subsequent Evans Loan provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balance of the Subsequent Evans Loan and is convertible into 81,428 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. As of March 6, 2003, Mr. Evans had not converted the Subsequent Evans Loans into equity units.

From December 26, 2002 through March 31, 2003, Murphy Evans loaned $194,650 to the Company (collectively, the "Non-Convertible Evans Loans"). The terms of the Non-Convertible Evans Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the Non-Convertible Evans Loans. Interest will accrue on the Non-Convertible Evans Loans at a rate of 5% per annum. The Non-Convertible Evans Loans are not convertible into equity units.

On March 6, 2003, the Company's Board of Directors approved the Loan Amendment and Promissory Note (the "Amended Evans Loan") between the Company and Murphy Evans. The Amended Evans Loan amends and supersedes the indebtedness under the Evans Loan, Subsequent Evans Loan and Non-Convertible Evans Loan by aggregating the debt thereunder into one promissory note bearing interest on the aggregate principal balance at a rate of 5% per annum, payable on June 30 and December 31 of each year. The outstanding balance under the Amended Evans Loan is unsecured and is due and payable in full on December 31, 2003. The Amended Evans Loan supersedes and replaces all of the terms under the Evans Loan, Subsequent Evans Loan and Non-Convertible Evans Loan, including the conversion feature under the Subsequent Evans Loan. As of March 31, 2003, the Amended Evans Loan amounted to $373,500.

On March 18, 2002, the Board of Directors approved the 2002 Offering, an offering of 1,000,000 shares of the Company's common stock at a price of $.70 per share, with attached warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. During the period from July 1, 2002 through December 31, 2002, the Company raised a total of $105,022 from the issuance of 150,031 shares of its common stock and warrants in connection with this 2002 Offering. This 2002 Offering terminated on December 31, 2002.

On December 9, 2002, the shareholders approved an increase in the authorized common shares of the Company from 10,000,000 to 15,000,000.

5.   Stock-Based Compensation

The Company has elected to apply the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No.123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by SFAS No. 148. Accordingly, the Company accounts for stock-based compensation transactions with employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees," (APB 25) and related

                            PROFILE TECHNOLOGIES, INC
                                 March 31, 2003
                     Notes to Condensed Financial Statements
                                  (unaudited)


interpretations. Compensation cost for employee stock options is measured as the excess, if any, of the fair value of the Company's common stock at the date of grant over the stock option exercise price. Compensation cost for awards to non-employees is based on the fair value of the awards in accordance with SFAS 123 and related interpretations. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

                                                  For the Three Months Ended    For the Nine Months Ended
                                                           March 31,                     March 31,
                                                       2003         2002             2003         2002
                                                       ----         ----             ----         ----
    Net loss as reported                            $ 349,108    $ 455,456        $ 768,193    $1,015,913
    Plus: stock-based employee compensation
       expense included in reported net loss                0        2,917            6,358         2,917
    Less: stock-based employee compensation
       expense determined under fair value based
       methods for all awards                               0            0            9,600       110,500
                                                    ---------    ---------        ---------    ----------

    Pro forma net loss                              $ 349,108    $ 452,539        $ 771,435    $1,123,496
                                                    =========    =========        =========    ==========

    Net Loss Per Share
       Basic and diluted - as reported              $   (0.06)   $   (0.09)       $   (0.14)   $    (0.21)
       Basic and diluted - pro forma                $   (0.06)   $   (0.09)       $   (0.14)   $    (0.24)

6.   Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $8,957,136 through March 31, 2003 and had negative working capital of $831,118 as of March 31, 2003. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 until the Company has sufficient resources to pay the amounts

                            PROFILE TECHNOLOGIES, INC
                                 March 31, 2003
                     Notes to Condensed Financial Statements


owed or to exchange such amounts into options as described below. As of March 31, 2003, approximately $202,508 related to the deferred payment of the salaries and consulting fees which is included under accrued liabilities. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees, the employee, officer or director could exchange their deferred amount for an option, with a five-year term, to purchase two shares of common stock at an exercise price of $1.00 per share. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

7.   NASDAQ Delisting

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

8.   New Accounting Pronouncements

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

                            PROFILE TECHNOLOGIES, INC
                                 March 31, 2003
                     Notes to Condensed Financial Statements


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

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the disclosure requirements of FIN 45 did not have an effect on the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock Based Compensation-Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used, on reported results. The Statement is effective for the Company's interim reporting periods ending after December 31, 2002, and the disclosure requirements are presented in this Form 10-QSB.

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

     During the nine months ended March 31, 2003, all of the Company's revenue were primarily attributable to two customers. These customers individually accounted for 64% and 36%, and 36% and 52%, of revenue during the nine months ended March 31, 2003 and 2002, respectively.

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

     The Company is in the process of seeking funding for the retooling of its buried pipe product. Upon completion of its redesigned buried pipe product, the Company intends to refocus on the natural gas utility and pipeline market, particularly in so-called "high consequence areas" (e.g., densely populated areas). The Company estimates that if the Company is able to secure the necessary funding, it will take 12 to 18 months from the date on which funding is available to fabricate, fully test and commercially deploy a new buried pipe inspection product. There can be no assurance that funding for this project will be obtained.

     Also, even if funding is obtained, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on above-grade insulated pipe or in the "high consequence areas" of the natural gas utility and pipeline market.


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

Recent Developments

     On April 8, 2003, the Company entered into Amendment No. 3 to its contract with ConocoPhillips Alaska, Inc. This amendment increases the maximum amount of work that can be performed by the Company from $1,500,000 to $2,000,000 in a calendar year without further written authorization by the Company, adds a day rate for above-grade work for the first time, and extends the term of the contract from December 31, 2003 to January 31, 2005. Although the Company believes this Amendment will have a positive effect on the Company's operations, there can be no assurance that that the Company will secure any particular work project from ConocoPhillips Alaska at any time in the future.

     One of the Company's customers, British Petroleum, has informed the Company that it intends to extend its contract with the Company by awarding additional work to the Company in the North Slope of Alaska during the summer of 2003. There can be no assurance, however, that the Company will be able to secure additional work from British Petroleum this summer or at any time in the future.

     The Company has a crew on the North Slope of Alaska gathering additional data on above-grade insulated pipelines on an unpaid demonstration basis in a continuing effort to prove to both of these customers that the EMW technology is a superior technology for testing such lines. However, there can be no assurance that the Company will be able to secure any contracts for the testing of above-grade insulated pipe, or generate any revenue, from either of these customers as a result of these efforts at any time in the future.

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

Results of Operations

     The Company's operating results depend exclusively on its ability to market its EMW inspection technology services. If the Company is not able to automate completely the EMW inspection process and fully implement its new technology, the Company may not be able to obtain future contracts to sell or to license its EMW technology. Since the Company's revenues are derived solely from sales of its EMW technology, any failure to obtain future contracts will have a material adverse effect on the business and financial condition of the Company.

     Revenue decreased to $0 for the three months and $339,609 for the nine months ended March 31, 2003, compared to $0 for the three months and $404,573 for the nine months ended March 31, 2002. The decrease for the nine months ended March 31, 2003 was attributable to the fact that the Company left the North Slope of Alaska earlier than it did in the prior year due to the cancellation of approximately two weeks of work for one of the Company's crews. The events surrounding this cancellation are described in detail below in "Liquidity and Capital Resources." In addition, no revenues for the quarters ended March 31, 2003 and March 31, 2002 are attributable to the seasonality of the Company's business. The Company typically does not generate revenue from testing contracts until late spring or summer.

     Cost of revenue increased to $56,604 for the three months and decreased $256,217 for the nine months ended March 31, 2003, compared to $49,737 for the three months and $303,809 for the nine months ended March 31, 2002. The slight increase during the three months ended March 31, 2003 is due to the timing of off-season work performed on revenue generating contracts. The decrease for the nine months ended March 31, 2003 is a result of the overall reduction in the number of contract work performed in comparison to last year.

     Gross loss was $56,604 for the three months, and gross profit was $83,392 for the nine months ended March 31, 2003, compared to a gross loss of $49,737 for the three months, and gross profit of $100,764, for the nine months ended March 31, 2002. The decrease in gross profit for the nine months ended March 31, 2002 as compared to the same period in the prior year is primarily due to the shortened period of operations on the North Slope as mentioned above.

     Research and development expenses decreased to $45,996 for the three months and $145,388 for the nine months ended March 31, 2003, compared to $140,754 for the three months and $312,317 for the nine months ended March 31, 2002. The decrease for the three and the nine month period ended March 31, 2003, compared to the three and the nine month period ended March 31, 2002, was due to a reduction in the number of the Company's employees, and certain employees spending less time on research and development and more time on revenue-generating contracts.

     General and administrative expenses decreased to $242,695 for the three months and $688,502 for the nine months ended March 31, 2003, compared to $264,977 for the three months and $805,355 for the three and the nine months ended March 31, 2003. The decrease for the nine months ended March 31, 2003 is due to a reduction in discretionary expenditures, including a reduction in the number of the Company's employees and the closure of two of the Company's offices in the fiscal year ended June 30, 2002.

     Loss from operations decreased to $345,295 for the three months and $750,498 for the nine months ended March 31, 2003, compared to $455,468 for the three months and $1,016,908 for the nine months ended March 31, 2002. The decrease for the nine months ended March 31, 2003 compared to the same period in the prior year is due to a reduction in operating expenses as discussed above. As a result of the Company's cost structure, which includes a significant amount of fixed costs, fluctuations in revenue will significantly impact the Company's gross margin and loss from operations.

     Interest income was $0 for the three months and $6 for the nine months ended March 31, 2003, down from $12 for the three months and $995 for the nine months ended March 31, 2002. This decrease was the result of declining cash and cash equivalent balances as the Company used these liquid resources to sustain its commercial operations and research and development activities and lower rates of return on invested funds.

     Interest expense was $3,813 for the three months and $17,701 for the nine months ended March 31, 2003 up from $0 for the three months and $0 for the nine months ended March 31, 2002. The increase results from the interest accrued on the notes payable to shareholders described below in "Liquidity and Capital Resources."

Liquidity and Capital Resources

     The Company has incurred cumulative losses of $8,957,136 through March 31, 2003 and had negative working capital of $831,118 as of March 31, 2003. During the nine months ended March 31, 2003, the Company incurred a net loss of $768,193 and used $488,226 of cash in operating activities. The Company's cash and cash equivalents as of March 31, 2003 were $0. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements and continue to operate, additional financing will be necessary.

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

     For the year ended June 30, 2002, the Company raised $594,208 from a private placement of its common stock, with attached warrants, and $126,000 from a loan from its President, a director and stockholder of the Company, Murphy Evans as described further below. In addition, the Company raised $22,500 in loan proceeds from Henry Gemino, its Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company, and G.L. Scott, its former Chairman of the Board of Directors and stockholder, as described below.

     On March 18, 2002, the Board of Directors approved the 2002 Offering, an offering of 1,000,000 shares of the Company's common stock at a price of $.70 per share, with attached warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. The 2002 Offering terminated on December 31, 2002. As of December 31, 2002, the Company had raised a total of $351,272 from the 2002 Offering.

     In July 2002, Henry Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company, elected to convert a $15,000 note payable into 21,428 equity units. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share of the Company's common stock at an exercise price of $1.05 per share.

     The Company's contractual obligations consist of commitments under operating leases, deferred salary and fees, and repayment of loans payable to certain officers, directors and stockholders. Future minimum rental payments on the operating leases are less than $15,000 for the remainder of the fiscal year 2003, although the Company expects to continue to incur costs on leased properties, as the Company has extended such leases in the past or will use alternate facilities. On February 26, 2003, the Company extended its Ferndale, Washington office lease through January 31, 2004.

     As of March 31, 2003, deferred salary and fees amounted to $202,508, and the salaries and fees will continue to be deferred until the Company has sufficient resources to pay the amounts owed, or the employees, officers, or directors exchange such amounts as described below. On March 18, 2002, the Board of Directors approved a right under which any such employee, officer or director could exchange each dollar of his or her deferred salary or fees for an option to purchase two shares of the Company's common stock which may be exercised over a five-year term at an exercise price of $1.00 per share. As of March 31, 2003, no conversions have occurred.

     As of March 31, 2003, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $434,650. The terms of the loans are described below.

     On May 9, 2002, the Company entered into a $150,000 bridge loan agreement with Murphy Evans (the "Evans Loan"). Mr. Evans has currently loaned the Company $126,000, pursuant to the Evans Loan. Under to the terms of the Evans Loan, once Mr. Evans loaned the Company $125,000, the Company cancelled 150,000 warrants held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share, and issued to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05. If the Company had raised $400,000 pursuant to the Offering within 90 days of May 9, 2002, the entire loan amount would have been converted into the Company's common stock in accordance with the terms of the Offering. However, the Company raised only $346,250, not $400,000, under the Offering within 90 days of May 9, 2002. As a result, the Company is obligated to make monthly loan payments to Mr. Evans in the amount of $25,000 per month, with interest accruing at 6% per annum on the unpaid principal balance of the Evans Loan. The Company's Board of Directors approved the terms of the Evans Loan. The Evans Loan is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). As of March 31, 2003, Mr. Evans made no demand for payments under the Evans Loan, and no repayments of the Evans Loan have been made by the Company.

     During the six months ended December 31, 2002, the Company entered into the Subsequent Evans Loan, representing certain non-interest bearing bridge loans in the aggregate amount of $57,000 also payable to Murphy Evans. The terms of the Subsequent Evans Loan provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balance of the Subsequent Evans Loan and is convertible into 81,428 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Subsequent Evans Loan is exempt from registration under Section 4(2) of the Securities Act. As of March 6, 2003, Mr. Evans had not converted the Subsequent Evans Loans into equity units.

     From December 26, 2002 through March 31, 2003, Murphy Evans loaned $194,650 to the Company (collectively, the "Non-Convertible Evans Loans"). The terms of the Non-Convertible Evans Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the Non-Convertible Evans Loans. Interest will accrue on the Non-Convertible Evans Loans at a rate of 5% per annum. The Non-Convertible Evans Loans are not convertible into equity units. The Non-Convertible Evans Loans are exempt from registration under
Section 4(2) of the Securities Act.

     On March 6, 2003, the Company's Board of Directors approved the Loan Amendment and Promissory Note (the "Amended Evans Loan") between the Company and Murphy Evans. The Amended Evans Loan amends and supersedes the indebtedness under the Evans Loan, Subsequent Evans Loan and Non-Convertible Evans Loan by aggregating the debt thereunder into one promissory note bearing interest on the aggregate principal balance at a rate of 5% per annum, payable on June 30 and December 31 of each year. The outstanding balance under the Amended Evans Loan is unsecured and is due and payable in full on December 31, 2003. The Amended Evans Loan supersedes and replaces all of the terms under the Evans Loan, Subsequent Evans Loan and Non-Convertible Evans Loan, including the conversion feature under the Subsequent Evans Loan. As of March 31, 2003, the Amended Evans Loan amounted to $373,500.

     In addition, the terms of the Amended Evans Loan will apply to all future loans that may be made to the Company by Murphy Evans. Due to the necessity by the Company to obtain additional financing in the future to sustain the Company's operations, the Board of Directors approved the terms of the Amended Evans Loan. The Amended Evans Loan is exempt from registration under Section 4(2) of the Securities Act.

     During the nine months ended March 31, 2003, the Company also entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Shareholder Loans") payable to two shareholders of the Company. The terms of the Shareholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balance of the Shareholder Loans. The Shareholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. Each of the Shareholder Loans is exempt from registration under
Section 4(2) the Securities Act. As of March 31, 2003, neither shareholder has converted either Shareholder Loan into equity units.

     The Company also incurred a non-interest bearing bridge loan in April, 2002, in the principal amount of $7,500 (the "Scott Loan") payable to G.L. Scott, the former Chairman of the Board of Directors and stockholder of the Company. The Scott Loan is payable at such time as the Company determines that it has sufficient working capital to repay the principal balance of the Scott Loan and is convertible into 10,714 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. As of March 31, 2003, neither Mr. Scott nor his estate had converted the Scott Loan into equity units.

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

     The Company completed and submitted a detailed, written explanation of the equipment problem to the customer, including the steps already taken by the Company to preclude the recurrence of the problem. The Company's service contract with the customer is still in place, and the Company is hopeful that it will be included in the customer's inspection plans for next year, although there can be no assurance that the customer will engage the Company to provide inspection services at any time in the future.

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

Item 2. Changes in Securities.

     On March 18, 2002, the Board of Directors approved an offering of 1,000,000 shares of the Company's common stock at a price of $0.70 per share, with attached warrants (the "2002 Offering"). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. The Company did not incur or pay any commissions with respect to offers and sales of securities under the 2002 Offering. As of December 31, 2002, the Company had raised a total of $351,272 from the 2002 Offering. All of the investors were accredited investors. The 2002 Offering terminated on December 31, 2002.

     On May 9, 2002, the Company entered into a $150,000 bridge loan agreement with Murphy Evans, the President and a director and stockholder of the Company (the "Evans Loan"). Mr. Evans has currently loaned the Company $126,000, pursuant to the Evans Loan. Under the terms of the Evans Loan, once Mr. Evans loaned the Company $125,000, the Company is obligated to cancel 150,000 warrants, currently held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share, and issue to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05. If the Company had raised $400,000 pursuant to the Offering within 90 days of May 9, 2002, the entire loan amount would have been converted into the Company's common stock in accordance with the terms of the Offering. However, the Company raised only $346,250, not $400,000, under the Offering within 90 days of May 9, 2002. As a result, the Company is obligated to commence making monthly loan payments to Mr. Evans in the amount of $25,000 per month, with interest accruing at 6% per annum on the unpaid principal balance of the Evans Loan. The Company's Board of Directors approved the terms of the Evans Loan. As of March 31, 2003, the Company has not made any, and Mr. Evans had made no demand for, payments under the Evans Loan.

     During the nine months ended March 31, 2003, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Shareholder Loans") payable to two shareholders of the Company. The terms of the Shareholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Shareholder Loans. The Shareholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. As of March 31, 2003, neither shareholder has converted either Shareholder Loan into equity units.

     During the nine months ended March 31, 2003, the Company entered into certain non-interest bearing bridge loans in the aggregate amount of $57,000 (the "Subsequent Evans Loan") payable to Murphy Evans, the President and a director and shareholder of the Company. The terms of the Subsequent Evans Loan provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balance of the Subsequent Evans Loan and is convertible into 81,428 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. As of March 31, 2003, Mr. Evans had not converted the Subsequent Evans Loan into equity units.

     From December 26, 2002 through March 31, 2003, Murphy Evans, the President and a director and stockholder of the Company, loaned $194,650 to the Company (collectively, the "Non-Convertible Evans Loans"). The terms of the Non-Convertible Evans Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the Non-Convertible Evans Loans. Interest will accrue on the Non-Convertible Evans Loans at a rate of 5% per annum. The Non-Convertible Evans Loans are not convertible into equity units.

     On March 6, 2003, the Company's Board of Directors approved the Loan Amendment and Promissory Note (the "Amended Evans Loan") between the Company and Murphy Evans. The Amended Evans Loan amends and supersedes the indebtedness under the Evans Loan, Subsequent Evans Loan and Non-Convertible Evans Loan by aggregating the debt thereunder into one promissory note bearing interest on the aggregate principal balance at a rate of 5% per annum, payable on June 30 and December 31 of each year. The outstanding balance under the Amended Evans Loan is due and payable in full on December 31, 2003. The Amended Evans Loan supersedes and replaces all of the terms under the Evans Loan, Subsequent Evans Loan and Non-Convertible Evans Loan, including the conversion feature under the Subsequent Evans Loan.

     In addition, the terms of the Amended Evans Loan will apply to all future loans that may be made to the Company by Murphy Evans. Due to the necessity by the Company to obtain additional financing in the future to sustain the Company's operations, the Board of Directors approved the terms of the Amended Evans Loan. The Amended Evans Loan is exempt from registration under Section 4(2) of the Securities Act.


Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     On September 29, 2002, G.L. Scott, the Company's Chairman of the Board of Directors, tragically and unexpectantly died from a stroke. As of May 14, 2003, the Board of Directors has not appointed a successor Chairman of the Board.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.1 Loan Amendment and Promissory Note dated March 6, 2003, between the Company and Murphy Evans.
          10.2 ConocoPhillips Alaska, Inc., Contract No. AK990156, Amendment No. 3 dated February 1, 2003, between the Company and ConocoPhillips Alaska, Inc.
          99.1 Certification by Henry E. Gemino under Section 906 of the Sarbanes-Oxley Act of 2002.
          99.2 Certification by Phillip L. Jones under Section 906 of the Sarbanes-Oxley Act of 2002.

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



                                                PROFILE TECHNOLOGIES, INC.
                                                --------------------------
                                                (Registrant)


Date: May 20, 2003                              /s/ Henry E. Gemino
                                                -------------------
                                                Henry E. Gemino
                                                Chief Executive Officer and
                                                Chief Financial Officer



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


Date: May 20, 2003                            /s/ Henry E. Gemino
                                              -------------------
                                              Henry E. Gemino
                                              Chief Executive Officer and
                                              Chief Financial Officer


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


Date: May 20, 2003                         /s/ Philip L. Jones
                                           -------------------
                                           Philip L. Jones
                                           Chief Operating Officer