Form 10KSB
period 2003-06-30
PROFILE TECHNOLOGIES INC
filed 2003-10-14
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                                ----------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                  June 30, 2003

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     State issuer's revenues for the most recent fiscal year. $350,919.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $1,708,653, computed by reference to the price at which the common stock last sold or the average bid and ask price as reported by the NASDAQ Over the Counter Bulletin Board on October 9, 2003.

     There were 5,461,659 shares of common stock, $.001 par value, outstanding as of October 9, 2003.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement for its annual shareholder meeting to be held on December 15, 2003 to be filed pursuant to Regulation 14A.

     Transitional Small Business Format (check one): Yes [_] No [X]

                                Table of Contents

--------------------------------------------------------------------------------

Description                                                          Page Number

--------------------------------------------------------------------------------


                                     PART I
                                     ------

ITEM 1        DESCRIPTION OF BUSINESS..........................................3

ITEM 2        DESCRIPTION OF PROPERTIES.......................................11

ITEM 3        LEGAL PROCEEDINGS...............................................11

ITEM 4        SUBMISSION OF MATTERS TO VOTE
              OF SECURITY HOLDERS.............................................11

                                     PART II
                                     -------

ITEM 5        MARKET FOR COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS.....................................11

ITEM 6        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OR PLAN OF OPERATION............................................16

ITEM 7        FINANCIAL STATEMENTS............................................25

ITEM 8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..........................44

ITEM 8A       CONTROLS AND PROCEDURES.........................................44

                                    PART III
                                    --------

ITEM 9        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
              AND CONTROL PERSONS - COMPLIANCE WITH
              SECTION 16(A) OF THE EXCHANGE ACT...............................44

ITEM 10       EXECUTIVE COMPENSATION..........................................45

ITEM 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT...........................................45

ITEM 12       CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS....................................................46

ITEM 13       EXHIBITS AND REPORTS ON FORM 8-K................................46

SIGNATURES    ................................................................48

                                    EXHIBITS

EXHIBIT 23.1    CONSENT OF INDEPENDENT AUDITORS...............................49

EXHIBIT 31.1    CERTIFICATION - HENRY E. GEMINO...............................50

EXHIBIT 31.2    CERTIFICATION - PHILIP L. JONES...............................52

EXHIBIT 32.1    CERTIFICATION UNDER SECTION
                 906 OF THE SARBANES-OXLEY
                 ACT OF 2002 - HENRY E. GEMINO................................54

EXHIBIT 32.2    CERTIFICATION UNDER SECTION
                 906 OF THE SARBANES-OXLEY
                 ACT OF 2002 - PHILIP L. JONES................................55

EXHIBIT 99.1    PRESS RELEASE DATED JUNE 25, 2003.............................56

                    Preliminary Note Regarding Certain Risks
                         and Forward-Looking Statements
                    ----------------------------------------

     This Annual Report on Form 10-KSB contains "forward-looking statements." These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's projected future results, future plans, objectives or goals or future conditions or events are also forward-looking statements. Actual results are inherently difficult to predict. Any such forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control.

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

                                     PART I

Item 1. Description of Business.

Introduction

     Since its formation in 1988, Profile Technologies, Inc., a Delaware corporation (the "Company"), has been engaged in the business of researching and developing a high speed scanning process, which is nondestructive and noninvasive, to test remotely buried, encased and insulated pipelines for corrosion. The Company's electromagnetic wave inspection process, referred to as the Company's "Inspection EMW(SM)" or "EMW," is a patented process of analyzing the waveforms of electrical impulses in a way that extracts point-to-point information along a segment of pipeline to illustrate the integrity of the entire pipeline. This process involves sending electrical pulses along the pipe being tested from two directions toward a varying intersecting point between the two pulser locations. One or more of the modified pulses is analyzed to determine whether an anomaly exists at the intersecting location.

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

     In the summer of 1999, the Company followed up its initial Alaska work under a contract with another large multi-national oil company to test approximately 250 below grade pipes. During the summer of 2000, the Company expanded its Alaska efforts by testing a total of 372 below-ground pipes. In 2001, the Company tested 441 lines in Alaska. In 2002, the Company inspected 364 lines.

     Based on estimates provided by its customers, the Company originally planned to inspect between 400 and 500 below-grade lines in Alaska in 2003. The Company now anticipates that it will inspect 250 below-grade pipes this year, based on its final work scopes and the fact that in excess of 40 lines could not be tested for various physical reasons. Once its below-grade work is completed, the Company will begin a program of testing above-grade, insulated pipes for one of its Alaska customers in an effort to be included in that customer's 2004 above-grade inspection budget. The Company's out-of-pocket costs of this qualification testing, estimated to take approximately five days, will be reimbursed. Although the Company is confident it can provided greater value to its customer than companies offering competing inspection technologies for above-grade work, there can be no assurance that the Company will be able to secure any contracts to perform above-grade, insulated pipe inspections during 2003 or at any time in the future. Nevertheless, because above-grade work can continue as late as December, the Company will continue to seek such work on a commercial basis for 2003.

     In January 2002, the Company retained Dr. Charles Frost, President of Pulse Power Physics, Inc., to assist in the improvement of the Company's hardware, software and its testing and data interpretation methods. These improvements, which are ongoing, are described in some detail in Management's Discussion and Analysis in Item 6 below.

     The Company's data interpretation process has been largely automated, and the Company hopes to be able to complete this automation in the near future. The Company's business model and strategy is heavily dependent on its ability to automate the date interpretation process and fully implement its technology. If the Company is unable to automate the data interpretation process and fully implement its technology, the Company may not be able to secure additional fee-for-service contracts or implement a licensing and joint venture business model. As a result, such failure may have a material adverse effect on the business and financial condition of the Company.


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

     The Company believes that its EMW process provides an alternate testing system that could be widely accepted by the industry. However, while the Company has obtained some commercial contracts and prospects for expanded commercial contracts in the future appear favorable, there can be no assurance that such acceptance will continue to grow or that competitors will not develop newer and better technologies in the future.


The Company's EMW Inspection Technology

     The Company has developed two basic EMW inspection techniques, namely, Dual Pulse or Pulse Propagation Analyzer and Single-Pulse or Calibration Mark Z. For above-grade piping, the Company uses the Single-Pulse technique to determine the condition of a given pipe segment. For direct buried pipe, the Company intends to use both methods. However, the Company must obtain additional funding in order to design, fabricate and test new hardware and software for this application before the Company can resume marketing in the direct buried pipe inspection area.

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

     The Company believes that its single pulse technology has two significant competitive advantages in the inspection of encased and insulated pipes. First, its technology can inspect certain pipelines that are inaccessible to other testing methods. Second, the Company's technology requires only minimal access to the surface of any given pipe and, therefore, has a much lower of site preparation than competing technologies.


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

     As simple as these concepts may appear, the Company believes that the EMW process is not intuitively obvious. The petroleum industry has spent large sums trying to solve the problem of finding corrosion under insulation. Correlating pipeline corrosion information using the Company's technology requires a combination of state-of-the-art instrumentation plus an understanding of the physical phenomena that are being measured. Although the principles of the EMW process are simple to explain, management believes that the EMW measurement and analysis are at the leading edge of inspection technology, particularly given the recent technological improvements described in Management's Discussion and Analysis set forth in Item 6 below. The Company will continue its research and development efforts of new applications for the Company's technology and to develop new products for the petroleum industry and other industries.

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

     The Company relies upon several employees, including the Chief Executive Officer, the Chief Operating Officer, the Vice President--Field Operations and a part-time employee, for the Company's sales functions. The Company has historically concentrated its marketing efforts on the integrated oil company market in Alaska. In fiscal 2003, 100% of the Company's revenues were attributable to work performed in Alaska.

     However, due to the improvements in its technology described in Management's Discussion and Analysis set forth in Item 6 below, the Company believes that it is in a position to pursue aggressively opportunities to inspect above-grade, insulated pipe and below-grade, encased pipes, not only in Alaska, but in the lower-48 U.S. states and Canada as well. Exploitation of these opportunities may, in some cases, entail partnering with other inspection companies. Although the Company anticipates that it will continue to perform inspection services in Alaska and obtain additional contracts throughout the rest of the United States and Canada, there can be no assurance that the Company will be able to secure revenue from these potential contracts.

     The Company believes that the natural gas distribution and transmission industry also presents a significant opportunity for marketing the Company's technology. There are millions of miles of metal pipelines, including older pipe beneath paved city streets, that are difficult to inspect. New government laws and regulations may require that many more of these pipelines be tested in compressed time frames, particularly in so-called "high consequence areas" (e.g., populated areas). Before resuming an aggressive pursuit of this market segment, the Company plans to first retool its buried-pipe equipment and techniques as described in Management's Discussion and Analysis set forth in
Item 6 below.


Patents, Intellectual Property and Licensing

     The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 2003, the Company had ten issued U.S. patents, six issued foreign patents, seven U.S. patent applications pending, and ten foreign patents pending.

     The Company's success depends in large part upon its ability to protect its processes and technologies under United States and international patent laws and other intellectual property laws. U.S. patents have a term of 17 years from date of issuance or, for more recently filed patent applications, 20 years from the filing of such applications, and patents in most foreign countries have a term of 20 years from the proprietary filing date of the patent application. The

Company's first U.S. patent was issued in 1990; three patents were issued in 1993; one patent was issued in 1998; two patents were issued in 2000; two patents were issued in 2001; and one patent was issued in 2002. In addition, the Company filed one provisional patent application in May, 2003, which is still pending. There can be no assurance that the United States Patent and Trademark Office will grant to the Company the patents requested. If the Company is unable to obtain approval for all such patent applications, the Company's operations and financial condition may be adversely affected.

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


Employees

     The Company presently has nine employees, two of which are part-time.

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


Executive Officers of the Company

     In addition to Murphy Evans and Henry Gemino, who also serve as directors, the following constitute the executive officers of the Company:

                                          Positions Held and Principal
           Name          Age          Occupations During the Past 5 Years
           ----          ---          -----------------------------------

     Philip L. Jones     61     Mr. Jones has served as the Chief Operating
                                Officer for the Company during the past three years. Previous to his employment with the Company, he provided energy consulting services to certain utility companies for a period of one year. Prior to that time, Mr. Jones held various executive positions with Consolidated Natural
                                Gas Company before retiring in April 2000.

     Joseph Galbraith    54     During the past six years, Mr. Galbraith has
                                served as the Vice President - Field Operations for the Company.

Customers

     For the fiscal year ended June 30, 2003, the Company had two customers in Alaska that accounted for 100 percent of the Company's revenues. The loss of the Alaska customers or the Company's failure to broaden the base of customers in fiscal year 2004 could have a material adverse effect on the financial condition and ultimate profitability of the Company.


Supplier Relationships

     The Company relies upon several relationships for the supply of equipment and services relating to the components of the Company's EMW technology inspection equipment. Criteria for choosing suppliers includes the quality and performance of the product for the intended purpose and pricing. The Company now purchases its pulse generators and other equipment from a single supplier. However, there are alternative suppliers for all of the elements required for the production of the EMW Inspection Equipment.


Government Regulation

     Natural gas and hazardous liquids pipelines are extensively regulated. The Department of Transportation's Office of Pipeline Safety, and state public utility commissions applying federal regulations, monitor operator compliance with corrosion monitoring and other pipeline safety-related regulatory requirements. Recent pipeline safety incidents (a gasoline pipeline explosion in Washington and a natural gas transmission line explosion in New Mexico) have prompted renewed interest in pipeline safety in Congress. In December 2002, the President signed the Pipeline Safety Improvement Act. This legislation requires more active corrosion monitoring than is currently required and could generate significant interest in the Company's technology by natural gas transmission and hazardous liquids pipeline operators. In addition, there may be opportunities to demonstrate the technology, in light of this legislation, to industry and government pipeline safety advisory groups. However, this legislation and any promulgated regulations could impose legal obligations and liabilities on the Company or otherwise subject it to additional regulation. Any such regulations under the new legislation could mandate testing methods other than that provided by the Company's technology. As a result, any such regulation could have a material adverse effect on the Company.


Research and Development Expenditures

     During the last six years, the Company has developed and improved its capability to detect EMW anomalies related to pipeline corrosion under insulation or on buried pipeline. Recently, using new hardware and software developed by consultants and the Company's personnel, the Company has extended its testing distances for encased buried pipe and above-grade insulated pipe. The Company is attempting to extend its corrosion detection range for buried pipe to distances greater than 300-feet as well by implementing certain technology improvements that are specifically related to buried conditions. There can be no assurances that the Company will be able to finance new hardware and software to test buried pipe, successfully fabricate and test it, or be able to widely market, license and/or support such technology.

     During the two most recent fiscal years ended June 30, 2003 and June 30, 2002, the Company spent $173,795 and $394,005, respectively, on research and development activities. This decrease was due to a reduction in the number of the Company's employees, and certain employees spending less time on research and development and more time on revenue generating contracts. The Company's field operation system for commercialization consists of all of the hardware and software for data acquisition, data processing, data analysis and interpretation.

     The Company's research and development efforts are focused on continuing to improve the EMW system's efficiency, reliability and accuracy. During the next fiscal year, the Company anticipates that it will continue to incur significant research and development expenses to redevelop its buried-pipe product. Its current estimate for this project is approximately $500,000.

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


Item 2. Description of Property.

     The Company's executive offices are located at 2 Park Avenue, Suite 201, Manhasset, NY 11030. The Company leases on a month-to-month basis approximately 500 square feet of office space from a non-affiliate. The rental payment is $785.00 per month.

     The Company's research and development facility is located in Ferndale, Washington. The Company leases 1,800 square feet of space from a non-affiliate at a monthly cost of approximately $2,080 per month, pursuant to a lease that expires on January 31, 2004.

     The Company does not own any real estate.


Item 3. Legal Proceedings.

     None.

Item 4. Submission of Matter to Vote of Security Holders.

     None.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

     The Company's common stock traded on the NASDAQ SmallCap market from the date it began to be publicly traded in February, 1997 until August 10, 2001 under the symbol PRTK. On August 13, 2001, the Company's common stock was delisted from the NASDAQ Small Cap market and began trading on the Over the Counter Bulletin Board (the "OTCBB") under the same symbol. The Company's common stock continues to be traded on the OTCBB.

     The following table sets forth the high and low closing sale prices for the Company's common stock for the past two fiscal years as reported by NASDAQ and OTCBB. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                       Range of
                                                      Sale Prices
                                                      -----------
                                                   High          Low
                                                   -----        -----
          Fiscal Year 2003
               First Quarter                       $0.55        $0.36
               Second Quarter                      $0.40        $0.20
               Third Quarter                       $0.50        $0.25
               Fourth Quarter                      $0.51        $0.15

          Fiscal Year 2002
               First Quarter                       $1.45        $0.25
               Second Quarter                      $1.45        $0.31
               Third Quarter                       $1.40        $0.65
               Fourth Quarter                      $1.15        $0.40


Holders

     As of October 9, 2003, the Company had approximately 942 holders of record of the Company's common stock.


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

Recent Sales of Unregistered Securities

     On March 18, 2002, the Board of Directors approved an offering of 1,000,000 shares of the Company's common stock at a price of $0.70 per share, with attached warrants (the "2002 Offering"). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. The Company did not incur or pay any commissions with respect to offers and sales of securities under the 2002 Offering. The 2002 Offering terminated on December 31, 2002. As of December 31, 2002, the Company had raised a total of $403,200 from the 2002 Offering. All of the investors were accredited investors. The 2002 Offering is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     In April 2002, the Company issued a non-interest bearing bridge loan in the principal amount of $15,000 (the "Gemino Loan") payable to Henry Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The terms of the Gemino Loan provided for payment at such time as the Company determined that it had sufficient working capital to repay the principal balance of the Gemino Loan and for the conversion into 21,428 equity units. Each equity unit was comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share of the Company's common stock at an exercise price of $1.05 per share. The Gemino Loan is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The Gemino Loan was converted into the 21,428 equity units in 2002.

     In April 2002, the Company issued a non-interest bearing bridge loan in the principal amount of $7,500 (the "Scott Loan") payable to G.L. Scott, the former Chairman of the Board of Directors and stockholder of the Company. The Scott Loan is payable at such time as the Company determines that it has sufficient working capital to repay the principal balance of the Scott Loan and is convertible into 10,714 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Scott Loan is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. On September 29, 2002, Mr. Scott died unexpectedly from a stroke before converting any part of this loan. As of September 26, 2003, Mr. Scott's estate had not converted any part of the Scott Loan into equity units.

     On May 9, 2002, the Company entered into a $150,000 bridge loan agreement with Murphy Evans, the President and a director and stockholder of the Company (the "Evans Loan"). The Company's Board of Directors approved the terms of the Evans Loan. The Evans Loan is exempt from registration under Section 4(2) of the Securities Act.

     Mr. Evans had loaned the Company $126,000, pursuant to the Evans Loan. Under the terms of the Evans Loan, once Mr. Evans loaned the Company $125,000, the Company cancelled 150,000 warrants held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share, and issued to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05 per share. If the Company had raised $400,000 pursuant to the 2002 Offering within 90 days of May 9, 2002, the entire loan amount would have been converted into the Company's common stock in accordance with the terms of the 2002 Offering. However, the Company raised only $346,250, not $400,000, under the 2002 Offering within 90 days of May 9, 2002. As a result, under the terms of the Evans Loan, the Company would have been obligated to commence making monthly loan payments to Mr. Evans in the amount of $25,000 per month, with interest accruing at 6% per annum on the unpaid principal balance of the Evans Loan. On March 6, 2003, the Evans Loan was replaced and superseded by the Amended Evans Loan as described below. As of March 6, 2003, Mr. Evans made no demand for payment under the Evans Loan, and no repayments of the Evans Loan had been made by the Company.

     During 2002, the Company also entered into certain non-interest bearing bridge loans in the aggregate amount of $56,500 (the "Subsequent Evans Loan") payable to Murphy Evans, the President and a director and shareholder of the Company. The terms of the Subsequent Evans Loan provided for payment at such time as the Company determined it had sufficient working capital to repay the principal balance of the Subsequent Evans Loan which was convertible into 81,428 equity units at any time prior to payment. Each equity unit was comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Subsequent Evans Loan is exempt from registration under Section 4(2) of the Securities Act. On March 6, 2003, the Subsequent Evans Loan was replaced and superseded by the Amended Evans Loan as described below. As of March 6, 2003, no repayments of the Subsequent Evans Loan had been made by the Company.

     During fiscal year 2003, Murphy Evans also loaned $194,650 to the Company (collectively, the "Non-Convertible Evans Loan"). This loan agreement provided for payment at such time as the Company determined it had sufficient working capital to repay the Non-Convertible Evans Loan. Interest was to accrue on the Non-Convertible Evans Loan at a rate of 5% per annum. The Non-Convertible Evans Loan is exempt from registration under Section 4(2) of the Securities Act. On March 6, 2003, the Non-Convertible Evans Loan was replaced and superseded by the Amended Evans Loan as described below. As of March 6, 2003, no repayments of the Evans Loan had been made by the Company.

     On March 6, 2003, the Company's Board of Directors approved the Loan Amendment and Promissory Note (the "Amended Evans Loan") between the Company and Murphy Evans. The Amended Evans Loan amends and supersedes the indebtedness under the Evans Loan, Subsequent Evans Loan and Non-Convertible Evans Loan by aggregating the debt under all of these loans by Mr. Evans into one promissory note bearing interest on the aggregate principal balance at a rate of 5% per annum, payable on June 30 and December 31 of each year. The outstanding balance under the Amended Evans Loan is due and payable in full on December 31, 2003. The Amended Evans Loan superseded and replaced all of the terms under the Evans Loan, Subsequent Evans Loan and Non-Convertible Evans Loan, including the conversion feature under the Subsequent Evans Loan.

     In addition, the terms of the Amended Evans Loan will apply to all future loans that may be made to the Company by Murphy Evans. Due to the necessity by the Company to obtain additional financing in the future to sustain the Company's operations, the Board of Directors approved the terms of the Amended Evans Loan. From March 6, 2003 through June 30, 2003, Murphy Evans loaned the company an additional $172,315 under the Amended Evans Loan. The Amended Evans Loan is exempt from registration under Section 4(2) of the Securities Act. As of June 30, 2003, the outstanding principal balance of the Amended Evans Loan was equal to $549,465. As of September 29, 2003, the Company has not made the interest payment due on June 30, 2003 under the Amended Evans Loan. As of September 29, 2003, Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

     During the twelve months ended June 30, 2003, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Shareholder Loans") payable to two shareholders of the Company. The terms of the Shareholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Shareholder Loans. The Shareholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Shareholder Loans are exempt from registration under
Section 4(2) of the Securities Act. As of September 26, 2003, neither shareholder had converted either Shareholder Loan into equity units.

     On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on each June 30 and December 31 of each year. The 2003 Gemino Note evidences the Company's obligation to repay Mr. Gemino certain amounts advanced by Mr. Gemino to pay certain expenses of the Company. The outstanding balance under the 2003 Gemino Note is due and payable in full on December 31, 2003. The 2003 Gemino Note is exempt from registration under
Section 4(2) of the Securities Act. As of June 30, 2003, the outstanding principal balance of the 2003 Gemino Note was equal to $34,047. As of September 29, 2003, the Company has not made the interest payment due on June 30, 2003 under the 2003 Gemino Note. As of September 29, 2003, Mr. Gemino has not made any demand for payment, or exercised any of his remedies, under the 2003 Gemino Note.

     On June 19, 2003, the Board of Directors approved an offering (the "2003 Offering") of $1,000,000 in convertible debentures (the "Debentures"). The Debentures are convertible into that number of shares of the Company's common stock equal to the amount of the converted indebtedness divided by $0.50 per share. The Debentures bear interest at a rate of 5% per annum, payable quarterly. The Company is required to redeem each Debenture on the fifth anniversary of the date of the Debenture. The Company may, in its discretion, redeem any Debenture at any time prior to the mandatory redemption date of the Debenture by providing no less than 60 days' prior written notice to the holder of the Debenture.

     Upon the purchase of, and for each $0.50 of the Debenture's principal amount, the Company will issue to an investor a warrant (the "Warrant") to purchase one (1) share of the Company's common stock at an exercise price of $0.75 per share. For example, if an investor executes a Debenture in the principal amount of $100,000, the Company will issue to such investor 200,000 Warrants. The Warrants will be exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture. The 2003 Offering is exempt from registration under Section 4(2) of the Securities Act. As of June 30, 2003, the Company had not received any funds from the 2003 Offering. As of September 26, 2003, the Company had raised $25,000 from the 2003 Offering.

     The Company currently requires additional cash to sustain existing operations and to meet current obligations (including those described in Item 6, Management's Discussion and Analysis) and the Company's ongoing capital requirements. The continuation of the Company's operations is dependent in the short term upon its ability to obtain additional financing and to secure additional contracts, and, in the long term, to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

     Capital will be expended to support operations until the Company can generate sufficient cash flows from operations. In order for the Company to generate cash flows from operations, the Company must generate additional revenue generating contracts. Management is currently directing the Company's activities towards obtaining additional service contracts, which, if obtained, will necessitate the Company attracting, hiring, training and outfitting qualified technicians. If additional service contracts are obtained, it will also necessitate additional field test equipment purchases in order to provide the services. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of operations may require alternate sources of financing equipment. The Company expects that if additional contracts are secured, and revenues increase, working capital requirements will increase. There can be no assurance that the Company's

EMW process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts. Additionally, the Company anticipates that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support future growth. There can be no assurance that the Company will be able to secure additional revenue generating contracts to provide sufficient cash.


Item 6. Management's Discussion and Analysis or Plan of Operation

Overview

     In January 2002, the Company, through consultants and the Company's employees, began to implement its business strategy of improving its hardware, software and data acquisition procedures. In July 2002, the Company deployed this new hardware and software technology in Alaska. During the summer of 2002, the Company used the new technology to test over 300 lines. The Company's data interpretation process has been largely automated, and the Company hopes to be able to complete this automation in the near future. The Company's business model and strategy is heavily dependent on its ability to automate the data interpretation process and fully implement its new technology. If the Company is unable to automate the process and fully implement its technology, the Company may not be able to implement a licensing and joint venture business model and may not be able to secure additional contracts. As a result, such failure may have a material adverse effect on the business and financial condition of the Company.

Revenue

     The Company derives revenue solely from the sale of the EMW inspection technology service. The Company relies upon several employees, including the Chief Executive Officer, the Chief Operating Officer and the Vice President--Field Operations, for the Company's sales functions. The Company relies solely upon the employees of the Company to conduct its sales activities.

     In fiscal year 2003, all of the Company's sales were attributable to two customers. These customers, with projects located in Alaska, accounted for 100% of the Company's net sales in fiscal 2003. During the fiscal years ended June 30, 2003 and June 30, 2002, these customers individually accounted for 63% and 37%, and 37% and 51%, respectively, of the Company's revenue.

     During 2003, the Company originally had planned to inspect between 400 and 500 below-grade lines in Alaska. However, based on the most recent estimates of work scope provided by its customers, the Company anticipates that it will inspect between 250 to 300 below-grade pipes this year. In addition, certain customers of the Company have requested that the Company begin a program of testing above-grade, insulated pipes after it completes the below-grade inspections. The Company cannot estimate the number of above-grade pipes that can be tested before the end of the calendar year primarily because of the unpredictability of the weather on the North Slope. Moreover, the Company has yet to receive a written work scope for such testing. As a result, there can be no assurance that the Company will be able to secure any contracts to perform above-grade, insulated pipe inspections during 2003 or at any time in the future.

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

     The Company is seeking industry and other funding to redevelop its buried pipe product; however, there can be no assurance that such funding will be obtained. Until such funding is obtained and the necessary, new hardware and software is fabricated and tested, the Company will be unable to pursue the utility and other buried pipe market segments.


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

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount which the carrying amount of the asset exceeds the fair value of the asset.

Results of Operations

     The Company's operating results depend exclusively on its ability to market its EMW inspection technology services. If the Company is not able to automate completely the EMW inspection process and fully implement its new technology, the Company may not be able to obtain future contracts to sell or license its EMW technology. Since the Company's revenues are derived solely from sales of its EMW technology, any failure to obtain future contracts will have a material adverse effect on the business and financial condition of the Company.

     Revenues for the year ended June 30, 2003 were $350,919, which represented a decrease of $58,394, or 14% as compared to revenues of $409,313 for the year ended June 30, 2002. This decrease was due to the inspection of fewer lines by the Company in Alaska. Revenues for the year ended June 30, 2003 were derived predominantly from work performed on the North Slope of Alaska.

     Cost of revenue decreased 10% to $321,212 for the year ended June 30, 2003 compared to $356,910 for the year ended June 30, 2002. The Company believes that the decrease in the cost of revenue for the year ended June 30, 2003 was a result of a reduction in the number of the Company's employees available to work on customer projects and greater operational and production efficiencies in the Company's technology and business as compared to the year ended June 30, 2002.

     Gross profit decreased to $29,707 for the year ended June 30, 2003 from profit of $52,403 for the year ended June 30, 2002. The decrease in gross profit for the year ended June 30, 2003 as compared to the previous year resulted primarily from fewer lines being inspected during fiscal year 2003.

     Research and development expenses for the year ended June 30, 2003 decreased 56% to $173,795 from $394,005 for the year ended June 30, 2002, a decrease of $220,210. The decrease in the Company's research and development expenses was due to lower salaries and a reduction in the number of the Company's employees. In addition, the Company substantially completed a major research and development project to improve the Company's hardware and software in the second half of the fiscal year 2002.

     General and administrative expenses decreased 7.5% to $941,893 for the year ended June 30, 2003, from $1,018,124 for the year ended June 30, 2002. The decrease is primarily due to a reduction in discretionary expenditures, including a reduction in the number of the Company's employees and the closing of two of the Company's offices during the fiscal year ended June 30, 2002.

     Loss from operations decreased 20.1% to $1,085,981 for the year ended June 30, 2003 compared to $1,359,726 for the year ended June 30, 2002. This decrease is due to a reduction in operating expenses as discussed above. As a result of the Company's cost structure, which includes a significant amount of fixed costs, fluctuations in revenue will significantly impact the Company's gross margin and loss from operations.

     Interest income decreased to $6 for the year ended June 30, 2003 down from $1,007 for the year ended June 30, 2002. This decrease was the result of declining cash and cash equivalent balances during the year as the Company used such resources to sustain its commercial operations and research and development activities. The Company included $6,754 in other income for the year ended June 30, 2003 related to a gain on disposal of an asset.

     Interest expense was $25,374 for the fiscal year ended June 30, 2003 compared with $4,862 for the fiscal year ended June 30, 2002. This increase in interest expense resulted from the issuance of notes payable by the Company to certain officers of the Company, as described in Item 5, Market for Common Equity and Related Stockholder Matters, Sales of Unregistered Securities, and from finance charges of $2,175 incurred in the ordinary course of the Company's business.

     Net loss decreased 19% to $1,104,595 for the year ended June 30, 2003, compared to $1,363,581 for the year ended June 30, 2002.


New Accounting Pronouncements

     In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have an effect on the Company's financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have an effect on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have an effect on the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have an impact on the Company's financial statements.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Liquidity and Capital Resources

     The Company has an accumulated deficit of $9,293,538 at June 30, 2003 and had negative working capital of $1,117,430 as of June 30, 2003. During the twelve months ended June 30, 2003, the Company used $694,738 of cash in operating activities primarily as a result of net losses offset by depreciation, amortization and increased accrued liabilities. Net cash provided by investing activities was $8,690 for the year ended June 30, 2003. The Company's cash and cash equivalents as of June 30, 2003 were $0. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements and continue to operate, additional financing will be necessary. Cash provided by financing activities was $612,534 primarily from note payable to related parties.

     The Company is evaluating alternative sources of financing, including seeking industry-partner investment through joint venture or other possible arrangements, to improve its cash position and is also undertaking efforts to raise capital from more conventional sources. Further, the Company is making on-going efforts to reduce its on-going expense requirements including payroll. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, the Company will be unable to continue as a going concern. No adjustments have been made to the financial statements due to this uncertainty.

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

     The Company's contractual obligations consist of commitments under operating leases, deferred salary and fees, and repayment of loans payable to certain officers, directors and stockholders. Future minimum rental payments on the operating leases are less than $11,874 for the remainder of the calendar year 2003, although the Company expects to continue to incur costs on leased properties, as the Company has extended such leases in the past or may use alternate facilities. On February 26, 2003, the Company extended its Ferndale, Washington office lease through January 31, 2004.

     As of June 30, 2003, deferred salary and fees amounted to $255,658, and the salaries and fees will continue to be deferred until the Company has sufficient resources to pay the amounts owed, or the employees, officers, or directors exchange such amounts as described below. On March 18, 2002, the Board of Directors approved a right under which any such employee, officer or director could exchange each dollar of his or her deferred salary or fees for an option to purchase two shares of the Company's common stock which may be exercised over a five-year term at an exercise price of $1.00 per share. As of June 30, 2003, no conversions have occurred.

     As of June 30, 2003, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $641,012. The terms of the loans are described below.

     In April 2002, the Company issued a non-interest bearing bridge loan in the principal amount of $15,000 (the "Gemino Loan") payable to Henry Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The terms of the Gemino Loan provided for payment at such time as the Company determined that it had sufficient working capital to repay the principal balance of the Gemino Loan and for the conversion into 21,428 equity units. Each equity unit was comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share of the Company's common stock at an exercise price of $1.05 per share. The Gemino Loan was converted into the 21,428 equity units in 2002.

     In April 2002, the Company issued a non-interest bearing bridge loan in the principal amount of $7,500 (the "Scott Loan") payable to G.L. Scott, the former Chairman of the Board of Directors and stockholder of the Company. The Scott Loan is payable at such time as the Company determines that it has sufficient working capital to repay the principal balance of the Scott Loan and is convertible into 10,714 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. On September 29, 2002, Mr. Scott died unexpectedly from a stroke before converting any part of this loan. As of September 26, 2003, Mr. Scott's estate had not converted any part of the Scott Loan into equity units.

     On May 9, 2002, the Company entered into a $150,000 bridge loan agreement with Murphy Evans, the President and a director and stockholder of the Company (the "Evans Loan"). The Company's Board of Directors approved the terms of the Evans Loan. Mr. Evans had loaned the Company $126,000, pursuant to the Evans Loan. Under the terms of the Evans Loan, once Mr. Evans loaned the Company $125,000, the Company cancelled 150,000 warrants held by Mr. Evans, with exercise prices ranging from $3.00 per share to $7.50 per share, and issued to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05 per share. If the Company had raised $400,000 pursuant to the 2002 Offering within 90 days of May 9, 2002, the entire loan amount would have been converted into the Company's common stock in accordance with the terms of the 2002 Offering. However, the Company raised only $346,250, not $400,000, under the 2002 Offering within 90 days of May 9, 2002. As a result, under the terms of the Evans Loan, the Company would have been obligated to commence making monthly loan payments to Mr. Evans in the amount of $25,000 per month, with interest accruing at 6% per annum on the unpaid principal balance of the Evans Loan. On March 6, 2003, the Evans Loan was replaced and superseded by the Amended Evans Loan as described below. As of March 6, 2003, Mr. Evans made no demand for payment under the Evans Loan, and no repayments of the Evans Loan had been made by the Company.

     During 2002, the Company also entered into certain non-interest bearing bridge loans in the aggregate amount of $56,500 (the "Subsequent Evans Loan") payable to Murphy Evans, the President and a director and shareholder of the Company. The terms of the Subsequent Evans Loan provided for payment at such time as the Company determined it had sufficient working capital to repay the principal balance of the Subsequent Evans Loan which was convertible into 81,428 equity units at any time prior to payment. Each equity unit was comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. On March 6, 2003, the Subsequent Evans Loan was replaced and superseded by the Amended Evans Loan as described below. As of March 6, 2003, no repayments of the Subsequent Evans Loan had been made by the Company.

     During fiscal year 2003, Murphy Evans also loaned $194,650 to the Company (collectively, the "Non-Convertible Evans Loan"). This loan agreement provided for payment at such time as the Company determined it had sufficient working capital to repay the Non-Convertible Evans Loan. Interest was to accrue on the Non-Convertible Evans Loan at a rate of 5% per annum. On March 6, 2003, the Non-Convertible Evans Loan was replaced and superseded by the Amended Evans Loan as described below. As of March 6, 2003, no repayments of the Evans Loan had been made by the Company.

     On March 6, 2003, the Company's Board of Directors approved the Loan Amendment and Promissory Note (the "Amended Evans Loan") between the Company and Murphy Evans. The Amended Evans Loan amends and supersedes the indebtedness under the Evans Loan, Subsequent Evans Loan and Non-Convertible Evans Loan by aggregating the debt under all of these loans by Mr. Evans into one promissory note bearing interest on the aggregate principal balance at a rate of 5% per annum, payable on June 30 and December 31 of each year. The outstanding balance under the Amended Evans Loan is due and payable in full on December 31, 2003. The Amended Evans Loan superseded and replaced all of the terms under the Evans Loan, Subsequent Evans Loan and Non-Convertible Evans Loan, including the conversion feature under the Subsequent Evans Loan.

     In addition, the terms of the Amended Evans Loan will apply to all future loans that may be made to the Company by Murphy Evans. Due to the necessity by the Company to obtain additional financing in the future to sustain the Company's operations, the Board of Directors approved the terms of the Amended

Evans Loan. During the twelve months ended June 30, 2003, Murphy Evans loaned the Company and additional $172,315 under the Amended Evans Loan. As of June 30, 2003, the outstanding principal balance of the Amended Evans Loan was equal to $549,465. As of September 26, 2003, the Company has not made the interest payment due on June 30, 2003, under the Amended Evans Loan. As of September 29, 2003, Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

     During the twelve months ended June 30, 2003, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Shareholder Loans") payable to two shareholders of the Company. The terms of the Shareholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Shareholder Loans. The Shareholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. As of September 30, 2003, neither shareholder had converted either Shareholder Loan into equity units.

     On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on each June 30 and December 31 of each year. The 2003 Gemino Note evidences the Company's obligation to repay Mr. Gemino certain amounts advanced by Mr. Gemino to pay certain expenses of the Company. The outstanding balance under the 2003 Gemino Note is due and payable in full on December 31, 2003. As of June 30, 2003, the outstanding principal balance of the 2003 Gemino Note was equal to $34,047. As of September 29, 2003, the Company has not made the interest payment due on June 30, 2003 under the 2003 Gemino Note. As of September 29, 2003, Mr. Gemino has not made any demand for payment, or exercised any of his remedies, under the 2003 Gemino Note.

     On March 18, 2002, the Board of Directors approved an offering of 1,000,000 shares of the Company's common stock at a price of $0.70 per share, with attached warrants (the "2002 Offering"). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. The Company did not incur or pay any commissions with respect to offers and sales of securities under the 2002 Offering. The 2002 Offering terminated on December 31, 2002. As of December 31, 2002, the Company had raised a total of $403,200 from the 2002 Offering.

     On June 19, 2003, the Board of Directors approved an offering (the "2003 Offering") of $1,000,000 in convertible debentures (the "Debentures"). The Debentures are convertible into that number of shares of the Company's common stock equal to the amount of the converted indebtedness divided by $0.50 per share. The Debentures bear interest at a rate of 5% per annum, payable quarterly. The Company is required to redeem each Debenture on the fifth anniversary of the date of the Debenture. The Company may, in its discretion, redeem any Debenture at any time prior to the mandatory redemption date of the Debenture by providing no less than 60 days' prior written notice to the holder of the Debenture.

     Upon the purchase of, and for each $0.50 of the Debenture's principal amount, the Company will issue to an investor a warrant (the "Warrant") to purchase one (1) share of the Company's common stock at an exercise price of $0.75 per share. For example, if an investor executes a Debenture in the principal amount of $100,000, the Company will issue to such investor 200,000 Warrants. The Warrants will be exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture. As of June 30, 2003, the Company had not received any funds from the 2003 Offering. As of September 26, 2003, the Company had raised $25,000 from the 2003 Offering.

     On September 25, 2002, the Company received notice from one of its Alaska customers that the results of a blind test on large diameter above-grade pipe were not satisfactory. Specifically, the customer indicated that, although the Company located all areas of corrosion, the severity of the anomalies reported did not march the severity of corrosion found on the pipe. As a result, the customer canceled approximately two weeks of remaining work for one of the Company's crews, resulting in the loss of approximately $47,000 in expected, but not accrued, revenue.

     The results that caused the customer the most concern were derived from data that was inadvertently taken by the Company using a faulty piece of grounding equipment. In the report provided to the customer, the Company identified the grounding problem and recommended that the pipe should be re-tested prior to verification.

     The Company completed and submitted a detailed, written explanation of the equipment problem to the customer, including the steps already taken by the Company to preclude the recurrence of the problem. The Company was included in its customer's inspection plans for 2003, and the Company is hopeful that it will be included in the customer's inspection plans for 2004, although there can be no assurance that the customer will engage the Company to provide inspection services at any time in the future.

     The Company currently requires additional cash to sustain existing operations and to meet current obligations (including those described in this Item 6, Management's Discussion and Analysis) and the Company's ongoing capital requirements. The continuation of the Company's operations is dependent in the short term upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

Item 7. Financial Statements


                           Profile Technologies, Inc.

                              Financial Statements

                             June 30, 2003 and 2002

                   (With Independent Auditors' Report Thereon)
                           PROFILE TECHNOLOGIES, INC.



                                Table of Contents



                                                                            Page

Independent Auditors' Report                                                 26

Balance Sheet                                                                27

Statements of Operations                                                     28

Statements of Stockholders' Equity (Deficit)                                 29

Statements of Cash Flows                                                     30

Notes to Financial Statements                                                31

Independent Auditors' Report

The Board of Directors
Profile Technologies, Inc.:


     We have audited the accompanying balance sheet of Profile Technologies, Inc. as of June 30, 2003, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the two-year period ended June 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. as of June 30, 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Company has incurred net losses since inception and has a working capital deficit at June 30, 2003 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     /s/ KPMG LLP
                                                     ------------
                                                     KPMG LLP

Seattle, Washington
October 10, 2003


                                 PROFILE TECHNOLOGIES, INC.
                                        Balance Sheet
                                        June 30, 2003

                                           Assets
Current assets:
                 Cash and cash equivalents                                       $      --
                 Contract work-in-progress                                            11,310
                 Prepaid expenses and other current assets                            50,733
                                                                                 -----------
                                           Total current assets                       62,043
                                                                                 -----------
Equipment, at cost                                                                   583,097
                 Less accumulated depreciation                                       467,765
                                                                                 -----------
                                           Net equipment                             115,332
                                                                                 -----------
Patents, net of accumulated amortization of $361,678                                  61,308
Other assets                                                                           2,415
                                                                                 -----------
                                           Total assets                          $   241,098
                                                                                 ===========
                           Liabilities and Stockholders' Deficit
Current liabilities:
                 Notes payable to stockholders                                   $   641,012
                 Accounts payable                                                    189,903
                 Accrued liabilities                                                 348,558
                                                                                 -----------
                                           Total current liabilities               1,179,473
                                                                                 -----------
                                           Total liabilities                       1,179,473
                                                                                 -----------
Stockholders' equity (deficit):
                 Common stock, $0.001 par value. Authorized 10,000,000 shares;
                           issued and outstanding 5,461,659 shares                     5,462
                 Additional paid-in capital                                        8,349,701
                 Accumulated deficit                                              (9,293,538)
                                                                                 -----------
                                           Total stockholders' deficit              (938,375)

Commitments, contingencies, and subsequent events
                                                                                 -----------
                                           Total liabilities and stockholders'
                                           deficit                               $   241,098
                                                                                 ===========

See accompanying notes to financial statements.


                                PROFILE TECHNOLOGIES, INC.
                                 Statements of Operations
                            Years ended June 30, 2003 and 2002

                                                                    2003           2002
                                                                -----------    -----------
Revenues                                                        $   350,919        409,313
Cost of revenues                                                    321,212        356,910
                                                                -----------    -----------
                         Gross profit                                29,707         52,403
                                                                -----------    -----------
Costs and expenses:
             Research and development                               173,795        394,005
             General and administrative                             941,893      1,018,124
                                                                -----------    -----------
                         Total costs and expenses                 1,115,688      1,412,129
                                                                -----------    -----------
                         Loss from operations                    (1,085,981)    (1,359,726)
Interest and other income                                             6,760          1,007

Interest expense                                                    (25,374)        (4,862)
                                                                -----------    -----------
                         Net loss                               $(1,104,595)    (1,363,581)
                                                                ===========    ===========
Basic and diluted net loss per share                            $     (0.20)         (0.28)
Shares used to calculate basic and diluted net loss per share     5,439,858      4,805,044


See accompanying notes to financial statements.


                                         PROFILE TECHNOLOGIES, INC.
                                Statements of Stockholders' Equity (Deficit)
                                     Years ended June 30, 2003 and 2002


                                                                                                     Total
                                                   Common stock         Additional                stockholders'
                                              -----------------------    paid-in    Accumulated     equity
                                                Shares       Amount      capital      deficit      (deficit)
                                              ----------   ----------   ----------   ----------    ----------
Balances at June 30, 2001                      4,285,092   $    4,285    7,585,830   (6,825,362)      764,753

Issuance of common stock, net
   of issuance cost of $40,242                   672,000          672      362,286         --         362,958

Issuance of common stock in satisfaction of
   accounts payable                                2,750            3        5,497         --           5,500

Issuance of common stock purchase
   warrants for services                            --           --         14,725         --          14,725

Issuance of common stock purchase warrants
   as a discount on a note
   payable to stockholder                           --           --         15,000         --          15,000

Net loss                                            --           --           --     (1,363,581)   (1,363,581)
                                              ----------   ----------   ----------   ----------    ----------
Balances at June 30, 2002                      4,959,842        4,960    7,983,338   (8,188,943)     (200,645)

Issuance of common stock                         480,388          481      335,791         --         336,272

Issuance of common stock in connection with
   loan conversion                                21,429           21       14,979         --          15,000

Issuance of common stock purchase
   warrants and options for services                --           --         15,593         --          15,593

Net loss                                            --           --           --     (1,104,595)   (1,104,595)
                                              ----------   ----------   ----------   ----------    ----------
Balances at June 30, 2003                     $5,461,659   $    5,462    8,349,701   (9,293,538)     (938,375)
                                              ==========   ==========   ==========   ==========    ==========


See accompanying notes to financial statements.


                                  PROFILE TECHNOLOGIES, INC.
                                   Statements of Cash Flows
                              Years ended June 30, 2003 and 2002

                                                                        2003           2002
                                                                    -----------    -----------
Cash flows from operating activities:
     Net loss                                                       $(1,104,595)    (1,363,581)
     Adjustments to reconcile net loss to net cash used in
          operating activities:
                    Depreciation and amortization                       163,675        166,615
                    Accreted interest on notes payable                   10,139          4,862
                    Stock compensation                                   15,593         14,725
                    Gain on asset disposal                               (6,754)          --
     Changes in Assets and Liabilities:
                    Accounts receivable                                    --           32,129
                    Contract work-in-progress                           (11,310)        17,850
                    Prepaid expenses and other current assets           (10,330)        (8,434)
                    Other assets                                          7,743            850
                    Accounts payable - stockholder                         --           (3,262)
                    Other accounts payable                                5,744        137,135
                    Accrued liabilities                                 235,358         91,689
                                                                    -----------    -----------
                                          Net cash used by
                                          operating activities         (694,737)      (909,422)
                                                                    -----------    -----------
Cash flows from investing activities:
     Proceeds from asset disposal                                         8,690         65,830
                                                                    -----------    -----------
                                          Net cash provided by
                                          (used in) investing
                                          activities                      8,690        (65,830)
                                                                    -----------    -----------
Cash flows from financing activities:
     Proceeds from issuance of common stock and warrants, net           105,022        362,958
     Proceeds from issuance of notes payable and related warrants
          to stockholders                                               507,511        148,500
     Proceeds from subscriptions for common stock and warrants             --          231,250
                                                                    -----------    -----------
                                          Net cash provided by
                                          financing activities          612,533        742,708
                                                                    -----------    -----------
                                          Decrease in cash and
                                          cash equivalents              (73,514)      (232,544)

Cash and cash equivalents at beginning of year                           73,514        306,058
                                                                    -----------    -----------
Cash and cash equivalents at end of year                            $      --           73,514
                                                                    ===========    ===========
Non-cash transactions:
     Issuance of stock previously subscribed                            231,250           --
     Conversion of note payable to stock and warrants                    15,000           --


See accompanying notes to financial statements.

                                              30

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002

(1)  Nature of Business and Summary of Significant Accounting Policies

     (a)  Nature of Business

          Profile Technologies, Inc. (Company), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is developing and commercializing potential processes for the nondestructive, noninvasive testing of both above ground and buried pipelines for the effectiveness of pipeline cathodic protecting systems and coating integrity. The Company's marketing and development efforts have primarily been focused towards large multinational oil companies.

     (b)  Contract Revenue Recognition

          Revenue from service contracts primarily relates to testing of industrial pipeline integrity and is recognized using the percentage of completion method of contract accounting. Contract revenues earned are measured using either the percentage of contract costs incurred to date to total estimated contract costs or, when the contract is based on measurable units of completion, revenue is based on the completion of such units.

          Anticipated losses on contracts, if any, are charged to earnings as soon as such losses can be estimated. Changes in estimated profits on contracts are recognized during the period in which the change in estimate is known.

          Cost of revenues include contract costs incurred to date as well as any idle time incurred by personnel scheduled to work on customer contracts.

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

     (c)  Allowance for Doubtful Accounts

          The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its allowance for doubtful accounts. Account balances are considered past due based on contractual terms and are charged off against the allowance after all means of collection have been exhausted, and the potential for recovery is considered remote.

     (d)  Research and Development

          Research and development costs are expensed when incurred.

     (e)  Equipment

          Equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of three to seven years.

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2003 and 2002

     (f)  Patents

          Patent and related application costs are amortized using the straight-line method over their estimated useful lives of approximately four to six years. Amortization expense was $84,592 in 2003 and 2002 and is expected to be $61,308 in 2004.

     (g)  Income Taxes

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

     (h)  Major Customers

          All of the Company's revenues were from two and six customers for the years ended June 30, 2003 and 2002, respectively.

          Information related to the Company's customers accounting for greater than 10% of revenues follows:

                                                     Year ended
                                                   June 30, 2003
                                                      Revenues
                                                      --------
                      Customer A                        37%
                      Customer B                        63%

                                                     Year ended
                                                   June 30, 2002
                                                      Revenues
                                                      --------
                      Customer A                        37%
                      Customer B                        51%


          In addition, Customer A accounted for 100% of contract work-in-progress balance at June 30, 2003. The loss of Customer A or Customer B or the Company's failure to broaden the base of customers in 2003, could have a material adverse effect on the Company.

     (i)  Cash Equivalents

          The Company considers all short-term investments with a maturity date at purchase of three months or less to be cash equivalents.

     (j)  Net Loss Per Share

          Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same.

                           Profile Technologies, Inc.
                         Notes to Financial Statements
                             June 30, 2003 and 2002

          Excluded from the computation of diluted loss per share, because their effect would be antidilutive, are warrants and options to acquire 2,913,817 shares of common stock with a weighted average exercise price of $2.28 for the year ended June 30, 2003, and warrants and options to acquire 2,297,000 shares of common stock with a weighted average price of $2.63 for the year ended June 30, 2002. Additional potential dilutive securities that were excluded from the diluted loss per share computation are the exchange rights discussed in footnote 7 that could result in options with an exercise price of $1.00 to acquire up to 511,316 shares of common stock for the year ended June 30, 2003 and 223,000 shares for the year ended June 30, 2002.

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

     (l)  Patents, Proprietary Technology, and Other Intellectual Property

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

     (m)  Financial Instruments and Concentrations of Credit Risk

          At June 30, 2003, the Company has the following financial instruments: notes payable to stockholders, contract work-in-progress, accounts payable and accrued expenses. The carrying value of these instruments approximate fair value based on their liquidity and based on their short-term nature. Credit is extended to customers based on an evaluation of their financial condition. The Company does not require any collateral. The Company regularly invests funds in excess of its immediate needs in money market mutual funds. These funds are generally uninsured and subject to investment risk. There were no amounts held in such funds at June 30, 2003.

                           Profile Technologies, Inc.
                         Notes to Financial Statements
                             June 30, 2003 and 2002

     (n)  Stock-Based Compensation

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

                                                                              Years ended June 30
                                                                         --------------------------
                                                                             2003           2002
                                                                         -----------    -----------
          Net loss:
               As reported                                               $ 1,104,595      1,363,581
               Plus: stock-based employee compensation expense
                  included in reported net loss                               15,593         10,125
               Less: stock based compensation expense determined under
                  fair value based method for all employee rewards            10,800        110,500
                                                                         -----------    -----------
                           Net Loss                                      $ 1,109,388      1,263,206
                                                                         ===========    ===========
          Net loss per share:
               Basic and diluted--as reported                            $     (0.20)         (0.26)
               Basic and diluted--pro forma                                    (0.20)         (0.30)

          The fair value of option and warrant grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: expected volatility of 120%, risk-free interest rate of 3.28%, expected lives of 5 years, and a 0% dividend yield. The weighted average assumptions used for grants in 2002: expected volatility of 120%, risk free interest rate of 5.25%, expected lives of 5 years, and a 0% dividend yield.

          The Company recognizes compensation cost, if any, related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

     (o)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

          Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale;

                           Profile Technologies, Inc.
                         Notes to Financial Statements
                             June 30, 2003 and 2002

          and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company's financial statements.

          In accordance with SFAS No. 144, long-lived assets, such as equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

          Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

     (p)  Segment Reporting

          The Company has one operating segment. Revenues consist almost entirely of fees generated from providing testing services. Expenses incurred to date are reported according to their expense category.

          The Company's customers are located in the United States and various foreign countries, however, no revenue has been generated from contracts with customers in foreign countries in 2003 or 2002.

     (q)  New Accounting Pronouncements

          In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on July 1, 2002. The adoption of SFAS No. 143 did not have an effect on the Company's financial statements.

                           Profile Technologies, Inc.
                         Notes to Financial Statements
                             June 30, 2003 and 2002

          In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS No. 145 also amends SFAS No. 13 to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of the Statement related to the rescission of Statement No. 4 is applied in fiscal years beginning after May 15, 2002. Earlier application of these provisions is encouraged. The provisions of the Statement related to Statement No. 13 were effective for transactions occurring after May 15, 2002, with early application encouraged. The adoption of SFAS No. 145 did not have an effect on the Company's financial statements.

          In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of SFAS No. 146 did not have an effect on the Company's financial statements.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have an effect on the Company's financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

                           Profile Technologies, Inc.
                         Notes to Financial Statements
                             June 30, 2003 and 2002

(2)  Related Parties

     (a)  Notes Payable - Stockholders

          On May 9, 2002, the Company entered into a bridge loan of up to $150,000 with Murphy Evans, President and a director of the Company. Mr. Evans has currently loaned the Company $126,000 pursuant to this bridge loan. Pursuant to the terms of the loan, once Mr. Evans loaned the Company $125,000, the Company cancelled 150,000 warrants with exercise prices ranging from $3.00 per share to $7.50 per share (old warrants), previously held by Mr. Evans, with and issued to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05.

          The cancellation of the old warrants is an effective re-pricing and will be accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of June 30, 2003, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.

          As a result of the cancellation and re-issuance of the warrants with a reduced exercise price, the Company recorded an additional $15,000 discount on notes payable and an increase in additional paid in capital based on the difference between the fair value of the old warrants and the fair value of the new warrants. The fair value of the old and new warrants on the day of cancellation and issuance was based on an option pricing model with the following assumptions: warrant lives ranging from 5 to 5.5 years, risk free interest rates of 5.25%, volatility of 120% and a zero dividend yield. Corresponding interest expense related to the note was $10,139 for the twelve months ended June 30, 2003.

          The original note provided for interest of 6% per annum on the unpaid balance. Effective January 1, 2003, the Company and Mr. Evans entered into an agreement under which this note and all other past and future advances from Mr. Evans carry an interest rate of 5% per annum, interest is payable on June 30 and December 31 of each year, and the notes mature on December 31, 2003. Under the terms of this agreement, Mr. Evans loaned the Company an additional $423,465 in 2003. As of September 30, 2003, the June 30, 2003 interest payment had not been made and Mr. Evans had made no demand for payment. All advances from Mr. Evans are convertible into any debt or equity offering by the Company.

          In 2002, the Company issued non-interest bearing bridge notes payable to two officers in the amounts of $15,000 and $7,500, convertible into 21,428 and 10,714 equity units, respectively. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. To the extent that the notes are not converted before maturity, both notes are payable in full when the Company determines it has sufficient working capital to do so. The note in the amount of $15,000 was converted to 21,428 equity units described above in 2003.

          In 2003, the Company obtained $50,000 in non-interest bearing bridge notes payable to two stockholders of the Company, convertible into 71,428 equity units. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. To the extent that the notes are not converted before maturity, the loans are payable in full when the Company determines it has sufficient working capital to do so.

                           Profile Technologies, Inc.
                         Notes to Financial Statements
                             June 30, 2003 and 2002

          In addition, in 2003, the Company obtained $34,047 from the officer of the Company. The note accrues interest at 5% and is due and payable on December 31, 2003. The note is convertible into any debt or equity offering made from time to time by the Company.

          The following is a summary of notes payable to stockholders as of June 30, 2003.

                      Evans                        549,645
                      Officer Notes                 41,547
                      Other Stockholder Notes       50,000
                                                    ------

                                                  $641,012
                                                  ========

     (b)  Consulting Services and Wages

          Consulting fees were paid in 2002 to a director of the Company, Dr. John Kuo, totaling approximately $60,000.

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

     The tax effect of temporary differences that give rise to significant portions of federal deferred tax assets are comprised of the following at June 30, 2003:

           Deferred tax assets:
                Net operating loss carryforwards        $ 2,847,000
                Stock compensation                          306,000
                Research and experimentation credit         141,000
                   carryforwards
                                                        -----------
                            Gross deferred tax assets     3,294,000
           Less valuation allowance                      (3,294,000)
                                                        -----------
                            Net deferred tax assets     $      --
                                                        ===========

                           Profile Technologies, Inc.
                         Notes to Financial Statements
                             June 30, 2003 and 2002

     The net increase in the valuation allowance for deferred tax assets was $385,000 and $475,000 for 2003 and 2002, respectively. The increases were primarily due to net operating loss carryforwards, the realization of which was uncertain.

     For federal income tax purposes, the Company has net operating loss carryforwards at June 30, 2003 available to offset future federal taxable income, if any, of approximately $8,373,529 which began to expire in 2003. In addition, the Company has research and experimentation tax credit carryforwards of approximately $141,000 at June 30, 2003 which are available to offset federal income taxes and began to expire in 2003.

     The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

     The effects of state income taxes were insignificant for 2003 and 2002.

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

     During the year ended June 30, 2003, the Company issued 480,386 shares of common stock, at a price of $0.70 per share, with an equal number of attached warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. The total proceeds from sale of these securities amounted to $336,272. As discussed in note 2(a), the note from officer in the amount of $15,000 was converted to 21,428 shares of common stock and an equal number of attached warrants described above in 2003.

(5)  Stockholders' Equity

     (a)  Stock Option Plan

     The Company has granted stock options to compensate key employees, consultants, and board members for past and future services. During 1999, the Company adopted a stock option plan (Plan). The Plan provides for both incentive and nonqualified stock options to be granted to employees, officers, directors, and consultants. The Company has reserved 500,000 shares of common stock for option grants under the Plan.

                           Profile Technologies, Inc.
                         Notes to Financial Statements
                             June 30, 2003 and 2002

     A summary of stock option-related activity follows:

                                                     Options outstanding
                                                   -------------------------
                                       Shares                    Weighted
                                   available for   Number of     average
                                       grant        shares    exercise price
                                      --------     --------   --------------
     Balance at June 30, 2001          370,000      130,000        6.13
     Grants                           (135,000)     135,000        1.00
                                      --------      -------
     Balance at June 30, 2002          235,000      265,000        3.52
     Grants                           (100,000)     100,000        0.55
                                      --------      -------
     Balance at June 30, 2003          135,000      365,000        2.70
                                      ========      =======


     The following is a summary of stock options outstanding at June 30, 2003:

                               Options outstanding          Options exercisable
                      -----------------------------------  ---------------------
                                    Weighted
                                     average    Weighted                Weighted
                                    remaining    average                 average
                         Number    contractual   exercise    Number     exercise
     Exercise prices  outstanding  life (years)   price    exercisable    price
     ---------------  -----------  ------------   -----    -----------    -----
      $ 0.50 - 1.00     235,000       3.96        $ 0.81     235,000     $ 0.81
        2.00              5,000       2.67          2.00       5,000       2.00
        4.00             35,000       2.38          4.00      35,000       4.00
        5.00             25,000       4.33          5.00      25,000       5.00
        6.50             40,000       4.33          6.50      40,000       6.50
        10.50            25,000       4.33         10.50      25,000      10.50
                        -------                              -------
      $ 0.50 - 10.50    365,000       3.88          2.70     365,000       2.70
                        =======                              =======


     The Company applies APB Opinion No. 25 and related interpretations in accounting for option grants to employees.

     During 2003, the Company recorded stock compensation expense totaling $11,400 for the fair market value of 60,000 options granted to third-parties in exchange for services. The options were valued using the Black-Scholes option pricing model and the assumptions listed below.

     The weighted average fair value per share of the option grants made during the year ended June 30, 2003 was $0.24. The weighted average fair value of the warrant and option grants made during the year ended June 30, 2002 was $0.85.

     The fair value of option and warrant grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: expected volatility of 120%, risk free interest rate of 3.28%, expected lives of five years, and a 0% dividend yield. The weighted average assumptions used for grants in 2002: expected volatility of 120%, risk free interest rate of 5.25%, expected lives of 5 years, and a 0% dividend yield.

                           Profile Technologies, Inc.
                         Notes to Financial Statements
                             June 30, 2003 and 2002

     (b)  Warrants

     The Company has granted warrants to compensate key employees, consultants, and board members for past and future services, and as incentives during placements of stock.

     A summary of warrant-related activity follows:

                                               Number of           Weighted
                                              shares under         average
                                                warrants        exercise price
                                               ----------           -----
     Outstanding at June 30, 2001               1,300,000           $4.02

     Grants                                       882,000            1.01
                                                -------------------------
     Cancellations                               (150,000)           6.67
                                                ---------
     Outstanding at June 30, 2002               2,032,000            2.52

     Grants                                       516,817            1.04
     Exercises                                       --               --
                                                -------------------------
     Outstanding at June 30, 2003               2,548,817            2.22
                                                =========

     The following is a summary of warrants outstanding, all of which are exercisable at June 30, 2003:

                                                Weighted
                                                 average
                                                remaining        Weighted
                                  Number     contractual life     average
     Exercise prices           outstanding       (years)       exercise price
     ---------------           -----------       -------       --------------
      $0.55                        15,000          4.48            $ 0.55
       1.00 - 1.50              1,728,817          3.77              1.05
       3.00 - 3.50                530,000          4.33              3.27
       6.00                       100,000          0.33              6.00
       7.20                        65,000          4.33              7.20
       8.40                        90,000          4.33              8.40
       13.50                       20,000          4.33             13.50
                                ---------
       0.55 - 13.50             2,548,817          3.79              2.22
                                =========

     During 2003, the Company recorded expense related to warrants totaling $4,193 for the fair market value of 10,000 warrants granted to third-parties in exchange for services. The warrants were valued using the Black-Scholes option pricing model and the assumptions listed below.

     During 2002, the Company recorded stock compensation expense totaling $14,725 for the fair market value of 60,000 warrants granted to a third party in exchange for services. The warrants were valued using the Black-Scholes option pricing model and the assumptions listed below.

                           Profile Technologies, Inc.
                         Notes to Financial Statements
                             June 30, 2003 and 2002

     The weighted average fair value per share of the warrant grants made during the year ended June 30, 2003 was $0.21. The weighted average fair value of the warrant and option grants made during the year ended June 30, 2002 was $0.85.

     The fair value of option and warrant grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003: expected volatility of 120%, risk free interest rate of 3.28%, expected lives of five years, and a 0% dividend yield. The weighted average assumptions used for grants in 2002: expected volatility of 120%, risk free interest rate of 5.25%, expected lives of 5 years, and a 0% dividend yield.

(6)  Operating Leases

     The Company leases office facilities in various states under operating lease agreements that expire during 2004. Future minimum rental payments as of June 30, 2003 on operating leases are $11,874 for 2004.

     Total rent expense under operating leases with third parties was $35,297 and $86,786 during 2003 and 2002, respectively. Rent expense incurred under an operating lease with a related party was $0 and $1,250 during 2003 and 2002, respectively.

(7)  Liquidity

     The Company's financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred cumulative losses of $9,293,538 through June 30, 2003 and had negative working capital of $1,117,430 as of June 30, 2003. These conditions raise substantial doubt about its ability to continue as a going concern.

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

     To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. The Company accrued approximately $255,658 and $111,500 at June 30, 2003 and 2002, respectively, related to the deferred payment of the salaries and consulting fees which is included under accrued liabilities. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees, the employee, officer or director could exchange their deferred amount for an option to purchase two shares of common stock with a five-year term at an exercise price of $1.00 per share. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

     On June 19, 2003, the Board of Directors approved the offering of $1,000,000 in convertible debentures. The Debentures are convertible into that number of shares of the Company's common stock equal to the amount of the converted indebtedness divided by $0.50 per share. The Debentures bear

                           Profile Technologies, Inc.
                         Notes to Financial Statements
                             June 30, 2003 and 2002

     interest at a rate of 5% per annum, payable quarterly. The Company is required to redeem each Debenture on the 5th anniversary of the date of the Debenture. The Company may, in its discretion, redeem any Debenture at any time prior to the mandatory redemption date of the Debenture by providing no less than 60 days' prior written notice to the holder of the Debenture.

     Upon the purchase of, and for each $0.50 of the Debenture's principal amount, the Company will issue to an investor a warrant (the "Warrant") to purchase one (1) share of the Company's common stock at an exercise price of $0.75 per share. For example, if an investor executes a Debenture in the principal amount of $100,000, the Company will issue to such investor 200,000 Warrants. The Warrants will be exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture. As of June 30, 2003, the Company had not received any funds from this offering.

     As of September 26, 2003, the Company had raised $25,000 from this offering.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The Company's executive officers, including the Company's Chief Executive Officer, who also serves as Chief Financial Officer, and the Chief Operating Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. These executives have designed such controls to ensure that all material information related to the Company is made known to them by others within the organization. As of June 30, 2003, the Company's Chief Executive Officer and Chief Operating Officer completed an evaluation of the Company's disclosure controls and procedures and have determined that such disclosure controls and procedures are functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that require modification. There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     The information regarding directors contained under the caption "Proposal
One: Election of Directors" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to October 28, 2003, is incorporated herein by reference.

     The information regarding executive officers who are not directors is set forth in Item 1 of this Report under the caption "Executive Officers of the Company."

     The information regarding reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, contained under the caption "Section 16(a) Beneficial Ownership Report Compliance" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to October 28, 2003, is incorporated herein by reference.

Item 10. Executive Compensation

     The information contained under the caption "Executive Compensation" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to October 28, 2003, is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to October 28, 2003, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans.
-------------------------------------------------------------------

     The following table sets forth information concerning equity compensation plans, including individual compensation arrangements, under which the Company is authorized to issue equity securities.


                                                                               Number of
                                                                               securities
                                                                               remaining
                                                                             available for
                                          Number of                         future issuance
                                       securities to be  Weighted-average     under equity
                                         issued upon      exercise price      compensation
                                         exercise of      of outstanding    plans (excluding
                                         outstanding         options,          securities
                                      options, warrants    warrants and       reflected in
                                          and rights          rights          column (a))
     -------------------------------- ------------------- ----------------  ----------------
                                             (a)                (b)               (c)
     -------------------------------- ------------------- ----------------  ----------------
       Equity compensation plans           365,000             $2.70            135,000
     approved by security holders

     -------------------------------- ------------------- ----------------  ----------------

     Equity compensation plans not  1,195,000(1),(2),3),(4)    $3.70             N/A(5)
     approved by security holders

     -------------------------------- ------------------- ----------------  ----------------

                 Total                    1,560,000            $3.46            135,000

     -------------------------------- ------------------- ----------------  ----------------

(1) Consists of various grants of compensatory warrants, all of which were issued prior to the adoption of the Company's 1999 Stock Plan, which was recommended by the Board of Directors in October, 1998 and approved by the shareholders on November 16, 1998, except for the warrants issued to R.F. Lafferty & Co., Scott Meaker, and Dr. Charles Frost, as described in Footnote 2 below, and none of whom are officers or directors of the Company.

(2) Consists of the following individual grants of compensatory warrants: (A) in March, 1996 and November, 1996, to Gale D. Burnett, compensatory warrants to purchase 210,000 shares at exercise prices ranging from $1.25 to $3.00 per share (of which 50,000 warrants at an exercise price of $3.00 per share were transferred to Henry Gemino in November, 1996), (B) in March, 1996, to Henry E. Gemino, compensatory warrants to purchase 250,000 shares at exercise prices ranging from $1.25 to $3.00 per share, (C) in March, 1996 and November, 1996, to Allen Reeves, compensatory warrants to purchase 130,000 shares at exercise prices ranging from $1.25 to $7.20 per share, of which 15,000 shares have been exercised (at an exercise price of $1.25 per share), (D) in March, 1996 and November, 1996, to G. L. Scott, compensatory warrants to purchase 70,000 shares at exercise prices ranging from $1.25 to $7.20 per share, (E) in March, 1996 and November, 1996, to Dr. John T. Kuo, compensatory warrants to purchase 350,000 shares at exercise prices ranging from $3.00 to $7.20 per share, (F) in February, 1998, to Joseph Galbraith, compensatory warrants to purchase 20,000 shares at an exercise price of $13.50 per share, (G) in November, 2000, to R.H. Lafferty & Co., compensatory warrants to purchase 100,000 shares at an exercise price of $6.50 per share, (H) in January, 2002, to Scott Meaker, compensatory warrants to purchase 50,000 shares at an exercise price of $1.00 per share, and (I) in March, 2002 and May, 2002, to Dr. Charles Frost, compensatory warrants to purchase 15,000 shares at an exercise price of $1.00 per share.

(3) All of the compensatory warrants have fully vested, and none of the warrants that were issued to officers and directors of the Company will terminate if any such officer or director ceases to be employed by or to serve as a director of the Company. All of the warrants issued prior to February 12, 1997 are due to expire on October 31, 2004. The warrants issued: (A) to Joseph Galbraith on February 26, 1998, are due to expire on October 31, 2004, (B) to R.F. Lafferty & Co. on November 30, 2000, are due to expire on October 31, 2003, (C) to Scott Meaker on January 28, 2002, are due to expire on January 2, 2007, and (D) to Dr. Charles Frost, Marcy 6, 2002 and May 13, 2002, are due to expire on February 15, 2005.

(4) All of the compensatory warrants issued to the individuals as set forth in Footnote 2 above were issued by the Company in exchange for services provided by such individuals as executive officers and directors of the Company, except as follows: (i) the warrants issued to Allen Reeves as described in Footnote 2 above were issued in exchange for legal services provided to the Company by Mr. Reeves; and (ii) the compensatory warrants issued to R.F. Lafferty & Co., Scott Meaker and Dr. Frost, as described in Footnote 2, were issued in exchange for consulting services provided to the Company.

(5) All of the equity compensation plans aggregated as explained in Footnote 2 above represent individual compensation arrangements approved separately by the Board of Directors and are not part of any written or formal plan under which the Company will be obligated to issue equity compensation in the future.


Item 12. Certain Relationships and Related Transactions

     The information contained under the caption "Transactions with Affiliates" in the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to October 28, 2003, is incorporated herein by reference.


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

     Exhibit No.            Description of Exhibit
     -----------            ----------------------

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10,
                            1996).

     Exhibit 10.1 Service Agreement dated as of August 16, 2001 between Profile Technologies, Inc. and BP Exploration(Alaska) Inc. (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-KSB filed with the Commission on September 28, 2001).

     Exhibit 10.2 Loan Agreement dated March 6, 2003, by and between the Company and Murphy Evans (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 15, 2003).

     Exhibit 23.1           Consent of Independent Auditors.

     Exhibit 31.1 Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 31.2 Certification of Philip L. Jones, as Chief Operating Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     Exhibit 32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company.

     Exhibit 32.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Philip L. Jones, as Chief Operating Officer of the Company.

     Exhibit 99.1           Press Release dated June 25, 2003.

(b) Reports on Form 8-K. The Company did not file a Form 8-K during the last quarter of its fiscal year 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PROFILE TECHNOLOGIES, INC.



                                         By /s/ Henry E. Gemino
                                         --------------------------------------
                                         Henry E. Gemino
                                         Chief Executive Officer
                                         and Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the dates indicated:

Signature                            Title                Date
---------                            -----                ----

/s/ Charles Christenson              Director             October 14, 2003
-----------------------
Charles Christenson


/s/ Murphy Evans                     Director             October 14, 2003
----------------
Murphy Evans


/s/ Henry E. Gemino                  Director             October 14, 2003
-------------------
Henry E. Gemino


/s/ William A. Krivskey              Director             October 14, 2003
-----------------------
William A. Krivskey


/s/ John Tsungfen Kuo                Director             October 14, 2003
---------------------
John Tsungfen Kuo