Form 10QSB
period 2003-09-30
PROFILE TECHNOLOGIES INC
filed 2003-11-19
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

       (Mark One)

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                               September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 19, 2003, there were 5,461,659 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                TABLE OF CONTENTS

Description                                                          Page Number
--------------------------------------------------------------------------------

PART 1.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
              At September 30, 2003 (Unaudited) and At June 30, 2003...........4

             Condensed Consolidated Statements of Operations (Unaudited) -
              Three Months Ended September 30, 2003 and 2002...................5

             Condensed Consolidated Statements of Cash Flows (Unaudited) -
              Nine Months Ended September 30, 2003 and 2002....................6

             Notes to Condensed Consolidated Financial Statements (Unaudited)..7

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................11

     Item 3. Controls and Procedures..........................................18

PART II. OTHER INFORMATION

     Item 1. Legal Proceeding.................................................19

     Item 2. Changes in Securities............................................19

     Item 3. Defaults Upon Senior Securities..................................22

     Item 4. Submission of Matters to a Vote of Security Holders..............22

     Item 5. Other Information................................................22

     Item 6. Exhibits and Reports on Form 8-K.................................22

SIGNATURES....................................................................24

CERTIFICATIONS................................................................25


PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                  PROFILE TECHNOLOGIES, INC.
                                   Condensed Balance Sheets
                                          (unaudited)
                                                                  September 30,    June 30,
                              Assets                                  2003           2003
Current assets:
    Cash and cash equivalents                                      $      --      $      --
    Accounts Receivable                                                 53,825           --
    Contract work-in-progress                                           61,750         11,310
    Prepaid expenses and other current assets                           16,310         50,733
                                                                   -----------    -----------

                  Total current assets                                 131,885         62,043

Equipment, net                                                          99,885        115,332
Patents, net                                                            48,868         61,308
Other Assets                                                             2,415          2,415
                                                                   -----------    -----------

                  Total assets                                     $   283,053    $   241,098
                                                                   ===========    ===========

               Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to stockholders                                  $   793,013    $   641,012
    Accounts payable                                                   253,652        189,903
    Accrued liabilities                                                408,628        348,558
                                                                   -----------    -----------

                  Total current liabilities                        $ 1,455,293      1,179,473
                                                                   -----------    -----------

                  Total liabilities                                                 1,179,473
                                                                                  -----------

Long term convertible debt net of discount of $18,500 at 9/30/03   $     6,500

Stockholders' equity:
    Common stock, $0.001 par value.  Authorized 15,000,000
       shares; issued and outstanding 5,461,659 shares                   5,462          5,462
    Additional paid-in capital                                       8,368,201      8,349,701
    Accumulated deficit                                             (9,952,403)    (9,293,538)
                                                                   -----------    -----------

                  Total stockholders' deficit                       (1,178,740)      (938,375)

Commitments, contingencies and subsequent events
         Total liabilities and Stockholders' deficit               $   283,053    $   241,098
                                                                   ===========    ===========

                   See accompanying notes to condensed financial statements


                           PROFILE TECHNOLOGIES, INC.
                       Condensed Statements of Operations
                                   (unaudited)


                                                     For the three months ended,
                                                            September 30,
                                                        2003            2002

Revenues                                            $   136,150     $   334,913
Cost of revenues                                        124,948         126,774


        Gross profit                                     11,202         208,139


Operating expenses:
     Research and development                            42,348          54,652
     General and administrative                         218,528         204,449
        Total operating expenses                        260,877         259,101

        Loss from operations                           (249,675)        (50,962)
Other income                                              1,762
                                                                              6

Interest expense                                         10,952           9,404

                    Net loss                        $  (258,865)    $   (60,360)

Basic and diluted net loss per share                $     (0.05)    $     (0.01)
Shares used to calculate basic and diluted
     net loss per share                               5,461,659       5,375,167



            See accompanying notes to condensed financial statements


                                  PROFILE TECHNOLOGIES, INC.
                              Condensed Statements of Cash Flows
                                          (unaudited)

                                                                      For the three months ended
                                                                             September 30,
                                                                           2003         2002

Cash flows from operating activities:
    Net loss                                                            $(258,865)   $ (60,360)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                    29,707       45,143
          Accreted interest on notes payable                                 --          7,529
          Stock compensation                                                 --          2,875
          Changes in certain assets and liabilities:
            Accounts receivable                                           (53,825)    (128,306)
            Contract work-in-progress                                     (50,440)    (103,980)
            Prepaid expenses and other current assets                      34,423        5,868
            Other assets                                                     --          6,463
            Other accounts payable                                         63,750      (36,694)
            Accrued liabilities                                            60,070       33,800

                  Net cash used in operating activities                  (175,180)    (227,662)

Cash flows from investing activities - Purchase of equipment               (1,820)        --

Cash flows from financing activities
    Proceeds from issuance of subordinated debt and attached warrants      25,000      105,222
    Proceeds from issuance of notes payable                               152,000      106,500

                  Net cash provided by financing activities               177,000      211,522

                  Net decrease in cash and cash equivalents                  --        (16,140)

Cash and cash equivalents at beginning of the period                         --         73,514

Cash and cash equivalents at end of the period                          $    --      $  57,374

Supplementary disclosure of cash flow information:
    Note payable converted to common stock                                   --         15,000
    Issuance of  stock and warrants previously subscribed                    --        231,250


                   See accompanying notes to condensed financial statements

                                               6

                            PROFILE TECHNOLOGIES, INC
                               September 30, 2003
                     Notes to Condensed Financial Statements


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

2.   Basis of Presentation

The unaudited interim condensed financial statements and related notes of the Company have been prepared pursuant to the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such instructions. The condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 2003 (filed October 28, 2003). The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Excluded from the computation of diluted loss per share for the three months ended September 30, 2003 are options and warrants to acquire 2,963,817 shares of common stock with a weighted-average exercise price of $2.25 because their effect would be antidilutive. Excluded also from the computation of diluted loss per share for the three months ended September 30, 2002 are options and warrants to acquire 2,798,817 shares of common stock with a weighted-average exercise price of $2.35 because their effect would be antidilutive. For the three months ended September 30, 2003 and 2002, additional potential dilutive securities that were excluded from the diluted loss per share computation are the exchange rights discussed in footnote 5 that could result in options to acquire up to 615,816 shares of common stock with an exercise price of $1.00 at September 30, 2003 and 286,850 such shares at September 30, 2002.

4.   Notes Payable - Stockholders

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

The cancellation of the old warrants is an effective re-pricing and will be accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of September 30, 2003, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.

As a result of the cancellation and re-issuance of the warrants with a reduced exercise price, the Company recorded an additional $15,000 discount on notes payable and an increase in additional paid in capital based on the difference between the fair value of the old warrants and the fair value of the new warrants. The fair value of the old and new warrants on the day of cancellation and issuance was based on an option pricing model with the following assumptions: warrant lives ranging from 5 to 5.5 years, risk free interest rates of 5.25%, volatility of 120% and a zero dividend yield. Corresponding interest expense related to the note was $8,639 and $9,404 for the three months ended September 30, 2003 and September 30, 2002, respectively.

The original note provided for interest of 6% per annum on the unpaid balance. Effective January 1, 2003, the Company and Mr. Evans entered into an agreement under which this note and all other past and future advances from Mr. Evans carry an interest rate of 5% per annum, interest is payable on June 30 and December 31 of each year, and the notes mature on December 31, 2003. Under the terms of this agreement, Mr. Evans loaned the Company an additional $152,000 during the three months ended September 30, 2003. As of September 30, 2003, the June 30, 2003 interest payments had not been made and Mr. Evans had made no demand for payment. All advances from Mr. Evans are convertible into any debt or equity offering by the Company.

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

In 2003, the Company issued $50,000 in non-interest bearing bridge notes payable to two stockholders of the Company, convertible into 71,428 equity units. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. To the extent that the notes are not converted before maturity, the loans are payable in full when the Company determines it has sufficient working capital to do so.

In addition, in 2003, the Company issued $34,047 in a note payable to an officer of the Company. The note accrues interest at 5% and is due and payable on December 31, 2003. The note is convertible into any debt or equity offering made by the Company.

The following is a summary of notes payable to stockholders as of September 30, 2003.

                       Evans                      701,465
                       Officer Notes               41,547
                       Other Stockholder Notes     50,000
                                                 --------

                                 Total           $793,012
                                                 ========

5.   Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $9,552,403 through September 30, 2003 and had negative working capital of ($1,323,408) as of September 30, 2003. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September 30, 2003, the Company accrued approximately $307,908 related to the deferred payment of the salaries and consulting fees which is included under accrued liabilities. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees, the employee, officer or director could exchange their deferred amount for an option to purchase two shares of common stock with a five-year term at an exercise price of $1.00 per share. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

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

As of September 30, 2003, the Company had raised $25,000 from this offering. Warrants issued in connection with this offering were recorded as paid-in capital at their fair value, estimated at $18,500, based on an option pricing model with the following assumptions: warrant life of 10 years, risk free interest rate of 4.45%, volatility of 120%, and a zero dividend yield. Accordingly, the Company recorded a $18,500 discount on the convertible debt issued under this offering.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

General

     Since its formation in 1988, Profile Technologies, Inc., a Delaware corporation (the "Company"), has been engaged in the business of researching and developing a high speed scanning process, which is nondestructive and noninvasive, to test remotely buried, encased and insulated pipelines for corrosion. The Company's electromagnetic wave inspection process, referred to as the Company's "Inspection EMWSM" or "EMW," is a patented process of analyzing the waveforms of electrical impulses in a way that extracts point-to-point information along a segment of pipeline to illustrate the integrity of the entire pipeline. This process involves sending electrical pulses along the pipe being tested from two directions toward a varying intersecting point between the two pulser locations. One or more of the modified pulses is analyzed to determine whether an anomaly exists at the intersecting location.

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

     Based on estimates provided by its customers, the Company originally planned to inspect between 400 and 500 below-grade lines in Alaska in 2003. However, based on the Company's final work scopes and the fact that more than 40 lines could not be tested for physical reasons, the Company anticipates that it will inspect approximately 250 below-grade pipes this year. In addition to the approximately 250 below-grade lines that were successfully tested, the Company competed the testing of approximately 3,500 feet of above-grade, insulated pipes for one of its Alaska customers in an effort to demonstrate that it should be included in that customer's 2004 above-grade inspection budget. Although the Company is confident it can provide greater value to its customer than companies offering competing inspection technologies for above-grade work, there can be no assurance that the Company will be able to secure any contracts to perform above-grade, insulated pipe inspections during the remainder of 2003 or 2004 or at any time in the future. Nevertheless, because above-grade work can continue as late as December, the Company will continue to seek such work on a commercial basis for 2003. If the Company is successful in securing above-grade work for 2004, that work could begin as early as March.

     In January 2002, the Company retained Dr. Charles Frost, President of Pulse Power Physics, Inc., to assist in the improvement of the Company's hardware, software and its testing and data interpretation methods.

     The Company's data interpretation process has also been largely automated. The Company's business model and strategy is heavily dependent on its ability to automate the date interpretation process and fully implement its technology. If the Company is unable to automate completely the data interpretation process and fully implement its technology, the Company may not be able to secure additional fee-for-service contracts or implement a licensing and joint venture business model. As a result, such failure may have a material adverse effect on the business and financial condition of the Company.


Sales

     The Company derives revenue solely from the sale of the EMW inspection technology service. The Company relies upon several employees, including the Chief Executive Officer, the Chief Operating Officer, the Vice President - Field Operations, for the Company's sales functions. The Company relies solely upon the employees of the Company to conduct its sales activities.

     During the three months ended September 30, 2003, all of the Company's sales were attributable to two customers. These customers individually accounted for 15% and 85%, and 35% and 65%, of net sales during the three months ended September 30, 2003 and 2002, respectively.


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

     Upon completion of its redesigned buried pipe product, which the Company plans to accomplish during the fiscal year 2004, the Company intends to refocus on the natural gas utility and pipeline market, particularly in so-called "high consequence areas" (e.g., densely populated areas). However, the design and fabrication of an improved buried pipe product is dependent on the availability of sufficient funding for the project.

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

     Revenues for the three months ended September 30, 2003 were $136,150 which represented a decrease of $198,763 or 59% as compared to revenues of $334,913 for the three months ended September 30, 2002. This decrease was due to the inspection of fewer lines by the Company in Alaska during the fiscal year 2003. Revenues during the fiscal year ended 2003 and quarter ended September 30, 2003 were derived primarily from work performed on the North Slope of Alaska.

     Cost of revenues decreased 1.4% to $124,948 for the three months ended September 30, 2003 compared to $126,774 for the three months ended September 30, 2002.

     Gross profit decreased to $11,202 for the three months ended September 30, 2003 from gross profit of $208,139 for the three months ended September 30, 2002. The decrease in gross profit for the three months ended September 30, 2003 as compared to the same quarter of the previous year resulted from decrease in revenues and corresponding inefficiencies.

     Research and development expenses for the three months ended September 30, 2003 decreased 22.54% to $42,348 from $54,652 for the three months ended September 30, 2002, a decrease of $14,089. The decrease in the Company's research and development expenses was due to lower salaries and a reduction in the number of the Company's employees. In addition, the Company substantially completed a major research and development project to improve the Company's hardware and software in the second half of the fiscal year ended 2002.

     General and administrative expenses increased to $218,528 for the three months ended September 30, 2003 from $204,449 for the three months ended September 30, 2002, an increase of $14,079.

     Loss from operations increased to $249,675 for the three months ended September 30, 2003 compared to $50,962 for the three months ended September 30, 2002 an increase of $198,713. The increase is primarily due to a decrease in revenues.

     Interest expense was $10,952 and $9,404 for the three months ended September 30, 2003 and September 30, 2002, respectively. This interest expense resulted from the issuance of a notes payable by the Company to certain stockholders, as described in "Liquidity and Capital Resources" section below.

     Net Loss increased to $258,865 for the three months ended September 30, 2003 compared to $60,360 for the three months ended September 30, 2002, an increase of $198,505. This increase is due to a reduction in revenues as discussed above. As a result of the Company's cost structure, which includes a significant amount of fixed costs, fluctuations in revenue will significantly impact the Company's gross margin and loss from operations.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $9,552,403 through September 30, 2003 and had negative working capital of ($1,323,408) as of September 30, 2003. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September 30, 2003, the Company accrued approximately $307,908 related to the deferred payment of the salaries and consulting fees which is included under accrued liabilities. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees, the employee, officer or director could exchange their deferred amount for an option to purchase two shares of common stock with a five-year term at an exercise price of $1.00 per share. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

     On June 19, 2003, the Board of Directors approved the offering (the "2003 Offering") of $1,000,000 in convertible debentures (the "Debentures"). The Debentures are convertible into that number of shares of the Company's common stock equal to the amount of the converted indebtedness divided by $0.50 per share. The Debentures bear interest at a rate of 5% per annum, payable quarterly. The Company is required to redeem each Debenture on the 5th anniversary of the date of the Debenture. The Company may, in its discretion, redeem any Debenture at any time prior to the mandatory redemption date of the Debenture by providing no less than 60 days' prior written notice to the holder of the Debenture.

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

     As of September 30, 2003, the Company had raised $25,000 from the 2003 Offering. Warrants issued in connection with this offering were recorded as paid-in capital at their fair value, estimated at $18,500, based on an option pricing model with the following assumptions: warrant life of 10 years, risk free interest rate of 4.45%, volatility of 120%, and a zero dividend yield. Accordingly, the Company recorded a $18,500 discount on the convertible debt issued under the 2003 Offering.

     The Company's contractual obligations consist of commitments under operating leases, deferred salary and fees, and repayment of loans payable to certain officers, directors and stockholders. Future minimum rental payments on the operating leases are less than $6,000 for the remainder of the fiscal year 2004, with no further contractual obligations thereafter, although the Company expects to continue to incur costs on leased properties, as the Company has extended such leases in the past or will use alternate facilities. As of September 30, 2003, deferred salary and fees were equal to $307,908, and the salaries and fees will continue to be deferred until the Company has sufficient resources to pay the amounts owed, or the employees, officers, or directors exchange such amounts as described below. On March 18, 2002, the Board of Directors approved a right under which any such employee, officer or director could exchange each dollar of his or her deferred salary or fees for an option to purchase two shares of the Company's common stock which may be exercised over a five-year term at an exercise price of $1.00 per share. As of September 30, 2003, no conversions have occurred.

     As of September 30, 2003, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $793,012. The terms of the various notes are described below under "Part II, Item 2, Changes in Securities."

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

     The forward-looking statements contained in this report are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing to continue its operations, that the Company will market and provide products and services on a timely basis, that there will be no material adverse competitive or technological change with respect to the Company's business, demand for the Company's products and services will significantly increase, that the Company will be able to secure additional fee-for-services or licensing contracts, that the Company's executive officers will remain employed as such by the Company, that the Company's forecast accurately anticipate market demand, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company or its customers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported. The Company's executive officers, including the Company's Chief Executive Officer, who also serves as Chief Financial Officer, and the Chief Operating Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. These executives have designed such controls to ensure that all material information related to the Company is made known to them by others within the organization. As of September 30, 2003, the Company's Chief Executive Officer and Chief Operating Officer completed an evaluation of the Company's disclosure controls and procedures and have determined that such disclosure controls and procedures are functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that require modification. There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation that occurred during the Company's first fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     In April 2002, the Company issued a non-interest bearing bridge loan in the principal amount of $7,500 (the "Scott Loan") payable to G.L. Scott, the former Chairman of the Board of Directors and stockholder of the Company. The Scott Loan is payable at such time as the Company determines that it has sufficient working capital to repay the principal balance of the Scott Loan and is convertible into 10,714 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Scott Loan is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. On September 29, 2002, Mr. Scott died unexpectedly from a stroke before converting any part of this loan. As of November 14, 2003, Mr. Scott's estate had not converted any part of the Scott Loan into equity units.

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

     During the fiscal year ended June 30, 2003, Murphy Evans also loaned $194,650 to the Company (collectively, the "Non-Convertible Evans Loan"). This loan agreement provided for payment at such time as the Company determined it had sufficient working capital to repay the Non-Convertible Evans Loan. Interest was to accrue on the Non-Convertible Evans Loan at a rate of 5% per annum. The Non-Convertible Evans Loan is exempt from registration under Section 4(2) of the Securities Act. On March 6, 2003, the Non-Convertible Evans Loan was replaced and superseded by the Amended Evans Loan as described below. As of March 6, 2003, no repayments of the Evans Loan had been made by the Company.

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

     In addition, the terms of the Amended Evans Loan will apply to all future loans that may be made to the Company by Murphy Evans. Due to the necessity by the Company to obtain additional financing in the future to sustain the Company's operations, the Board of Directors approved the terms of the Amended Evans Loan. From March 6, 2003 through June 30, 2003, Murphy Evans loaned the company an additional $172,315 under the Amended Evans Loan. During the three months ended September 30, 2003, Mr. Evans loaned the Company an additional $152,000 under the Amended Evans Loan. The Amended Evans Loan is exempt from registration under Section 4(2) of the Securities Act. As of September 30, 2003, the outstanding principal balance of the Amended Evans Loan was equal to $701,465. As of November 14, 2003, the Company has not made the interest payment due on June 30, 2003 under the Amended Evans Loan, and Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

     During the twelve months ended June 30, 2003, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Shareholder Loans") payable to two shareholders of the Company. The terms of the Shareholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Shareholder Loans. The Shareholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Shareholder Loans are exempt from registration under
Section 4(2) of the Securities Act. As of November 14, 2003, neither shareholder had converted either Shareholder Loan into equity units.

     On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on each June 30 and December 31 of each year. The 2003 Gemino Note evidences the Company's obligation to repay Mr. Gemino certain amounts advanced by Mr. Gemino to pay certain expenses of the Company. The outstanding balance under the 2003 Gemino Note is due and payable in full on December 31, 2003. The 2003 Gemino Note is exempt from registration under
Section 4(2) of the Securities Act. As of September 30, 2003, the outstanding principal balance of the 2003 Gemino Note was equal to $34,047. As of November 14, 2003, the Company has not made the interest payment due on June 30, 2003 under the 2003 Gemino Note, and Mr. Gemino has not made any demand for payment, or exercised any of his remedies, under the 2003 Gemino Note.

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

     Upon the purchase of, and for each $0.50 of the Debenture's principal amount, the Company will issue to an investor a warrant (the "Warrant") to purchase one (1) share of the Company's common stock at an exercise price of $0.75 per share. For example, if an investor executes a Debenture in the principal amount of $100,000, the Company will issue to such investor 200,000 Warrants. The Warrants will be exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture. The 2003 Offering is exempt from registration under Section 4(2) of the Securities Act. As of June 30, 2003, the Company had not received any funds from the 2003 Offering. As of September 30, 2003, the Company had raised $25,000 from the 2003 Offering.

Item 3. Defaults Upon Senior Securities.

     On March 6, 2003, the Board of Directors approved the terms of the Amended Evans Loan between the Company and Murphy Evans. See "Part II, Item 2, Changes in Securities." The Amended Evans Loan amends and supersedes the indebtedness under the Evans Loan, the Subsequent Evans Loan and the Non-Convertible Evans Loan by aggregating the debt under all of these loans by Mr. Evans into one promissory note bearing interest on the aggregate principal balance at a rate of 5% per annum, payable on June 30 and December 31 of each year. The outstanding balance under the Amended Evans Loan is due and payable in full on December 31, 2003.

     As of September 30, 2003, the outstanding principal balance of the Amended Evans Loan was equal to $701,465. As of November 14, 2003, the Company has not made the interest payment in the amount of $13,061, which was due and payable to Mr. Evans on June 30, 2003. As of November 14, 2003, the Company's total arrearage under the Amended Evans Loan with respect to this interest payment was equal to $21,397. As of November 14, 2003, Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

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



                                             PROFILE TECHNOLOGIES, INC.
                                             --------------------------
                                             (Registrant)


Date: November 19, 2003                      /s/ Henry E. Gemino
                                             -----------------------------------
                                             Henry E. Gemino
                                             Chief Executive Officer and
                                             Chief Financial Officer