Form 10QSB/A
period 2003-09-30
PROFILE TECHNOLOGIES INC
filed 2003-11-26
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               AMENDMENT NO. 1 TO
                                   FORM 10-QSB

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

PART 1.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Balance Sheets -
              At September 30, 2003 (Unaudited) and At June 30, 2003...........4

             Condensed Statements of Operations (Unaudited) -
              Three Months Ended September 30, 2003 and 2002...................5

             Condensed Statements of Cash Flows (Unaudited) -
              Three Months Ended September 30, 2003 and 2002...................6

             Notes to Condensed Financial Statements (Unaudited)...............7

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

     Item 5. Other Information................................................22

     Item 6. Exhibits and Reports on Form 8-K.................................22

SIGNATURES....................................................................24

CERTIFICATIONS................................................................25


PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                  PROFILE TECHNOLOGIES, INC.
                                   Condensed Balance Sheets
                                          (unaudited)
                                                                  September 30,    June 30,
                              Assets                                  2003           2003
                                                                   -----------    -----------
Current assets:
    Cash                                                           $      --      $      --
    Accounts Receivable                                                 53,825           --
    Contract work-in-progress                                           61,750         11,310
    Prepaid expenses and other current assets                           16,310         50,733
                                                                   -----------    -----------

                  Total current assets                                 131,885         62,043

Equipment, net                                                          99,885        115,332
Patents, net                                                            48,868         61,308
Other Assets                                                             2,415          2,415
                                                                   -----------    -----------

                  Total assets                                     $   283,053    $   241,098
                                                                   ===========    ===========

               Liabilities and Stockholders' Equity
Current liabilities:
    Notes payable to stockholders                                  $   793,013    $   641,012
    Accounts payable                                                   253,652        189,903
    Accrued liabilities                                                408,628        348,558
                                                                   -----------    -----------

                  Total current liabilities                        $ 1,455,293      1,179,473
                                                                   -----------    -----------


Long term convertible debt net of discount of $18,500 at 9/30/03   $     6,500

Stockholders' deficit:
    Common stock, $0.001 par value.  Authorized 15,000,000
       shares; issued and outstanding 5,461,659 shares                   5,462          5,462
    Additional paid-in capital                                       8,368,201      8,349,701
    Accumulated deficit                                             (9,552,403)    (9,293,538)
                                                                   -----------    -----------

                  Total stockholders' deficit                       (1,178,740)      (938,375)
                                                                   -----------    -----------

Commitments, contingencies and subsequent events
         Total liabilities and Stockholders' deficit               $   283,053    $   241,098
                                                                   ===========    ===========

                   See accompanying notes to condensed financial statements


                           PROFILE TECHNOLOGIES, INC.
                       Condensed Statements of Operations
                                   (unaudited)


                                                     For the three months ended,
                                                            September 30,
                                                        2003            2002
                                                    -----------     -----------

Revenues                                            $   136,150     $   334,913
Cost of revenues                                        124,948         126,774
                                                    -----------     -----------


        Gross profit                                     11,202         208,139


Operating expenses:
     Research and development                            42,349          54,652
     General and administrative                         218,528         204,449
                                                    -----------     -----------
        Total operating expenses                        260,877         259,101
                                                    -----------     -----------

        Loss from operations                           (249,675)        (50,962)

Other income                                              1,762
                                                                              6

Interest expense                                         10,952           9,404
                                                    -----------     -----------

                    Net loss                        $  (258,865)    $   (60,360)
                                                    ===========     ===========

Basic and diluted net loss per share                $     (0.05)    $     (0.01)
Shares used to calculate basic and diluted
     net loss per share                               5,461,659       5,375,167



            See accompanying notes to condensed financial statements


                                  PROFILE TECHNOLOGIES, INC.
                              Condensed Statements of Cash Flows
                                          (unaudited)

                                                                      For the three months ended
                                                                             September 30,
                                                                           2003         2002
                                                                        ---------    ---------
Cash flows from operating activities:
    Net loss                                                            $(258,865)   $ (60,360)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                    29,707       45,143
          Accreted interest on notes payable                                 --          7,529
          Stock compensation                                                 --          2,875
          Changes in certain assets and liabilities:
            Accounts receivable                                           (53,825)    (128,306)
            Contract work-in-progress                                     (50,440)    (103,980)
            Prepaid expenses and other current assets                      34,423        5,868
            Other assets                                                     --          6,463
            Other accounts payable                                         63,750      (36,694)
            Accrued liabilities                                            60,070       33,800

                  Net cash used in operating activities                  (175,180)    (227,662)
                                                                        ---------    ---------

Cash flows from investing activities - Purchase of equipment               (1,820)        --
                                                                        ---------    ---------

Cash flows from financing activities
    Proceeds from issuance of subordinated debt and attached warrants      25,000      105,022
    Proceeds from issuance of notes payable                               152,000      106,500
                                                                        ---------    ---------

                  Net cash provided by financing activities               177,000      211,522
                                                                        ---------    ---------

                  Net decrease in cash and cash equivalents                  --        (16,140)

Cash at beginning of the period                                              --         73,514

Cash at end of the period                                               $    --      $  57,374
                                                                        =========    =========

Supplementary disclosure of cash flow information:
    Note payable converted to common stock                              $    --      $  15,000
    Issuance of  stock and warrants previously subscribed                    --        231,250


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

The original bridge provided for interest of 6% per annum on the unpaid balance. Effective January 1, 2003, the Company and Mr. Evans entered into an agreement under which this note and all other past and future advances from Mr. Evans carry an interest rate of 5% per annum, interest is payable on June 30 and December 31 of each year, and the notes mature on December 31, 2003. During the years ended June 30, 2002 and 2003, Murphy Evans loaned the Company an additional $423,465 under the terms of this agreement. Mr. Evans also loaned the Company an additional $152,000 during the three months ended September 30, 2003. As of September 30, 2003, the June 30, 2003 interest payments had not been made and Mr. Evans had made no demand for payment. All advances from Mr. Evans are convertible into any debt or equity offering by the Company.

In 2002, the Company issued non-interest bearing bridge notes payable to two officers in the amounts of $15,000 and $7,500, convertible into 21,428 and 10,714 equity units, respectively. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. To the extent that the notes are not converted before maturity, both notes are payable in full when the Company determines it has sufficient working capital to do so. The note in the amount of $15,000 was converted to 21,428 equity units described above in the fiscal year 2003.

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

In addition, in the fiscal year 2003, the Company issued $34,047 in a note payable to an officer of the Company. The note accrues interest at 5% and is due and payable on December 31, 2003. The note is convertible into any debt or equity offering made by the Company.

The following is a summary of notes payable to stockholders as of September 30, 2003.

                       Evans                     $701,465
                       Officer Notes               41,547
                       Other Stockholder Notes     50,000
                                                 --------

                                 Total           $793,012
                                                 ========

5.   Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $9,552,403 through September 30, 2003 and had negative working capital of $1,323,408 as of September 30, 2003. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September 30, 2003, the Company has accrued approximately $307,908 related to the deferred payment of the salaries and consulting fees which is included under accrued liabilities. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees, the employee, officer or director could exchange their deferred amount for an option to purchase two shares of common stock with a five-year term at an exercise price of $1.00 per share. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

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

     Based on estimates provided by its customers, the Company originally planned to inspect between 400 and 500 below-grade lines in Alaska in the calendar year 2003. However, based on the Company's final work scopes and the fact that more than 40 lines could not be tested for physical reasons, the Company anticipates that it will inspect approximately 250 below-grade pipes this year. In addition to the approximately 250 below-grade lines that were successfully tested, the Company completed the testing of approximately 3,500 feet of above-grade, insulated pipes for one of its Alaska customers in an effort to demonstrate that it should be included in that customer's 2004 above-grade inspection budget. Although the Company is confident it can provide greater value to its customer than companies offering competing inspection technologies for above-grade work, there can be no assurance that the Company will be able to secure any contracts to perform above-grade, insulated pipe inspections during the remainder of the calendar year 2003 or 2004 or at any time in the future. Nevertheless, because above-grade work can continue as late as December, the Company will continue to seek such work on a commercial basis for 2003. If the Company is successful in securing above-grade work for 2004, that work could begin as early as March.

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

     During the three months ended September 30, 2003, all of the Company's revenues were attributable to two customers. These customers individually accounted for 15% and 85%, and 35% and 65%, of net revenues during the three months ended September 30, 2003 and 2002, respectively.


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

     Research and development expenses for the three months ended September 30, 2003 decreased 22.51% to $42,349 from $54,652 for the three months ended September 30, 2002, a decrease of $12,303. The decrease in the Company's research and development expenses was due to lower salaries and a reduction in the number of the Company's employees. In addition, the Company substantially completed a major research and development project to improve the Company's hardware and software in the second half of the fiscal year ended 2002.

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

Liquidity and Capital Resources

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $9,552,403 through September 30, 2003 and had negative working capital of $1,323,408 as of September 30, 2003. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     As of September 30, 2003, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $793,013. The terms of the various notes are described below under "Part II, Item 2, Changes in Securities."

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