Form 10QSB
period 2003-12-31
PROFILE TECHNOLOGIES INC
filed 2004-02-17
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended:
                                December 31, 2003

[ ]                TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

      For the transition period from _________________ to ________________

                             Commission file number
                                     0-21151

                           PROFILE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                  91-1418002
                 --------                                  ----------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification Number)

        2 Park Avenue, Suite 201
          Manhasset, New York                                 11030
          -------------------                                 -----
         (Address of Principal                             (Zip Code)
           Executive Office)


                                  516-365-1909
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the part 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Applicable only to corporate issuers
------------------------------------
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On January 31, 2004, there were 5,461,659 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                TABLE OF CONTENTS

Description                                                          Page Number
--------------------------------------------------------------------------------

PART 1.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Balance Sheets (Unaudited) -
              At December 31, 2003 and At June 30, 2003........................4

         Condensed Statements of Operations (Unaudited) -
              Three Months Ended and Six Months Ended December 31,
              2003 and 2002....................................................5

         Condensed Statements of Cash Flows (Unaudited) -
              Six Months Ended December 31, 2003 and 2002......................6

         Notes to Condensed Financial Statements (Unaudited)...................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................11

     Item 3.  Controls and Procedures.........................................18

PART II. OTHER INFORMATION

     Item 1.  Legal Proceeding................................................19

     Item 2.  Changes in Securities...........................................19

     Item 3.  Defaults Upon Senior Securities.................................22

     Item 4.  Submission of Matters to a Vote of Security Holders.............22

     Item 5.  Other Information...............................................23

     Item 6.  Exhibits and Reports on Form 8-K................................23

SIGNATURES....................................................................24

CERTIFICATIONS................................................................25


PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                   PROFILE TECHNOLOGIES, INC.
                                    Condensed Balance Sheets
                                           (unaudited)
                                                                     December 31,     June 30,
                              Assets                                     2003           2003
                                                                     -----------    -----------
Current assets:
    Cash                                                             $     1,843    $      --
    Accounts receivable                                                     --             --
    Contract work-in-progress                                               --           11,310
    Prepaid expenses and other current assets                             13,231         50,733
                                                                     -----------    -----------

                   Total current assets                                   15,074         62,043

Equipment, net                                                            84,780        115,332
Patents, net                                                              40,139         61,308
Other Assets                                                               2,415          2,415
                                                                     -----------    -----------

                  Total assets                                       $   142,408    $   241,098
                                                                     ===========    ===========

               Liabilities and Stockholders' Deficit
Current liabilities:
    Notes payable to stockholders                                    $   840,013    $   641,012
    Accounts payable                                                     235,415        189,903
    Deferred wages                                                       245,832        146,658
    Other accrued liabilities                                            192,672        201,900
                                                                     -----------    -----------

                   Total current liabilities                           1,513,932      1,179,473

Long term convertible debt net of discount of $23,625 at December
    31, 2003                                                               1,375           --

Stockholders' deficit:
    Common stock, $0.001 par value.  Authorized 15,000,000
       shares; issued and outstanding 5,461,659 shares at December
       31, 2003 and June 30, 2003                                          5,462          5,462
    Additional paid-in capital                                         8,391,201      8,349,701
    Accumulated deficit                                               (9,769,562)    (9,293,538)
                                                                     -----------    -----------

                   Total stockholders' deficit                        (1,372,899)      (938,375)
                                                                     -----------    -----------

Commitments, contingencies and subsequent events
         Total liabilities and stockholders' deficit                 $   142,408    $   241,098
                                                                     ===========    ===========


                    See accompanying notes to condensed financial statements


                                    PROFILE TECHNOLOGIES,INC.
                                Condensed Statement of Operations
                                           (unaudited)


                                          For the three months ended,    For the six months ended
                                                  December 31,                  December 31
                                          --------------------------    --------------------------
                                              2003           2002           2003           2002
                                          -----------    -----------    -----------    -----------


Revenues                                  $    86,429    $     4,696    $   222,579    $   339,609
Cost of revenues                               39,556         72,839        164,504        199,613
                                          -----------    -----------    -----------    -----------

         Gross profit (loss)                   46,873        (68,143)        58,075        139,996

Operating expenses:
             Research and development          25,518         44,740         67,866         99,392
             General and administrative       226,014        241,358        444,542        445,807
                                          -----------    -----------    -----------    -----------
             Total operating expenses         251,532        286,098        512,408        545,199
             Loss from operations            (204,659)      (354,241)      (454,333)      (405,203)

Other income                                     --             --            1,762           --
Interest income                                  --             --             --                6
Interest expense                               12,501          4,484         23,453         13,888
                                          -----------    -----------    -----------    -----------
             Net loss                     $  (217,160)   $  (358,725)   $  (476,024)   $  (419,085)
                                          ===========    ===========    ===========    ===========

Basic and diluted net loss per share      $     (0.04)   $     (0.07    $     (0.09)   $     (0.08)
Shares used to calculate
basic and diluted net loss per share        5,461,659      5,461,659      5,461,659      5,418,413


                    See accompanying notes to condensed financial statements


                                  PROFILE TECHNOLOGIES, INC.
                              Condensed Statements of Cash Flows
                                          (unaudited)

                                                                       For the six months ended
                                                                              December 31,
                                                                       ------------------------
                                                                           2003         2002
                                                                        ---------    ---------

Cash flows from operating activities:
    Net loss                                                            $(476,024)   $(419,085)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
          Depreciation and amortization                                    53,541       86,447
          Accreted interest on notes payable and convertible debt           1,375       10,138
          Stock compensation                                               16,500        4,192
          Changes in certain assets and liabilities:
            Accounts receivable                                            11,310      (11,776)
            Prepaid expenses and other current assets                      37,502       23,714
            Other assets                                                     --          6,643
            Accounts payable                                               45,513      (36,686)
            Deferred wages                                                 99,174       38,125
            Other accrued liabilities                                      (9,228)      14,650

                  Net cash used in operating activities                  (220,337)    (283,638)
                                                                        ---------    ---------

Cash flows used in investing activities - purchase of equipment            (1,820)        --
                                                                        ---------    ---------

Cash flows from financing activities
    Proceeds from issuance of subordinated debt and attached warrants      25,000      105,022
    Proceeds from issuance of notes payable                               199,000      126,500
                                                                        ---------    ---------

                  Net cash provided by financing activities               224,000      231,522
                                                                        ---------    ---------

                  Increase (decrease) in cash                               1,843      (52,116)

Cash at beginning of the period                                              --         73,514

Cash at end of the period                                               $   1,843    $  21,398
                                                                        =========    =========

Supplementary disclosure of cash flow information:
    Note payable converted to common stock                              $    --      $  15,000
    Issuance of  stock and warrants previously subscribed                    --        231,250


                   See accompanying notes to condensed financial statements

                                               6

                            PROFILE TECHNOLOGIES, INC
                                December 31, 2003
                     Notes to Condensed Financial Statements


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

2.   Basis of Presentation

The unaudited interim condensed financial statements and related notes of the Company have been prepared pursuant to the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such instructions. The condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on form 10-KSB for the year ended June 30, 2003 (filed October 14, 2003). The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

Excluded from the computation of diluted loss per share for the three and six months ended December 31, 2003 are options and warrants to acquire 3,133,817 shares of common stock with a weighted-average exercise price of $2.17 because their effect would be antidilutive. Excluded also from the computation of diluted loss per share for the three and six months ended December 31, 2002 are options and warrants to acquire 2,853,817 shares of common stock with a weighted-average exercise price of $2.32 because their effect would be antidilutive. For the three and six months ended December 31, 2003 and 2002, additional potential dilutive securities that were excluded from the diluted loss per share computation are the exchange rights discussed in footnote 5 that could result in options to acquire up to 721,750 shares of common stock with an exercise price of $1.00 at December 31, 2003 and 299,250 such shares at December 31, 2002.

4.   Notes Payable - Stockholders

On May 9, 2002, the Company entered into a bridge loan of up to $150,000 with Murphy Evans, President and a director and stockholder of the Company. Mr. Evans has currently loaned the Company $126,000 pursuant to this bridge loan. Pursuant to the terms of the loan, once Mr. Evans loaned the Company $125,000, the Company cancelled 150,000 warrants with exercise prices ranging from $3.00 per share to $7.50 per share (old warrants), previously held by Mr. Evans and issued to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05.

The cancellation of the old warrants is an effective re-pricing and will be accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of December 31, 2003, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.

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

The original bridge provided for interest of 6% per annum on the unpaid balance. Effective January 1, 2003, the Company and Mr. Evans entered into an agreement under which this note and all other past and future advances from Mr. Evans carry an interest rate of 5% per annum. Interest is payable on June 30 and December 31 of each year and the notes mature on December 31, 2003. During the three month period ended December 31, 2003, Murphy Evans loaned the Company an additional $25,000 under the terms of this agreement. As of December 31, 2003, accrued interest of $30,753 and the outstanding principal balance of $726,466 were due and payable. Due to insufficient funds, the Company has not repaid these amounts. As of February 15, 2004, Mr. Evans had made no demand for payment. All advances from Mr. Evans are convertible into any debt or equity offering by the Company. Corresponding interest expense related to the note was $17,994 and $13,888 for the six months ended December 31, 2003 and December 31, 2002, respectively.

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

In addition, in the fiscal year 2003, the Company entered into a note payable with an officer of the Company. During the three months ended December 31, 2003, the officer loaned the Company an additional $22,000. The note accrues interest at 5% per annum. As of December 31, 2003, accrued interest of $1,334 and the outstanding principal balance of $56,047 were due and payable. Due to insufficient funds, the Company has not repaid these amounts. As of February 15, 2004, the officer had made no demand for payment. The note is convertible into any debt or equity offering made by the Company. Corresponding interest expense related to the note was $1,334 and $0 for the six months ended December 31, 2003 and December 31, 2002, respectively.

The following is a summary of notes payable to stockholders as of December 31, 2003.

            Evans                                          $726,466
            Officer Notes                                    63,547
            Other Stockholder Notes                          50,000
                                                           --------

                                        Total              $840,013
                                                           ========

As of February 15, 2004, the Company has not made the interest payments under the notes with Murphy Evans and Henry Gemino which were due and payable on June 30, 2003 and December 31, 2003. As of February 15, 2004, neither Mr. Evans nor Mr. Gemino has made any demand for payment, or exercised any remedies, under these notes.

5.   Liquidity

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $9,769,562 through December 31, 2003 and had negative working capital of $1,498,858 as of December 31, 2003. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2003, the Company has accrued approximately $377,732 related to the deferred payment of the salaries and consulting fees of which $245,832 is included under deferred wages and $131,900 in accrued liabilities. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees, the employee, officer or director could exchange their deferred amount for an option to purchase two shares of common stock with a five-year term at an exercise price of $1.00 per share. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

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

As of December 31, 2003, the Company had raised $25,000 from this offering. Warrants issued in connection with this offering were recorded as paid-in capital at their fair value, estimated at $18,500, based on an option pricing model with the following assumptions: warrant life of 10 years, risk free interest rate of 4.45%, volatility of 120%, and a zero dividend yield. The remaining value of the debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to zero. Accordingly, the Company recorded a $25,000 discount on the convertible debt issued under this offering. The Company amortizes the discount using the effective interest method over the five year life of the debentures. For the six months ended December 31, 2003, the Company recorded $1,375 of interest expense related to the Debentures.

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

     Based on estimates provided by its customers, the Company originally planned to inspect between 400 and 500 below-grade lines in Alaska in the calendar year 2003. However, based on the Company's final work scopes and the fact that more than 40 lines could not be tested for physical reasons, the Company successfully tested 250 below-grade pipes during the calendar year 2003. In addition to the approximately 250 below-grade lines that were successfully tested, the Company completed the testing of approximately 3,500 feet of above-grade, insulated pipes for one of its Alaska customers in an effort to demonstrate that it should be included in that customer's 2004 above-grade inspection budget. Although the Company is confident it can provide greater value to its customer than companies offering competing inspection technologies for above-grade work, there can be no assurance that the Company will be able to secure any contracts to perform above-grade, insulated pipe inspections during the calendar year 2004 or at any time in the future. If the Company is successful in securing above-grade work for 2004, that work could begin as early as March.

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

     During the six months ended December 31, 2003, all of the Company's revenues were attributable to two customers. These customers individually accounted for 9% and 91%, and 36% and 64%, of net revenues during the six months ended December 31, 2003 and 2002, respectively.


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

     Revenues increased to $86,429 for the three months and decreased to $222,579 for the six months ended December 31, 2003, compared to $4,696 for the three months and $339,609 for the six months ended December 31, 2002. The increase in revenues for the three months ended December 31, 2003 compared to the corresponding period in the previous year is attributable to the fact that the Company finished its Alaska work scope later in 2003 than it had in 2002. The decrease in revenues for the six months ended December 31, 2003 compared to the corresponding period in 2002 is attributable to the decreased overall work scope in Alaska during the summer and fall of 2003 compared with the same period in 2002.

     Cost of revenues decreased to $39,556 for the three months and $164,504 for the six months ended December 31, 2003, compared to $72,839 for the three months and $199,613 for the six months ended December 31, 2002. This decrease during both the three and six month periods is due to the decrease in the Company's overall work scope in Alaska during the summer and fall of 2003 compared with the corresponding period in 2002.

     Gross profit was $46,873 for the three months and $58,075 for the six months ended December 31, 2003, compared to a gross loss of $68,143 for the three months and gross profit of $139,996 for the six months ended December 31, 2002. The increase in gross profit for the three months ended December 31, 2003 is due to operating efficiencies obtained in the latter part of the overall work scope on the North Slope of Alaska and to the cancellation of revenue generating contracts during the three months ended December 31, 2002. The decrease in gross profit for the six months ended December 31, 2003, as compared to the same period in the prior year is primarily due to a lower overall work scope in Alaska in 2003.

     Research and development expenses decreased to $25,518 for the three months and $67,866 for the six months ended December 31, 2003, compared to $44,740 for the three months and $99,392 for the six months ended December 31, 2002. The decrease for both the three and six month periods ended December 31, 2003 compared to the same periods ended December 31, 2002 is attributable to the fact that certain employees spent less time on research and development and more time on general and administrative activities when not working on revenue generating contracts during these periods.

     General and administrative expenses decreased to $226,014 for the three months and $444,542 for the six months ended December 31, 2003, compared to $241,358 for the three months and $445,807 for the six months ended December 31, 2002. General and administrative costs remained relatively consistent for the six months ended December 31, 2003, compared to the same period in the prior year because the Company's cost structure includes a significant amount of fixed costs.

     Loss from operations decreased to $204,659 for the three months and increased to $454,333 for the six months ended December 31, 2003, compared to $354,241 for the three months and $405,203 for the six months ended December 31, 2002. The increase for the six months ended December 31, 2003 compared to the same period in the prior year is due to operating efficiencies obtained in the latter part of the overall work scope on the North Slope of Alaska and to the cancellations of revenue generating contracts during the three months ended December 31, 2002. Because the Company's cost structure includes a significant amount of fixed costs, fluctuations in revenue significantly impact the Company's gross margin and loss from operations.

     Interest expense increased to $12,501 for the three months and $23,453 for the six months ended December 31, 2003, compared to $4,484 for the three months and $13,888 for the six months ended December 31, 2002. The increase during the three and six month periods ended December 31, 2003 is a result of the interest accrued in relation to the notes payable to stockholders described in Note 4 above.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $9,769,562 through December 31, 2003, and had negative working capital of $1,498,858 as of December 31, 2003. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2003, the Company has accrued approximately $377,732 related to the deferred payment of the salaries and consulting fees of which $245,832 is included under deferred wages and $131,900 in accrued liabilities. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees, the employee, officer or director could exchange their deferred amount for an option to purchase two shares of common stock with a five-year term at an exercise price of $1.00 per share. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

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

     As of December 31, 2003, the Company had raised $25,000 from the 2003 Offering. Warrants issued in connection with the 2003 Offering were recorded as paid-in capital at their fair value, estimated at $18,500, based on an option pricing model with the following assumptions: warrant life of 10 years, risk free interest rate of 4.45%, volatility of 120%, and a zero dividend yield. The remaining value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to zero. Accordingly, the Company recorded a $25,000 discount on the convertible debt issued under the 2003 Offering. The Company amortized the discount using the effective interest method over the five year life of the Debentures. For the six months ended December 31, 2003, the Company recorded $1,375 of interest expense related to the Debentures.

     The Board of Directors approved an extension of the 2003 Offering through February 15, 2004. Subsequent to December 31, 2003, the Company raised an additional $80,000 from the 2003 Offering. As of February 15, 2004, the Company has raised a total of $105,000 in the 2003 Offering.

     The Company's contractual obligations consist of commitments under deferred salaries and fees and repayment of loans payable to certain officers, directors and stockholders. The Company does not have any contractual obligations related to its operating leases. However, the Company expects to continue to incur costs on leased properties, as the Company has extended such leases in the past or will use alternate facilities. As of December 31, 2003, deferred salary and consulting fees were equal to $377,732, and the salaries and fees will continue to be deferred until the Company has sufficient resources to pay the amounts owed, or the employees, officers, or directors exchange such amounts as described above.

     As of December 31, 2003, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $840,013. The terms of the various notes are described below under "Part II, Item 2, Changes in Securities."

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported. The Company's executive officers, including the Company's Chief Executive Officer, who also serves as Chief Financial Officer, and the Chief Operating Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. These executives have designed such controls to ensure that all material information related to the Company is made known to them by others within the organization. As of December 31, 2003, the Company's Chief Executive Officer and Chief Operating Officer completed an evaluation of the Company's disclosure controls and procedures, and such evaluation has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's periodic filings with the SEC. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that require modification. There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation that occurred during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     In April 2002, the Company issued a non-interest bearing bridge loan in the principal amount of $7,500 (the "Scott Loan") payable to G.L. Scott, the former Chairman of the Board of Directors and stockholder of the Company. The Scott Loan is payable at such time as the Company determines that it has sufficient working capital to repay the principal balance of the Scott Loan and is convertible into 10,714 equity units at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Scott Loan is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. On September 29, 2002, Mr. Scott died unexpectedly from a stroke before converting any part of this loan. As of February 15, 2004, Mr. Scott's estate had not converted any part of the Scott Loan into equity units.

     On May 9, 2002, the Company entered into a $150,000 bridge loan agreement with Murphy Evans, the President and a director and stockholder of the Company (the "Evans Loan"). The Company's Board of Directors approved the terms of the Evans Loan. The Evans Loan was exempt from registration under Section 4(2) of the Securities Act.

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

     On March 6, 2003, the Company's Board of Directors approved the Loan Amendment and Promissory Note (the "Amended Evans Loan") between the Company and Murphy Evans. The Amended Evans Loan amends and supersedes the indebtedness under the Evans Loan, Subsequent Evans Loan and Non-Convertible Evans Loan by aggregating the debt under all of these loans by Mr. Evans into one promissory note bearing interest on the aggregate principal balance at a rate of 5% per annum, payable on June 30 and December 31 of each year. The outstanding balance under the Amended Evans Loan was due and payable in full on December 31, 2003. The Amended Evans Loan superseded and replaced all of the terms under the Evans Loan, Subsequent Evans Loan and Non-Convertible Evans Loan, including the conversion feature under the Subsequent Evans Loan.

     In addition, the terms of the Amended Evans Loan will apply to all future loans that may be made to the Company by Murphy Evans. Due to the necessity by the Company to obtain additional financing in the future to sustain the Company's operations, the Board of Directors approved the terms of the Amended Evans Loan. From March 6, 2003 through June 30, 2003, Murphy Evans loaned the company an additional $172,315 under the Amended Evans Loan. During the six months ended December 31, 2003, Mr. Evans loaned the Company an additional $177,000 under the Amended Evans Loan. The Amended Evans Loan is exempt from registration under Section 4(2) of the Securities Act. As of December 31, 2003, the outstanding principal balance of the Amended Evans Loan was equal to $726,466. As of February 15, 2004, the Company has not made the interest payments due on June 30 and December 31, 2003 and did not repay the outstanding principal balance. Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

     During the twelve months ended June 30, 2003, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Shareholder Loans") payable to two shareholders of the Company. The terms of the Shareholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Shareholder Loans. The Shareholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to payment. Each equity unit is comprised of one share of the Company's common stock, with a detached 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Shareholder Loans are exempt from registration under
Section 4(2) of the Securities Act. As of February 15, 2004, neither shareholder had converted either Shareholder Loan into equity units.

     On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on each June 30 and December 31 of each year. The 2003 Gemino Note evidences the Company's obligation to repay Mr. Gemino certain amounts advanced by Mr. Gemino to pay certain expenses of the Company. The outstanding balance under the 2003 Gemino Note is due and payable in full on December 31, 2003. The 2003 Gemino Note is exempt from registration under
Section 4(2) of the Securities Act. As of December 31, 2003, the outstanding principal balance of the 2003 Gemino Note was equal to $56,047. As of February 15, 2004, the Company has not made the interest payments due on June 30, 2003 or December 31, 2003 and has not repaid the outstanding balance due and payable on December 31, 2003. Mr. Gemino has not made any demand for payment, or exercised any of his remedies under the 2003 Gemino Note.

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

     Upon the purchase of, and for each $0.50 of the Debenture's principal amount, the Company will issue to an investor a warrant (the "Warrant") to purchase one (1) share of the Company's common stock at an exercise price of $0.75 per share. For example, if an investor executes a Debenture in the principal amount of $100,000, the Company will issue to such investor 200,000 Warrants. The Warrants will be exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture. The 2003 Offering is exempt from registration under Section 4(2) of the Securities Act. As of June 30, 2003, the Company had not received any funds from the 2003 Offering. As of December 31, 2003, the Company had raised $25,000 from the 2003 Offering. As of February 15, 2004, the Company has raised an aggregate amount of $105,000 in the 2003 Offering.

Item 3. Defaults Upon Senior Securities.

     On March 6, 2003, the Board of Directors approved the terms of the Amended Evans Loan between the Company and Murphy Evans. See "Part II, Item 2, Changes in Securities." The Amended Evans Loan amends and supersedes the indebtedness under the Evans Loan, the Subsequent Evans Loan and the Non-Convertible Evans Loan by aggregating the debt under all of these loans by Mr. Evans into one promissory note bearing interest on the aggregate principal balance at a rate of 5% per annum, payable on June 30 and December 31 of each year. The outstanding balance under the Amended Evans Loan is due and payable in full on December 31, 2003. On June 19, 2003, the Board of Directors approved the 2003 Gemino Note, the terms of which are described above in Item 2, "Changes in Securities."

     As of December 31, 2003, the outstanding principal balance of the Amended Evans Loan was equal to $726,466. As of February 15, 2004, the Company has not made the interest payments in the amount of $13,061 and $17,692 which were due and payable to Mr. Evans on June 30, 2003 and December 31, 2003, respectively. As of December 31, 2003, the Company's total arrearage under the Amended Evans Loan with respect to this interest payment was equal to $30,753. As of February 15, 2004, Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

     As of December 31, 2003, the outstanding principal balance of the 2003 Gemino Note was equal to $56,047. As of February 15, 2004, the Company has not made the interest payments in the amount of $0 and $1,334 which were due and payable to Mr. Gemino on June 30, 2003 and December 31, 2003, respectively. As of December 31, 2003, the Company's total arrearage on the 2003 Gemino Note with respect to this interest payment was equal to $1,334. As of February 15, 2004, Mr. Gemino has not made any demand for payment, or exercised any of his remedies, under the 2003 Gemino Note.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on December 15, 2003.

     At the Annual Meeting, 4,591,920 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

     Proposal I.

     The election of directors each for a term of one year:

                                                                  Withheld
                                           For                    Authority
                                           ---                    ---------

Henry E. Gemino                            4,432,205              159,715
Murphy Evans                               4,426,205              165,715
Charles Christenson                        4,438,755              153,165
William A. Krivsky                         4,438,755              153,165


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



                                            PROFILE TECHNOLOGIES, INC.
                                            --------------------------
                                            (Registrant)

Date: February 16, 2004                     /s/ Henry E. Gemino
                                            ------------------------------------
                                            Henry E. Gemino
                                            Chief Executive Officer and
                                            Chief Financial Officer