Form 10QSB
period 2004-03-31
PROFILE TECHNOLOGIES INC
filed 2004-05-17
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]                   QUARTERLY REPORT PURSUANT TO SECTION
                          13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                         For the quarterly period ended:
                                 March 31, 2004

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

      For the transition period from __________________ to ________________

                             Commission file number
                                     0-21151
                           PROFILE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                  91-1418002
                  --------                                  ----------
      (State or other jurisdiction of                    (I.R.S. Employer
       incorporation or organization)                 Identification Number)

         2 Park Avenue, Suite 201
           Manhasset, New York                                11030
         ------------------------                             -----
          (Address of Principal                             (Zip Code)
            Executive Office)


                                  516-365-1909
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  [ X ]   No [  ]


As of April 30, 2004, the number of shares outstanding of the issuer's common stock, the only class of common equity, were 5,491,661.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                TABLE OF CONTENTS

Description                                                         Page Number
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Condensed Balance Sheets (Unaudited) -
              At March 31, 2004 and At June 30, 2003......................3

         Condensed Statements of Operations (Unaudited) -
              Three Months Ended and Nine Months Ended
              March 31, 2004 and 2003.....................................4

         Condensed Statements of Cash Flows (Unaudited) -
              Nine Months Ended March 31, 2004 and 2003...................5

         Notes to Condensed Financial Statements (Unaudited)..............6

     Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations...........9

     Item 3.      Controls and Procedures................................15

PART II.      OTHER INFORMATION

     Item 1.      Legal Proceeding.......................................15

     Item 2.      Changes in Securities..................................15

     Item 3.      Defaults Upon Senior Securities........................17

     Item 4.      Submission of Matters to Vote of Shareholders..........17

     Item 5.      Other Information......................................17

     Item 6.      Exhibits and Reports on Form 8-K.......................17

SIGNATURES ..............................................................19

CERTIFICATIONS



PART I-- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                       PROFILE TECHNOLOGIES, INC.
                                        Condensed Balance Sheets
                                             (unaudited)

                                                                       March 31,               June 30,
                              Assets                                     2004                   2003
                                                                     ------------            ------------
Current assets:
    Cash                                                             $     21,645            $       --
    Accounts receivable                                                      --                      --
    Contract work-in-progress                                                --                    11,310
    Prepaid expenses and other current assets                              20,635                  50,733
                                                                     ------------            ------------

                   Total current assets                                    42,280                  62,043

Equipment, net                                                             71,317                 115,332
Patents, net                                                               31,411                  61,308
Other Assets                                                                2,415                   2,415
                                                                     ------------            ------------

                  Total assets                                       $    147,423            $    241,098
                                                                     ============            ============

               Liabilities and Stockholders' Deficit
Current liabilities:
    Notes payable to stockholders                                    $    908,760            $    641,012
    Accounts payable                                                      266,290                 189,903
    Deferred wages                                                        308,530                 146,658
    Other accrued liabilities                                             196,569                 201,900
                                                                     ------------            ------------

                   Total current liabilities                            1,680,149               1,179,473

Long term convertible debt net of discount of $104,022
    at March 31, 2004                                                      33,478                    --

Stockholders' deficit:
    Common stock, $0.001 par value.  Authorized 15,000,000
       shares; issued and outstanding 5,461,661 shares at March
       31, 2004 and June 30, 2003                                           5,462                   5,462
    Additional paid-in capital                                          8,473,051               8,349,701
    Accumulated deficit                                               (10,044,717)             (9,293,538)
                                                                     ------------            ------------

                   Total stockholders' deficit                         (1,566,204)               (938,375)
                                                                     ------------            ------------

Commitments, contingencies and subsequent events

         Total liabilities and stockholders' deficit                 $    147,423            $    241,098
                                                                     ============            ============

                          See accompanying notes to condensed financial statements





                                             PROFILE TECHNOLOGIES, INC.
                                         Condensed Statements of Operations
                                                     (unaudited)


                                                 For the three months ended              For the nine months ended
                                                         March 31,                               March 31,
                                                  2004                2003                2004               2003
                                                  ----                ----                ----               ----


Revenues                                      $      --           $      --           $   222,579         $   339,609
Cost of revenues                                    7,667              56,604             172,171             256,217
                                              -----------         -----------         -----------         -----------

         Gross profit (loss)                       (7,667)            (56,604)             50,408              83,392

Operating expenses:
           Research and development                40,679              45,996             108,545             145,388
           General and administrative             212,958             242,695             657,500             688,502
                                              -----------         -----------         -----------         -----------
         Total operating expenses                 253,637             288,691             766,045             833,890

         Loss from operations                    (261,304)           (345,295)           (715,637)           (750,498)

Other income                                         --                  --                 1,762                --
Interest income                                      --                  --                  --                     6
Interest expense                                   13,851               3,813              37,304              17,701
                                              -----------         -----------         -----------         -----------
                   Net loss                   $  (275,155)        $  (349,108)        $  (751,179)        $  (768,193)
                                              ===========         ===========         ===========         ===========

Basic and diluted net loss per share
                                              $     (0.05)        $     (0.06)        $     (0.14)        $     (0.14)
Shares used to calculate
basic and diluted net loss
per share                                       5,461,661           5,461,659           5,461,661           5,432,618

                                   See accompanying notes to condensed financial statements



                                       PROFILE TECHNOLOGIES, INC.
                                  Condensed Statements of Cash Flows
                                            (unaudited)

                                                                               For the nine months ended
                                                                                       March 31,
                                                                              2004                  2003
                                                                            ---------            ---------

Cash flows from operating activities:
    Net loss                                                                $(751,179)           $(768,193)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
          Depreciation and amortization                                        75,732              124,038
          Accreted interest and discount on notes payable and
          convertible debt                                                      1,278               10,138
          Gain on disposal of fixed assets                                       --                 (4,556)
          Stock compensation                                                   18,050                4,192
          Changes in certain assets and liabilities:
            Accounts receivable                                                11,310                 --
            Prepaid expenses and other current assets                          30,098              (31,271)
            Other assets                                                         --                  6,643
            Accounts payable                                                   76,387              (52,229)
            Deferred wages                                                    161,872              213,408
            Other accrued liabilities                                          (5,331)               9,604

                  Net cash used in operating activities                      (381,783)            (488,226)
                                                                            ---------            ---------

Cash flows used in investing activities:
    Purchase of equipment                                                      (1,820)                --
    Disposal of fixed assets                                                     --                  8,540
                                                                            ---------            ---------

                  Net cash provided by (used in) investing activities          (1,820)               8,540
                                                                            ---------            ---------

Cash flows from financing activities:
    Proceeds from issuance of subordinated debt and attached warrants         137,500              105,022
    Proceeds from issuance of notes payable to stockholders                   267,748              301,150
                                                                            ---------            ---------

                  Net cash provided by financing activities                   405,248              406,172
                                                                            ---------            ---------

                  Increase (decrease) in cash                                  21,645              (73,514)

Cash at beginning of the period                                                  --                 73,514

Cash at end of the period                                                   $  21,645            $    --
                                                                            =========            =========


Supplementary disclosure of cash flow information:
    Note payable converted to common stock                                  $    --              $  15,000
    Issuance of stock and warrants previously subscribed                         --                231,250


                             See accompanying notes to condensed financial statements

                                                      5

                            PROFILE TECHNOLOGIES, INC
                                 March 31, 2004
                     Notes to Condensed Financial Statements
                                  (Unaudited)

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

3. Stock Based Compensation

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

                                                           Three months ended                Nine months ended
                                                               March 31                          March 31
                                                    ------------------------------        --------------------------
                                                        2004               2003             2004              2003
                                                    -----------        -----------        ---------        ---------
Net loss:
  As reported                                       $   275,155        $   349,108        $ 751,179        $ 768,193
  Plus: stock-based employee compensation
  expense  included in reported net loss                   --                 --               --               --
  Less: stock based compensation expense
  determined under fair value based method for
  all employee rewards                                     --                 --             31,600           10,350
                                                    -----------        -----------        ---------        ---------
         Net loss                                   $   275,155        $   349,108        $ 782,779        $ 778,543
                                                    -----------        -----------        ---------        ---------

Net loss per share
  Basic and diluted - as reported                   $     (0.05)       $     (0.06)       $   (0.14)       $   (0.14)
  Basic and diluted - pro forma                     $     (0.05)       $     (0.06)       $   (0.14)       $   (0.14)

4. Net Loss Per Share

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

     Excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2004, because their effect would be antidilutive, are options and warrants to acquire 3,138,818 shares of common stock with a weighted-average exercise price of $1.69. Excluded also from the computation of diluted loss per share for the three and nine months ended March 31, 2003, because their effect would be antidilutive, are options and warrants to acquire 2,853,817 shares of common stock with a weighted-average exercise price of $2.32. For the three and nine months ended March 31, 2004 and 2003, additional potential dilutive securities that were excluded from the diluted loss per share computation are the exchange rights discussed in footnote 5 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at March 31, 2004 and March 31, 2003.

5. Notes Payable - Stockholders

     In April 2002, the Company issued non-interest bearing bridge notes payable to two officers in the amounts of $15,000 and $7,500, convertible into 21,428 and 10,714 equity units, respectively. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. To the extent that the notes are not converted before maturity, both notes are payable in full when the Company determines it has sufficient working capital to do so. The note in the amount of $15,000 was converted to 21,428 equity units described above in July 2002. On September 29, 2002, the officer owed $7,500 died unexpectedly from a stroke before converting any part of this loan. As of May 15, 2004, the officer's estate had not converted any part of the $7,500 loan into equity units.

     The Company has entered into various loan agreements with Murphy Evans, President, a director and stockholder of the Company. On March 6, 2003, the Company's Board of Directors approved the Loan Amendment and Promissory Note (the "Amended Evans Loan") between the Company and Murphy Evans. The Amended Evans Loan aggregates all previous debt and supercedes and replaces all of the terms of the previous loans with Mr. Evans, including any conversion features. The Amended Evans Loan bears interest on the aggregate principal balance at a rate of 5% per annum, payable on June 30 and December 31 of each year, with the principal balance due and payable in full on December 31, 2003.

     Accrued interest and the outstanding principal balance of the Amended Evans Loan were $40,382 and $792,990, respectively as of March 31, 2004 and $7,199 and $377,150, respectively as of March 31, 2003. As of March 31, 2004, the accrued interest and outstanding principal balance were due and payable. Due to insufficient funds, the Company has not repaid these amounts. Corresponding interest expense related to the Amended Evans Loan was $9,629 and $27,624 for the three and nine months ended March 31, 2004, respectively and $3,449 and $15,000 for the three and nine months ended March 31, 2003, respectively. All advances from Mr. Evans are convertible into any debt or equity offering by the Company.

     Under the terms of a previous loan with Mr. Evans, the Company cancelled 150,000 warrants with exercise prices ranging from $3.00 per share to $7.50 per share (old warrants), previously held by Mr. Evans and issued 150,000 five-year warrants with an exercise price of $1.05 per share and an expiration date of May 13, 2007.

     The cancellation of the old warrants is an effective re-pricing and will be accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of March 31, 2004, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.

     In September 2002, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Stockholder Loans") payable to two stockholders of the Company. The terms of the Stockholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Stockholder Loans. The Stockholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to re-payment. Each equity unit is comprised of one share of the Company's common stock, with a detachable 5-year warrant to purchase one additional share at an exercise price of $1.05 per share As of May 15, 2004, neither stockholder had converted either Stockholder Loan into equity units.

     On June 19, 2003, the Company entered into a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 with Henry Gemino, the Chief Executive Officer, Chief Financial Officer, and a director and stockholder of the Company. The 2003 Gemino Note bears interest at 5% per annum, payable on each June 30 and December 31 of each year, with the principal balance due and payable in full on December 31, 2003. During the nine months ended March 31, 2004, Mr. Gemino loaned the Company an additional $24,223. As of March 31, 2004, accrued interest of $2,068 and the outstanding principal balance of $58,270 were due and payable. Due to insufficient funds, the Company has not repaid these amounts. The note is convertible into any debt or equity offering made by the

Company. Corresponding interest expense related to the 2003 Gemino Note was $734 and $2,068 for the three and nine months ended March 31, 2004, respectively and $0 for both the three and nine months ended March 31, 2003.

     The following is a summary of notes payable to stockholders as of March 31, 2004.

         Amended Evans Loan                                      $792,990
         Officer Notes                                             65,770
         Stockholder Notes                                         50,000
                                                                 --------

                                                Total            $908,760

     As of May 15, 2004, the Company has not made the interest payments under the Amended Evans Loan and the 2003 Gemino Note, which were due and payable on June 30, 2003 and December 31, 2003 and did not repay the outstanding principal balance. As of May 15, 2004, neither Mr. Evans nor Mr. Gemino has made any demand for payment, or exercised any remedies, under these notes.

6. Liquidity and Subsequent Event

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $10,044,717 through March 31, 2004 and had negative working capital of $1,637,869 as of March 31, 2004. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At March 31, 2004, the Company has accrued approximately $446,430 related to the deferred payment of the salaries and consulting fees of which $308,530 is included under deferred wages and $137,900 in accrued liabilities. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees as of that approval date, the employee, officer or director could exchange their deferred amount for an option to purchase two shares of common stock with a five-year term at an exercise price of $1.00 per share. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

     On June 19, 2003, the Board of Directors approved the offering (the "2003 Offering") of $1,000,000 in convertible debentures (the "Debentures"). The Debentures are convertible into that number of shares of the Company's common stock equal to the amount of the converted indebtedness divided by $0.50 per share. The Debentures bear interest at a rate of 5% per annum, payable quarterly. The Company is required to redeem each Debenture on the 5th anniversary of the date of the Debenture. The Company may, in its discretion, redeem any Debenture at any time prior to the mandatory redemption date of the Debenture by providing not less than 60 days' prior written notice to the holder of the Debenture.

     Upon the purchase of, and for each $0.50 of the Debenture's principal amount, the Company will issue to an investor a warrant (the "Warrant") to purchase one (1) share of the Company's common stock at an exercise price of $0.75 per share. The Warrants will be exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture.

     As of March 31, 2004, the Company had raised $137,500 from the 2003 Offering. Warrants issued in connection with the 2003 Offering were recorded as paid-in capital at their fair value, estimated at $95,950, based on an option pricing model with the following assumptions: warrant life of 10 years, risk free interest rates ranging from 3.74% to 4.45%, volatility of 120%, and a zero dividend yield. The remaining value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a $105,300 discount on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures. The Company recorded interest expense related to the Debentures of $1,186 and $2,903 for the three and nine months ended March 31, 2004, respectively and $0 for both the three and nine months ended March 31, 2003.

     The Board of Directors approved an extension of the 2003 Offering through May 15, 2004. Subsequent to March 31, 2004, the Company raised an additional $107,500 from the 2003 Offering. As of May 15, 2004, the Company has raised a total of $245,000 in the 2003 Offering.

     Pending the deployment of the Company's new hardware (as discussed in the "General" section) and the receipt of new contracts, and in an effort to reduce its "burn rate" to the lowest practicable level, the Company has furloughed all of its field crews. If and when revenue- generating contracts are obtained, the Company may re-hire former crew personnel or may hire and train new crews. The Company was not obligated to make any severance payments for salaries, health benefits or accrued vacation and sick time related to the termination of any of its employees.

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

Item 2. Management's Discussion of Financial Condition and
        Results of Operations.

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

     In 2003, the Company's Alaska customers completed a five-year program of inspecting road-crossings and caribou-crossings. It appears that this program will not be budgeted for during 2004, although it may be restored in future years. However, the Company's contracts are still in effect and the Company will continue its efforts to obtain additional work in Alaska.

     In anticipation of this possibility, the Company has designed and is now fabricating new hardware for the testing of direct-buried pipe in the lower-48 states. Field testing of the new hardware should be completed during the quarter ended June 30, 2004. If the test results confirm the design capabilities, the Company has agreed to demonstrate those capabilities to a number of eastern U.S. natural gas pipelines and distributors during the summer of 2004 in an effort to secure commercial contracts.

     On December 15, 2003, the federal Department of Transportation (DOT) issued regulations under the Pipeline Safety Improvement Act of 2002 requiring regulated companies to gather baseline integrity data on pipelines in so-called "high consequence areas" ("HCA's") initially over a ten-year period and then every seven years thereafter. Based on consultations with industry representatives, the Company believes that its new buried pipe inspection hardware will provide these companies with a superior tool for gathering required baseline integrity data.

     There can be no assurance that the new hardware can be successfully tested and deployed on a commercial basis. However, failure to do so could have a serious and material effect on the business and financial condition of the Company.

     Pending the deployment of its new hardware and the receipt of new contracts, and in an effort to reduce its out-of-pocket expenses to the lowest practicable level, the Company has furloughed all of its field crews. If and when contracts are obtained, the Company may-re-hire former crew personnel or may hire and train new crews.

Revenues

     The Company derives revenue solely from the sale of the EMW inspection technology service. The Company relies upon several employees, including the Chief Executive Officer and the Chief Operating Officer for the Company's sales functions. The Company relies solely upon the employees of the Company to conduct its sales activities.

     During the nine months ended March 31, 2004, all of the Company's revenues were attributable to two customers. These customers individually accounted for 9% and 91%, and 36% and 64%, of revenues during the nine months ended March 31, 2004 and 2003, respectively.

Marketing

     The Company's sales and marketing strategy includes positioning the Company's EMW technology as the method of choice to detect pipeline corrosion where the pipelines are either inaccessible to other inspection tools or much more costly to inspect with tools other than Profile's EMW inspection. As discussed in the "General" section, upon fabrication and testing of its new buried pipe inspection hardware, the Company intends to concentrate its 2004 marketing efforts on the pipeline and utility buried pipe inspection markets in the lower-48 states, particularly in HCA's.

     There can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on natural gas utility and pipeline markets.

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

     Revenues were $0 for the three months and decreased to $222,579 for the nine months ended March 31, 2004, compared to $0 for the three months and $339,609 for the nine months ended March 31, 2003. The Company did not generate any revenues during the three months ended March 31, 2004 and the corresponding period in the previous year due to the fact that the Company typically is unable to work on the North Slope of Alaska during this time period due to adverse weather conditions. The decrease in revenues for the nine months ended March 31, 2004 compared to the corresponding period in 2003 is attributable to the decreased overall work scope in Alaska during the summer and fall of 2003 compared with the same period in 2002.

     Cost of revenues decreased to $7,667 for the three months and $172,171 for the nine months ended March 31, 2004, compared to $56,604 for the three months and $256,217 for the nine months ended March 31, 2003. This decrease during both the three and nine month periods is due to the decrease in the Company's overall work scope in Alaska during the summer and fall of 2003 compared with the corresponding period in 2002. As a result of the decrease in work scope, the Company furloughed several key employees during the quarter ended March 31, 2004 who were previously spending time on revenue generating contracts.

     The Company incurred a gross loss of $7,667 for the three months and a gross profit of $50,408 for the nine months ended March 31, 2004, compared to a gross loss of $56,604 for the three months and gross profit of $83,392 for the nine months ended March 31, 2003. The decrease in gross loss for the three months ended March 31, 2004 is due to a decrease in contract related travel and equipment expenses. Additionally, the Company did not have any employees working on revenue generating contracts during this period. The decrease in gross profit for the nine months ended March 31, 2004, as compared to the same period in the prior year is primarily due to a lower overall work scope in Alaska during the summer of 2003.

     Research and development expenses decreased to $40,679 for the three months and $108,545 for the nine months ended March 31, 2004, compared to $45,996 for the three months and $145,388 for the nine months ended March 31, 2003. The decrease for both the three and nine month periods ended March 31, 2004 compared to the same periods ended March 31, 2003 is attributable to the fact that certain employees spent less time on research and development activities and more time on general and administrative activities when not working on revenue generating contracts during these periods.

     General and administrative expenses decreased to $212,958 for the three months and $657,500 for the nine months ended March 31, 2004, compared to $242,695 for the three months and $688,502 for the nine months ended March 31, 2003. General and administrative costs decreased for the three months ended March 31, 2004 due to certain equipment and patents being fully amortized during the current period. Additionally, there was a general decrease in fees paid for consulting and salary related expenditures as a result of insufficient cash resources and the lay off of certain employees. General and administrative costs remained relatively consistent for the nine months ended March 31, 2004, compared to the same period in the prior year because the Company's cost structure includes a significant amount of fixed costs.

     Loss from operations decreased to $261,304 for the three months and $715,637 for the nine months ended March 31, 2004, compared to $345,295 for the three months and $750,498 for the nine months ended March 31, 2003. The decrease for both the three and nine months ended March 31, 2004 compared to the same periods in the prior year is primarily due to a decrease in fees paid for consulting and a general decrease in salary related expenses. Due to insufficient cash resources, the Company has had to restrict expenditures related to both research and development and general and administrative activities. Additionally, the Company furloughed several key employees during the quarter ended March 31, 2004.

     Interest expense increased to $13,851 for the three months and $37,304 for the nine months ended March 31, 2004, compared to $3,813 for the three months and $17,701 for the nine months ended March 31, 2003. The increase during the three and nine month periods ended March 31, 2004 is a result of the interest accrued in relation to the notes payable to stockholders described in Note 4 above as well as accreted interest on the convertible debentures as described in
Note 5 above.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $10,044,717 through March 31, 2004, and had negative working capital of $1,637,869 as of March 31, 2004. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees from August 2001 until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At March 31, 2004, the Company has accrued approximately $446,430 related to the deferred payment of the salaries and consulting fees of which $308,530 is included under deferred wages and $137,900 in accrued liabilities. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees as of that approval date, the employee, officer or director could exchange their deferred amount for an option to purchase two shares of common stock with a five-year term at an exercise price of $1.00 per share. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

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

     As of March 31, 2004, the Company had raised $137,500 from the 2003 Offering. Warrants issued in connection with the 2003 Offering were recorded as paid-in capital at their fair value, estimated at $95,950, based on an option pricing model with the following assumptions: warrant life of 10 years, risk free interest rate of 4.45%, volatility of 120%, and a zero dividend yield. The remaining value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a $105,300 discount on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures. The Company recorded interest expense related to the Debentures of $1,186 and $2,903 for the three and nine months ended March 31, 2004, respectively and $0 for both the three and nine months ended March 31, 2003.

     The Board of Directors approved an extension of the 2003 Offering through May 15, 2004. Subsequent to March 31, 2004, the Company raised an additional $107,500 from the 2003 Offering. As of May 15, 2004, the Company has raised a total of $245,000 in the 2003 Offering.

     The Company's contractual obligations consist of commitments under deferred salaries and fees and repayment of loans payable to certain officers, directors and stockholders. The Company does not have any contractual obligations related to its operating leases. However, the Company expects to continue to incur costs on leased properties, as the Company has extended such leases in the past or will use alternate facilities. As of March 31, 2004, deferred salary and consulting fees were equal to $446,430. The salaries and fees will continue to be deferred until the Company has sufficient resources to pay the amounts owed, or the employees, officers, or directors exchange such amounts as described above.

     As of March 31, 2004, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $908,760. The terms of the various notes are described below under "Part II, Item 2, Changes in Securities."

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

     Pending the deployment of the Company's new hardware (as discussed in the "General" section above) and the receipt of new contracts, and in an effort to reduce its expenses to the lowest practicable level, the Company has furloughed all of its field crews. If and when revenue- generating contracts are obtained, the Company will re-hire former crew personnel or may hire and train new crews. The Company was not obligated to make any severance payments for salaries, health benefits or accrued vacation and sick time related to the termination of any of its employees.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported. The Company's executive officers, including the Company's Chief Executive Officer, who also serves as Chief Financial Officer, and the Chief Operating Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. These executives have designed such controls to ensure that all material information related to the Company is made known to them by others within the organization. As of March 31, 2004, the Company's Chief Executive Officer and Chief Operating Officer completed an evaluation of the Company's disclosure controls and procedures, and such evaluation has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's periodic filings with the SEC. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that require modification. There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation that occurred during the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II-- OTHER INFORMATION

Item 1. Legal Proceedings.

     The Company is not a party to any pending or threatened legal proceedings.

Item 2. Changes in Securities.

     On March 18, 2002, the Board of Directors approved an offering of 1,000,000 shares of the Company's common stock at a price of $0.70 per share, with attached warrants (the "2002 Offering"). Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. The Company did not incur or pay any commissions with respect to offers and sales of securities under the 2002 Offering. The 2002 Offering terminated on December 31, 2002. As of December 31, 2002, the Company had raised a total of $336,273 from the 2002 Offering. All of the investors were accredited investors. The 2002 Offering is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

     In April 2002, the Company issued non-interest bearing bridge notes payable to two officers in the amounts of $15,000 and $7,500, convertible into 21,428 and 10,714 equity units, respectively. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. These notes are exempt from registration under the Securities Act pursuant to Section 4(2) thereof. To the extent that the notes are not converted before maturity, both notes are payable in full when the Company determines it has sufficient working capital to do so. The note in the amount of $15,000 was converted to 21,428 equity units described above in July 2002. On September 29, 2002, the officer owed $7,500 died unexpectedly from a stroke before converting any part of this loan. As of May 15, 2004, the officer's estate had not converted any part of the $7,500 loan into equity units.

     The Company has entered into various loan agreements with Murphy Evans, President, a director and stockholder of the Company. On March 6, 2003, the Company's Board of Directors approved the Loan Amendment and Promissory Note (the "Amended Evans Loan") between the Company and Murphy Evans. The Amended Evans Loan aggregates all previous debt and supercedes and replaces all of the terms of the previous loans with Mr. Evans, including any conversion features. The Amended Evans Loan bears interest on the aggregate principal balance at a rate of 5% per annum, payable on June 30 and December 31 of each year, with the principal balance due and payable in full on December 31, 2003. The Amended Evans Loan is exempt from registration under Section 4(2) of the Securities Act.

     As of March 31, 2004, accrued interest of $40,382 and the outstanding principal balance of $792,990 were due and payable. Due to insufficient funds, the Company has not repaid these amounts. Corresponding interest expense related to the Amended Evans Loan was $9,629 and $27,624 for the three and nine months ended March 31, 2004, respectively and $3,449 and $15,000 for the three and nine months ended March 31, 2003, respectively. All advances from Mr. Evans are convertible into any debt or equity offering by the Company.

     Under the terms of a previous loan with Mr. Evans, the Company cancelled 150,000 warrants with exercise prices ranging from $3.00 per share to $7.50 per share (old warrants), previously held by Mr. Evans and issued 150,000 five-year warrants with an exercise price of $1.05 per share and an expiration date of May 13, 2007.

     The cancellation of the old warrants is an effective re-pricing and will be accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of March 31, 2004, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.

     As of May 15, 2004, the Company has not made the interest payments due on June 30 and December 31, 2003 and did not repay the outstanding principal balance. As of May 15, 2004, Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

     In September 2002, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Stockholder Loans") payable to two stockholders of the Company. The terms of the Stockholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Stockholder Loans. The Stockholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to re-payment. Each equity unit is comprised of one share of the Company's common stock, with a detachable 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Stockholder Loans are exempt from registration under Section 4(2) of the Securities Act. As of May 15, 2004, neither stockholder had converted either Stockholder Loan into equity units.

     On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on each June 30 and December 31 of each year. The outstanding balance under the 2003 Gemino Note was due and payable in full on December 31, 2003. During the nine months ended March 31, 2004, Mr. Gemino loand the Company an additional $24,223. The 2003 Gemino Note is exempt from registration under Section 4(2) of the Securities Act. As of March 31, 2004, accrued interest of $2,068 and the outstanding principal balance of $58,270 were due and payable. As of May 15, 2004, the Company had not made the interest payments due on June 30, 2003 or December 31, 2003 and has not repaid the outstanding balance due and payable on December 31, 2003. Mr. Gemino has not made any demand for payment, or exercised any of his remedies under the 2003 Gemino Note.

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

     As of March 31, 2004, the Company had raised $137,500 from the 2003 Offering. The Board of Directors approved an extension of the 2003 Offering through May 15, 2004. Subsequent to March 31, 2004, the Company raised an additional $107,500 from the 2003 Offering. As of May 15, 2004, the Company has raised a total of $245,000 in the 2003 Offering.

Item 3. Defaults Upon Senior Securities.

     On March 6, 2003, the Board of Directors approved the terms of the Amended Evans Loan between the Company and Murphy Evans. See "Part II, Item 2, Changes in Securities." The Amended Evans Loan amends and supersedes the indebtedness under all previous loans between Mr. Evans and the Company by aggregating the debt under all of these loans by Mr. Evans into one promissory note bearing interest on the aggregate principal balance at a rate of 5% per annum, payable on June 30 and December 31 of each year. The outstanding balance under the Amended Evans Loan was due and payable in full on December 31, 2003. On June 19, 2003, the Board of Directors approved the 2003 Gemino Note, the terms of which are described above in Item 2, "Changes in Securities."

     As of March 31, 2004, the outstanding principal balance of the Amended Evans Loan was equal to $792,990. As of May 15, 2004, the Company has not made the interest payments in the amount of $13,061 and $17,692 which were due and payable to Mr. Evans on June 30, 2003 and December 31, 2003, respectively. As of March 31, 2004, the Company's total arrearage under the Amended Evans Loan with respect to accrued interest payments was equal to $40,382. As of May 15, 2004, Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

     As of March 31, 2004, the outstanding principal balance of the 2003 Gemino Note was equal to $58,270. As of May 15, 2004, the Company has not made the interest payments in the amount of $0 and $1,334 which were due and payable to Mr. Gemino on June 30, 2003 and December 31, 2003, respectively. As of March 31, 2004, the Company's total arrearage on the 2003 Gemino Note with respect to accrued interest payments was equal to $2,068. As of May 15, 2004, Mr. Gemino has not made any demand for payment, or exercised any of his remedies, under the 2003 Gemino Note.

Item 4. Submission of Matters to a Vote of Shareholders.

     None

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         Exhibit 3i Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10,
                          1996)

         Exhibit 3ii Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996)

         Exhibit 31.1 Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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



                                     PROFILE TECHNOLOGIES, INC.
                                     --------------------------
                                     (Registrant)


Date: May 15, 2004                   /s/ Henry E. Gemino
                                     -------------------------------------------
                                     Henry E. Gemino
                                     Chief Executive Officer and
                                     Chief Financial Officer