Form 10KSB
period 2004-06-30
PROFILE TECHNOLOGIES INC
filed 2004-10-12
CIK 1014653

------------------------------------------------
                ------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                                ----------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                  June 30, 2004

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Issuer's revenues for the most recent fiscal year. $222,579.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $2,362,704, computed by reference to the price at which the common stock last sold or the average bid and ask price as reported by the NASD'S Over the Counter Bulletin Board on September 15, 2004.

     There were 5,494,661 shares of common stock, $.001 par value, outstanding as of September 15, 2004.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement for its annual shareholder meeting to be held on December 13, 2004 to be filed pursuant to Regulation 14A.

     Transitional Small Business Format (check one): Yes [_] No [X]

                                Table of Contents

--------------------------------------------------------------------------------

Description                                                          Page Number

--------------------------------------------------------------------------------


                                     PART I
                                     ------

ITEM 1     DESCRIPTION OF BUSINESS.............................................1

ITEM 2     DESCRIPTION OF PROPERTIES...........................................9

ITEM 3     LEGAL PROCEEDINGS...................................................9

ITEM 4     SUBMISSION OF MATTERS TO VOTE
           OF SECURITY HOLDERS.................................................9

                                     PART II
                                     -------

ITEM 5     MARKET FOR COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS.........................................9

ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...................13

ITEM 7     FINANCIAL STATEMENTS...............................................19

ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................38

ITEM 8A    CONTROLS AND PROCEDURES............................................38

                                    PART III
                                    --------

ITEM 9     DIRECTORS AND EXECUTIVE OFFICERS...................................39

ITEM 10    EXECUTIVE COMPENSATION.............................................40

ITEM 11    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT..............................................40

ITEM 12    CERTAIN RELATIONSHIPS AND RELATED
           TRANSACTIONS.......................................................41

ITEM 13    EXHIBITS AND REPORTS ON FORM 8-K...................................41

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................43

SIGNATURES....................................................................44

EXHIBITS

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

     The forward-looking statements contained in this report are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing for each successive phase of its growth, that the Company will market and provide products and services on a timely basis, that there will be no material adverse competitive or technological change with respect to the Company's business, demand for the Company's products and services will significantly increase, that the Company's executive officers will remain employed as such by the Company, that the Company's forecast accurately anticipates market demand, and that there will be no material adverse change in the Company's operations, business or governmental regulation affecting the Company or its customers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.

                                     PART I

Item 1. Description of Business.

Introduction

     Since its formation in 1988, Profile Technologies, Inc., a Delaware corporation (the "Company"), has been engaged in the business of researching and developing a high speed scanning process, which is nondestructive and noninvasive, to test remotely buried, encased and insulated pipelines for corrosion utilizing electromagnetic waves. The Company's electromagnetic wave ("EMW") inspection process is a patented process of analyzing the waveforms of electrical impulses in a way that extracts point-to-point information along a segment of pipeline to illustrate the integrity of the entire pipeline. This process involves sending electromagnetic pulses along the pipe being tested from either one (Single-Pulse) or two (Dual-Pulse) directions. In Dual-Pulse, the intersecting point between the two-pulser locations is moved down the pipe being tested by computerized delays of one pulse. In Dual-Pulse mode, one or more of the modified pulses is analyzed to determine whether an anomaly exists at the intersecting location and whether such anomaly is likely to be identified with corrosion or some other pipeline feature.

     The EMW process is designed to detect external corrosion of pipelines which occurs under pipe insulation and on buried pipes, without the need for taking the lines out of service, physically removing the insulation or digging up pipes, and then visually inspecting the outside of the pipe for corrosion. The Company often can inspect the pipelines by using various access points to the pipelines that already exist for other reasons. Where such access is not already available, the Company's technology permits the inspection of pipelines with a minimal amount of disturbance to the coating or insulation on the pipeline. In addition, the Company's technology permits an inspection of the entire pipeline, as opposed to other technologies, which only conduct inspections at points selected for the testing. Such "spot inspections" are not necessarily accurate in indicating the overall condition of a pipe segment.

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

     During the summer of 1998, the Company completed its first commercial contract on the North Slope of Alaska, testing approximately 100 road and caribou crossings on British Petroleum pipelines under a contract with ASCG Inspection, Inc.

     During the summer of 1999, the Company followed up its initial Alaska work under a contract with another large multi-national oil company to test approximately 250 below-grade pipes. During the summer of 2000, the Company expanded its Alaska efforts by testing a total of 372 below-grade pipes. In 2001, the Company tested 441 lines in Alaska. In 2002, the Company inspected 364 lines.

     Based on estimates provided by its customers, the Company originally planned to inspect between 400 and 500 below-grade lines in Alaska during the 2003 calendar year. However, based on the Company's final work scopes and the fact that more than 40 lines could not be tested for physical reasons, the Company successfully tested 250 below-grade pipes during the 2003 calendar year.

     In 2003, the Company's Alaska customers completed a five-year program of inspecting road-crossings and caribou-crossings. This program was not budgeted for during 2004, although it may be restored in future years. However, the Company's contracts are still in effect and the Company will continue its efforts to obtain additional work in Alaska.

     In anticipation of this possibility, the Company has designed, fabricated, and has now begun testing new hardware for the inspection of direct-buried pipe in the lower-48 states. The Company previously estimated that field-testing of the new hardware might be completed during the quarter ended June 30, 2004. However, the Company has determined that it should follow a more rigorous and thorough testing process that may take up to six months. If the final test results confirm the design capabilities, the Company has agreed to demonstrate those capabilities to a number of eastern U.S. natural gas pipeline companies and distributors in an effort to secure commercial contracts.

     There can be no assurance that the testing program can be funded or that the new hardware can be successfully tested and deployed on a commercial basis. Failure to do so could have a serious and material effect on the business and financial condition of the Company.

     On December 15, 2003, the U.S Department of Transportation ("DOT") issued regulations under the Pipeline Safety Improvement Act of 2002 requiring regulated companies to gather baseline integrity data on pipelines in so-called "high consequence areas" ("HCA's") (e.g., populated areas) initially over a ten-year period and then every seven years thereafter. Based on consultations with industry representatives, the Company believes that its new buried pipe inspection hardware, if it performs as anticipated, will provide these companies with a superior tool for gathering required baseline integrity data.

     Pending the deployment of its new hardware and the receipt of new contracts, and in an effort to reduce its out-of-pocket expenses to the lowest practicable level, the Company has furloughed all of its field crews. If and when contracts are obtained, the Company may re-hire former crew personnel or may hire and train new crews.

Pipeline Corrosion

     Corrosion of pipelines can impose significant financial and regulatory burdens on companies as well as result in serious safety issues. Federal, state, local and industry jurisdictions regulate corrosion protection. The U.S. Department of Labor, operating through the Occupational Safety and Health Administration, has jurisdiction over numerous plants and facilities containing corrosion-protected pipelines that, if breached, could cause serious bodily injury or death to on-site workers. The U.S. Department of Transportation has jurisdiction over interstate natural gas and hazardous liquids pipelines. Counterpart state agencies have jurisdiction over intrastate natural gas and hazardous liquids pipelines. In addition, the American Petroleum Institute has promulgated a comprehensive Piping Inspection Code, which requires that extensive corrosion testing be completed by all members (which includes the vast majority of the petroleum and petrochemical industries). As a result of extensive regulation and testing requirements, the industry is required to engage in extensive testing for corrosion.

     Two prevalent testing methods used to detect corrosion under insulated pipelines are x-ray and eddy current methods, which are methods of detecting defects in pipe by analyzing visual images and decay. After physically stripping away coating for visual inspection, depth gauges, ultrasonics and x-ray are then used to determine the severity of corrosion on questionable pipe. However, the stripping of insulation to determine corrosion is a costly testing method for the industry because it often involves the assembly of scaffolding for testing otherwise inaccessible above ground pipe (particularly in refineries and petrochemical plants) or an actual dig-up on below ground pipe. The Company's technology enables it to test above-grade insulated pipe segments in a refinery setting using bucket trucks instead of costly scaffolding.

     Corrosion under insulated pipelines presents a very complicated testing problem because corrosion cannot be easily identified by statistical sampling. If, for example, a segment of pipe has a small insulation part removed every ten feet and is visually inspected using eddy current or x-ray techniques, there is no statistical basis to assume whether the external condition of the piping between the removed insulation parts is good or bad. The American Petroleum Institute testing standard adopted in 1993, in essence, mandates either stripping even larger amounts of coating or using an alternate system that will identify corrosion under the insulation without stripping the coating on suspected and unsuspected pipe. The Company continues to believe that its EMW process provides an alternate testing system that could become widely accepted by the industry. However, there can be no assurance that such acceptance will occur or that competitors will not develop newer and better technologies in the future.

The Company's EMW Inspection Technology

     The Company has developed two basic EMW inspection techniques, namely, Dual-Pulse or Pulse Propagation Analyzer and Single-Pulse or Calibration Mark Z. For above-grade piping, the Company uses the Single-Pulse technique to determine the condition of a given pipe segment. For direct buried pipe, the Company intends to use both methods. The Company's two basic techniques provide an assessment of the overall integrity of the pipe in question and the location and classification of electromagnetic anomalies, which, in most instances, are related to external corrosion.

The Single-Pulse Technique

     The Single-Pulse technique process requires fixing the source location on one end of the pipe segment in question and stepping the receiver generally at equal incremental distances from the source across the segment. From the characteristics of the electromagnetic waves as a result of wave propagation, attenuation, and dispersion, the Company determines whether electromagnetic anomalies exist, as in the case of the Dual-Pulse techniques.

     The Company believes that its Single-Pulse technology has two significant competitive advantages in the inspection of encased and insulated pipes. First, its technology can inspect certain pipelines that are inaccessible to other testing methods. Second, the Company's technology requires only minimal access to the surface of any given pipe and, therefore, has a much lower site preparation than competing technologies.

The Dual-Pulse Technique

     The Dual-Pulse technique process extracts corrosion related information from segments of both accessible and inaccessible pipelines underneath the entire insulation barrier by analyzing the intersection of two electrical current pulses traveling in opposite directions along the pipeline. This corrosion related information is extracted without removing the insulation protecting the pipeline. Through laboratory and field testing, the Company established that the electrical response, the Corrosion Transfer Function (the "CTF"), of two intersecting pulses traveling along the pipeline is uniquely defined with location specific information that relates to the integrity of the pipeline at the point of intersection.

     The Dual-Pulse process was developed to evaluate the condition and integrity of pipelines. Electromagnetic pulses are applied at both ends of the pipe segment being tested. Under computer control, the timing of the pulses is controlled so that the intersection point of the two pulses moves sequentially from one end of the pipe to the other end. A unique CTF is obtained for each intersection point of the pipeline segment being tested on some predetermined interval, such as, in one foot-intervals. When this data is geophysically displayed, it provides a visual display of data related to the physical condition of the pipe at each point of intersection. Information can also be derived using the EMW process to determine the condition of the coating and the effectiveness of the existing corrosion protection system that is being used to protect each point of intersection. Where there are indications of problems, closer interval inspections can be performed and/or one of the other location-specific processes used in the industry may be utilized before the insulation is removed to inspect the pipe condition.

     As simple as these concepts may appear, the Company believes that the EMW process is not intuitively obvious. The petroleum industry has spent significant money trying to solve the problem of finding corrosion under insulation. Correlating pipeline corrosion information using the Company's technology requires a combination of state-of-the-art instrumentation plus an understanding of the physical phenomena that are being measured. Although the principles of the EMW process are simple to explain, management believes that the EMW measurement and analysis are at the leading edge of inspection technology, particularly given the recent technological improvements described in Management's Discussion and Analysis set forth in Item 6 below. The Company will continue its research and development efforts of new applications for the Company's technology and to develop new products for the petroleum industry and other industries.

Sales and Marketing

     The Company's sales and marketing strategy has been to position the Company's EMW inspection process as the method of choice to detect pipeline corrosion where the pipelines are either inaccessible to other inspection tools or much more costly to inspect with tools other than the Company's EMW technology. Pipelines are commonly found in refinery and chemical plants (such as insulated, overhead pipes), natural gas distribution systems (such as pipes buried in city streets), and natural gas transmission systems (such as road, bridge and stream crossings and concrete-encased pipes). The Company has fabricated new buried pipe inspection hardware and is actively seeking industry and other financing sources in order to rigorously and scientifically test that hardware. In order to obtain additional revenue generating contracts, the Company intends to emphasize the reliability of its buried pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. The Company intends to concentrate its calendar year 2004 and 2005 marketing efforts on the pipeline and utility buried pipe inspection markets in the lower-48 states, particularly in HCA's. However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on natural gas utility and pipeline markets.

     The Company derives revenue solely from the sale of the EMW inspection technology service. The Company relies solely upon several employees, including the Chief Executive Officer and the Chief Operating Officer to conduct the Company's sales activities.

     During the twelve months ended June 30, 2004 and 2003, all of the Company's revenues were attributable to two customers. These customers individually accounted for 9% and 91%, and 37% and 63%, of revenues during the twelve months ended June 30, 2004 and 2003, respectively.

     Due to the improvements in its technology, the Company believes that it is in a position to aggressively pursue opportunities to inspect above-grade, insulated pipe and below-grade, encased pipes, not only in Alaska, but in the lower-48 U.S. states and Canada as well. Exploitation of these opportunities may, in some cases, entail partnering with other inspection companies. Although the Company anticipates that it will continue to perform inspection services in Alaska and obtain additional contracts throughout the rest of the United States and Canada, there can be no assurance that the Company will be able to secure revenue from these potential contracts.

     The Company believes that the natural gas distribution and transmission industry also presents a significant opportunity for marketing the Company's technology. There are millions of miles of metal pipelines, including older pipe beneath paved city streets that are difficult to inspect. New government laws and regulations may require that many more of these pipelines be tested in compressed time frames, particularly in HCA's. Before resuming an aggressive pursuit of this market segment, the Company plans to first retool its buried-pipe equipment and techniques as described in Management's Discussion and Analysis set forth in Item 6 below.

Patents, Intellectual Property and Licensing

     The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 2004, the Company had ten issued U.S. patents, five issued foreign patents, seven U.S. patent applications pending, and ten foreign patents pending.

     The Company's success depends in large part upon its ability to protect its processes and technologies under United States and international patent laws and other intellectual property laws. U.S. patents have a term of 17 years from date of issuance or, for more recently filed patent applications, 20 years from the filing of such applications. Patents in most foreign countries have a term of 20 years from the proprietary filing date of the patent application. The Company's first U.S. patent was issued in 1990; three patents were issued in 1993; one patent was issued in 1998; two patents were issued in 2000; two patents were issued in 2001; and one patent was issued in 2002. In addition, the Company filed one provisional patent application in May, 2003, which was converted into a full patent application on May 6, 2004 and is still pending. There can be no assurance that the United States Patent and Trademark Office will grant to the Company the patents requested. If the Company is unable to obtain approval for all such patent applications, the Company's operations and financial condition may be adversely affected.

     The Company believes that it owns and has the right to use or license all proprietary technology necessary to license and market its EMW process under development. The Company is not aware of the issuance of any patents or the filing of any patent applications, which relate to processes or products which utilize the Company's proprietary technology in a manner which could be similar to or competitive with the Company's products or processes. The Company has no knowledge that it is infringing on any existing patent such that it would be prevented from marketing or licensing products or services currently being developed by the Company.

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

     The Company's EMW process can be distinguished from the products and services offered by other competitors. Although widely used in the pipeline corrosion industry, infrared scanning does not reliably locate corrosion on insulated pipes and does not detect any level of corrosion on below-grade piping. In addition, although radiography and radioscopy are widely used in the industry in which the Company competes, this technology can only be used in the particular location tested. Likewise, the "Incotest" technology is a relatively new inspection method, which calculates the average wall thickness of an area of pipeline.

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

Employees

     As of June 30, 2004, the Company had five employees, four of whom were full-time. In an effort to reduce its "burn rate" to the lowest practicable level, the Company furloughed all of its field crews during the quarter ended March 31, 2004. If and when revenue-generating contracts are obtained, the Company may re-hire former crew personnel or may hire and train new crews.

Customers

     For the fiscal year ended June 30, 2004, the Company had two customers in Alaska that accounted for 100 percent of the Company's revenues. The failure to receive additional work from those Alaska customers and/or the Company's failure to broaden its customer base during fiscal year 2005 could have a material adverse effect on the financial condition and ultimate profitability of the Company.

Supplier Relationships

     The Company relies upon several relationships for the supply of equipment and services relating to the components of the Company's EMW technology inspection equipment. Criteria for choosing suppliers include the quality and performance of the product for the intended purpose and pricing. The Company now purchases its pulse generators and other equipment from a single supplier that fabricates superior pulsers, probes and other hardware. However, there are alternative suppliers for all of the elements required for the production of EMW inspection equipment.

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

Research and Development Expenditures

     During the last seven years, the Company has developed and improved its capability to detect EMW anomalies related to pipeline corrosion under insulation or on buried pipeline. Recently, using new hardware and software developed by consultants and the Company's personnel, the Company has extended its testing distances for encased buried pipe and above-grade insulated pipe. The Company is attempting to extend its corrosion detection range for buried pipe to distances greater than 500-feet as well by implementing certain technology improvements that are specifically related to buried conditions. There can be no assurances that the Company will be able to finance the testing and deployment of its new, buried pipe hardware and software.

     During the two most recent fiscal years ended June 30, 2004 and June 30, 2003, the Company spent $200,406 and $173,795, respectively, on research and development activities. This increase was due to certain employees spending more time on research and development activities and less time on revenue generating contracts. Additionally, the Company incurred expenses directly related to the development of its new hardware for testing buried pipes. The Company's field operation system for commercialization consists of all of the hardware and software for data acquisition, data processing, data analysis and interpretation.

     The Company's research and development efforts are focused on continuing to improve the EMW system's efficiency, reliability and accuracy. During the next fiscal year, the Company anticipates that it will incur approximately $200,000 of research and development expenses to test and deploy its new buried-pipe hardware and software.

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

Item 2. Description of Properties.

     The Company's executive offices are located at 2 Park Avenue, Suite 201, Manhasset, NY 11030. The Company leases on a month-to-month basis approximately 500 square feet of office space from a non-affiliate. The rental payment is $785.00 per month.

     The Company's research and development facility is located in Ferndale, Washington. The Company leases 1,800 square feet of space from a non-affiliate at a monthly cost of approximately $2,080 per month, pursuant to a lease that expires on January 31, 2005.

     The Company does not own any real estate.


Item 3. Legal Proceedings.

     None.


Item 4. Submission of Matters to Vote of Security Holders.

     None.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

     The Company's common stock traded on the NASDAQ Small Cap market from the date it began to be publicly traded in February 1997 until August 10, 2001 under the symbol PRTK. On August 13, 2001, the Company's common stock was delisted from the NASDAQ Small Cap market and began trading on the NASD's Over the Counter Bulletin Board (the "OTCBB") under the same symbol. The Company's common stock continues to be traded on the OTCBB.

     The following table sets forth the high and low closing sale prices for the Company's common stock for the past two fiscal years as reported by OTCBB. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                 Range of
                                                Sale Prices
                                                -----------
                                              High         Low
                                             ------      ------
          Fiscal Year 2004
               First Quarter                 $0.51        $0.17
               Second Quarter                $0.50        $0.23
               Third Quarter                 $1.00        $0.27
               Fourth Quarter                $0.90        $0.50

          Fiscal Year 2003
               First Quarter                 $0.55        $0.36
               Second Quarter                $0.40        $0.20
               Third Quarter                 $0.50        $0.25
               Fourth Quarter                $0.51        $0.15

Holders

     As of September 15, 2004, the Company had approximately 940 holders of record of the Company's common stock.

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

     In April 2002, the Company issued a non-interest bearing bridge note payable to an officer in the amount of $15,000, convertible into 21,430 equity units. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. The note is exempt from registration under the Securities Act pursuant to Section 4(2) thereof. The note was converted to 21,430 equity units in July 2002.

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

     As of June 30, 2004, accrued interest of $50,795 and the outstanding principal balance of $792,990 were due and payable under the Amended Evans Loan. Due to insufficient funds, the Company has not repaid these amounts. Corresponding interest expense related to the Amended Evans Loan was $37,734 and $13,061 for the twelve months ended June 30, 2004 and 2003. All advances from Mr. Evans are convertible into any debt or equity offering by the Company.

     On May 9, 2002, the Company cancelled 150,000 warrants with exercise prices ranging from $3.00 per share to $7.50 per share issued under the terms of a previous loan with Mr. Evans (old warrants), and issued 150,000 five-year warrants with an exercise price of $1.05 per share and an expiration date of May 13, 2007.

     The cancellation of the old warrants is an effective re-pricing and will be accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of June 30, 2004, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.

     As of September 15, 2004, the Company had not made the interest payments due on June 30, 2003, December 31, 2003, and June 30, 2004 and did not repay the outstanding principal balance due and payable on December 31, 2003 under the Amended Evans Loan. As of September 15, 2004, Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

     In September 2002, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Stockholder Loans") payable to two stockholders of the Company. The terms of the Stockholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Stockholder Loans. The Stockholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to re-payment. Each equity unit is comprised of one share of the Company's common stock, with a detachable 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Stockholder Loans are exempt from registration under Section 4(2) of the Securities Act. As of September 15, 2004, neither stockholder had converted either Stockholder Loan into equity units.

     On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on each June 30 and December 31 of each year. The outstanding balance under the 2003 Gemino Note was due and payable in full on December 31, 2003. During the twelve months ended June 30, 2004, Mr. Gemino loaned the Company, net of repayments, an additional $14,223. The 2003 Gemino
Note is exempt from registration under Section 4(2) of the Securities Act. As of June 30, 2004, accrued interest of $2,765 and the outstanding principal balance of $48,270 were due and payable. As of September 15, 2004, the Company had not made the interest payments due on June 30, 2003, December 31, 2003, and June 30, 2004 and did not repay the outstanding principal balance. As of September 15, 2004 Mr. Gemino has not made any demand for payment, or exercised any of his remedies under the 2003 Gemino Note.

     On June 19, 2003, the Board of Directors approved the offering (the "2003 Offering") of $1,000,000 in convertible debentures (the "Debentures"). The Debentures are convertible into that number of shares of the Company's common stock equal to the amount of the converted indebtedness divided by $0.50 per share. The Debentures bear interest at a rate of 5% per annum, payable quarterly. Delinquent payments bear interest at a rate of 12% per annum. The Company is required to redeem each Debenture on the 5th anniversary of the date of the Debenture. The Company may, in its discretion, redeem any Debenture at any time prior to the mandatory redemption date of the Debenture by providing no less than 60 days' prior written notice to the holder of the Debenture. Certain events of default will result in the Debentures being redeemable by the Company upon the demand of the holder.

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

     As of June 30, 2004, the Company had raised $345,000 from the 2003
Offering.

     As of June 30, 2004, accrued interest of $4,688 was unpaid and past due on the Debentures. Accordingly, as of June 30, 2004, the Company was in default on the accrued interest on $137,500 of the total face value of the Debentures. On October 1, 2004, the Company paid all past due interest to cure the default.

     The Board of Directors approved an extension of the 2003 Offering through October 15, 2004. Subsequent to June 30, 2004, the Company has raised an additional $70,000 from the 2003 Offering. As of September 15, 2004, the Company has raised a total of $415,000 in the 2003 Offering. As of September 15, 2004 four investors had exercised their conversion right under the terms of the Debentures.

     The Company currently requires additional cash to sustain existing operations and to meet current obligations (including those described in Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operation) and the Company's ongoing capital requirements. The continuation of the Company's operations is dependent in the short term upon its ability to obtain additional financing and to secure additional contracts, and, in the long term, to generate sufficient cash flow to meet its obligations on a timely basis, to obtain additional financing as may be required, and ultimately to attain profitability.

     Capital will be expended to support operations until the Company can generate sufficient cash flows from operations. In order for the Company to generate cash flows from operations, the Company must generate additional revenue generating contracts. Management is currently directing the Company's activities towards obtaining additional service contracts, which, if obtained, will necessitate the Company attracting, hiring, training and outfitting qualified technicians. If additional service contracts are obtained, additional field test equipment purchases will be necessary to provide the services. The Company intents to purchase such equipment for its field crews in the foreseeable future, at such time as the scope of operations require alternate sources of financing equipment. The Company expects that if additional contracts are secured, and revenues increase, working capital requirements will increase. There can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts. Additionally, the Company anticipates that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support future growth. There can be no assurance that the Company will be able to secure additional revenue generating contracts to provide sufficient cash.

     Pending the deployment of the Company's new hardware (as discussed in the "Introduction" section) and the receipt of new contracts, and in an effort to reduce its out-of-pocket expenses to the lowest practicable level, the Company has furloughed all of its field crews. If and when revenue-generating contracts are obtained, the Company will re-hire former crew personnel or may hire and train new crews. The Company was not obligated to make any severance payments for salaries, health benefits or accrued vacation and sick time related to the termination of any of its employees.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     The Company is currently focused on the buried pipe market in the United States. Accordingly, failure to complete, finance and deploy its new buried pipe hardware could have a material adverse effect on the business and financial condition of the Company.

Revenue

     The Company derives revenue solely from the sale of the EMW inspection technology service. The Company relies upon several employees, including the Chief Executive Officer and the Chief Operating Officer to conduct the Company's sales activities.

     During the twelve months ended June 30, 2004 and 2003, all of the Company's revenues were attributable to two customers. These customers individually accounted for 9% and 91%, and 37% and 63%, of revenues during the twelve months ended June 30, 2004 and 2003, respectively. During the 2004 calendar year, the Company has not secured any future revenue generating contracts with these customers.

     Based on estimates provided by its customers, the Company originally planned to inspect between 400 and 500 below-grade lines in Alaska during the 2003 calendar year. However, based on the Company's final work scopes and the fact that more than 40 lines could not be tested for physical reasons, the Company successfully tested 250 below-grade pipes during the 2003 calendar year.

     In 2003, the Company's Alaska customers completed a five-year program of inspecting road-crossings and caribou-crossings. This program was not budgeted for during 2004, although it may be restored in future years. However, the Company's contracts are still in effect and the Company will continue its efforts to obtain additional work in Alaska.

Sales and Marketing

     The Company's sales and marketing strategy has been to position the Company's EMW inspection process as the method of choice to detect pipeline corrosion where the pipelines are either inaccessible to other inspection tools or much more costly to inspect with tools other than the Company's EMW technology. Pipelines are commonly found in refinery and chemical plants (such as insulated, overhead pipes), natural gas distribution systems (such as pipes buried in city streets), and natural gas transmission systems (such as road, bridge and stream crossings and concrete-encased pipes). The Company has fabricated new buried pipe inspection hardware and is actively seeking industry and other financing sources in order to rigorously and scientifically test that hardware. In order to obtain additional revenue generating contracts, the Company intends to emphasize the reliability of its buried pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. The Company intends to concentrate its calendar year 2004 and 2005 marketing efforts on the pipeline and utility buried pipe inspection markets in the lower-48 states, particularly in HCA's. However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on natural gas utility and pipeline markets.

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

     The Company estimates the value of warrants and option grants using a Black-Scholes pricing model based on management assumptions regarding the expected volatility and risk free interest rates.

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

     Revenues for the year ended June 30, 2004 were $222,579, a decrease of $128,340, or 37% as compared to revenues of $350,919 for the year ended June 30, 2003. This decrease was due to the inspection of fewer lines by the Company in Alaska. Revenues for the year ended June 30, 2004 were derived predominantly from work performed on the North Slope of Alaska prior to December 31, 2003.

     Cost of revenues for the year ended June 30, 2004 were $181,611, a decrease of $139,601, or 43% as compared to $321,212 for the year ended June 30, 2003. The decrease is substantially the result of the Company's decrease in the overall work scope in Alaska during the summer and fall of calendar year 2003 compared with the corresponding period in calendar year 2002. As a result of the decrease in work scope, the Company furloughed several key employees during the quarter ended March 31, 2004 who were previously spending time on revenue generating contracts. Additionally, when employees are not working on revenue generating contracts, they are working in the research and development facility in Ferndale, WA. Therefore, the related compensation expense is recognized as research and development expense rather than cost of revenues.

     Gross profit for the year ended June 30, 2004 was $40,968, an increase of $11,261, or 38% as compared to $29,707 for the year ended June 30, 2003. The increase is largely due the decrease in compensation expense included in cost of revenues during the twelve month period ended June 30, 2004 as compared to the same period during the prior year as a result of the furlough of certain employees during the quarter ended March 31, 2004 that were previously working on revenue generating contracts. Since the Company had fewer revenue generating contracts, the remaining employees spent more time on research and development activities than revenue generating contracts. As such, their compensation expense was recognized as research and development expense rather than cost of revenues.

     Research and development expenses for the year ended June 30, 2004 were $200,406, an increase of $26,611, or 15% as compared to $173,795 for the year ended June 30, 2003. This increase was due to certain employees spending more time on research and development activities and less time on revenue generating contracts. Additionally, the Company incurred approximately $75,000 related to the testing and development of its new hardware during the quarter ended June 30, 2004.

     General and administrative expenses for the year ended June 30, 2004 were $867,828, a decrease of $74,065 or 8% as compared to $941,893 for the year ended June 30, 2003. The decrease is predominantly due to a reduction in compensation and benefits expense as a result of the furlough of certain employees during the quarter ended March 31, 2004. Additionally, certain equipment and patents were fully amortized during the current quarter. There was also a general decrease in fees incurred for consulting and salary related expenditures as a result of insufficient cash resources. These decreases are offset by an impairment charge of approximately $64,000 for the write-down of the Company's fixed assets and patents, based on management's assessment of fair value.

     Loss from operations for the year ended June 30, 2004 was $1,027,266, a decrease of $58,715, or 5% as compared to $1,085,981 for the year ended June 30, 2003. The decrease is primarily due to a reduction in operating expenses as discussed above.

     Interest expense for the year ended June 30, 2004 was $139,081, an increase of $113,707, or 448% as compared to $25,374 for the year ended June 30, 2003. The increase in interest expense is substantially due to interest accrued on the notes payable to stockholders and the accreted interest on the convertible debentures as described in the Liquidity and Capital Resources section below. Additionally, the Company recorded interest expense of $81,559 during the quarter ended June 30, 2004 to write-off the unamortized debt discount related to the current portion of the convertible debt that was in default as of June 30, 2004.

Recently Issued Accounting Standards

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on the Company's financial position and results of operations.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have an impact on the Company's financial statements.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $10,458,123 through June 30, 2004, and had negative working capital of $1,818,260 as of June 30, 2004. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At June 30, 2004, the Company has accrued approximately $527,476 related to the deferred payment of salaries and consulting fees of which $383,326 is included under deferred wages and $144,150 in accrued professional fees. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees as of that approval date, the employee, officer or director could exchange their deferred amount for an option to purchase two shares of common stock with a five-year term at an exercise price of $1.00 per share. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

     Long-term Convertible Debt

     On June 19, 2003, the Board of Directors approved the offering (the "2003 Offering") of $1,000,000 in convertible debentures (the "Debentures"). The Debentures are convertible into that number of shares of the Company's common stock equal to the amount of the converted indebtedness divided by $0.50 per share. The Debentures bear interest at a rate of 5% per annum, payable quarterly. Delinquent payments bear interest at a rate of 12% per annum. The Company is required to redeem each Debenture on the 5th anniversary of the date of the Debenture. The Company may, in its discretion, redeem any Debenture at any time prior to the mandatory redemption date of the Debenture by providing no less than 60 days' prior written notice to the holder of the Debenture. Certain events of default will result in the Debentures being redeemable by the Company upon the demand of the holder.

     Upon the purchase of, and for each $0.50 of the Debenture's principal amount, the Company will issue to an investor a warrant (the "Warrant") to purchase one (1) share of the Company's common stock at an exercise price of $0.75 per share. The Warrants will be exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture.

     As of June 30, 2004, the Company had raised $345,000 from the 2003
Offering.

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants were recorded as paid-in capital, estimated at $185,868. The fair value of the warrants were determined based on an option pricing model with the following assumptions: warrantlives of 10 years, risk free interest rates ranging from 3.74% to 4.72%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a $293,023 discount on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     As of June 30, 2004, accrued interest of $4,688 was unpaid and past due on the Debentures. Accordingly, as of June 30, 2004, the Company was in default on the accrued interest on $137,500 of the total face value of the Debentures. On October 1, 2004, the Company paid all past due interest to cure the default. However, due to the default status as of June 30, 2004 and the uncertainty regarding the Company's ability to remain in compliance with the terms of the Debentures, and thereby preventing a future default, the $137,500 debt in default was classified as a current liability in the June 30, 2004 balance sheet. Additionally, unamortized debt discount of $81,559 and debt issuance costs of $5,200 were written off and were included in interest expenses and "General and administrative" expenses, respectively in the June 30, 2004 statement of operations. The Company recorded interest expense related to the amortization of the Debentures of $3,964 for the year ended June 30, 2004. As of June 30, 2004, the carrying value of the long-term debt debenture was zero, net of the unamortized debt discount of $207,500.

     The Board of Directors approved an extension of the 2003 Offering through October 15, 2004. Subsequent to June 30, 2004, the Company has raised an additional $70,000 from the 2003 Offering. As of September 15, 2004, the Company has raised a total of $415,000 in the 2003 Offering. As of September 15, 2004 four investors had exercised their conversion right under the terms of the Debentures.

     The Company's other contractual obligations consist of commitments under deferred wages and accrued professional fees, payments under an operating lease, and repayment of loans payable to certain officers, directors and stockholders.

As of June 30, 2004, deferred wages and accrued professional fees were $527,476. The salaries and professional fees will continue to be deferred until the Company has sufficient resources to pay the amounts owed, or the employees, officers, or directors exchange such amounts as described above.

     As of June 30, 2004, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $898,760. The terms of the various notes are described below under "Note 2: Related Parties: Notes Payable - Stockholders."

     As of June 30, 2004, the Company has future minimum lease payments of approximately $15,000 under its operating lease.

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

     Pending the deployment of the Company's new hardware (as discussed in the "Introduction" section) and the receipt of new contracts, and in an effort to reduce its out-of-pocket expenses to the lowest practicable level, the Company has furloughed all of its field crews. If and when revenue-generating contracts are obtained, the Company will re-hire former crew personnel or may hire and train new crews. The Company was not obligated to make any severance payments for salaries, health benefits or accrued vacation and sick time related to the termination of any of its employees.

Item 7. Financial Statements


                           Profile Technologies, Inc.

                                Table of Contents



                                                                            Page

Report of Independent Registered Public Accounting Firm                       20

Balance Sheet as of June 30, 2004                                             21

Statements of Operations for Years Ended June 30, 2004 and 2003               22

Statements of Stockholders' Deficit for Years Ended June 30, 2004 and 2003    23

Statements of Cash Flows for Years Ended June 30, 2004 and 2003               24

Notes to Financial Statements                                                 25

Report of Independent Registered Public Accounting Firm

The Board of Directors
Profile Technologies, Inc.:


     We have audited the accompanying balance sheet of Profile Technologies, Inc. as of June 30, 2004, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. as of June 30, 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 7 to the financial statements, the Company has incurred net losses since inception and has a working capital deficit at June 30, 2004 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                              /s/ KPMG LLP

Seattle, Washington
October 11, 2004


                                        PROFILE TECHNOLOGIES, INC.
                                               Balance Sheet
                                               June 30, 2004

                                                  Assets
Current assets:
                 Cash                                                                         $     59,813
                 Prepaid expenses and other current assets                                          19,272
                                                                                              ------------
                                                        Total current assets                        79,085
                                                                                              ------------
Equipment, net of accumulated depreciation of $530,608                                              15,958
Deferred financing fees                                                                             16,600
Other assets                                                                                         2,415
                                                                                              ------------
                                                        Total assets                          $    114,058
                                                                                              ============
                                   Liabilities and Stockholders' Deficit
Current liabilities:
                 Accounts payable                                                             $    258,191
                 Notes payable to stockholders                                                     898,760
                 Current portion of convertible debt                                               137,500
                 Deferred wages                                                                    383,326
                 Accrued professional fees                                                         144,150
                 Accrued interest                                                                   58,247
                 Other accrued liabilities                                                          17,171
                                                                                              ------------
                                                        Total current liabilities                1,897,345
                                                                                              ------------
Long-term convertible debt, net of unamortized discount of $207,500                                  --
Stockholders' deficit:
                 Common stock, $0.001 par value. Authorized 15,000,000 shares;
                           issued and outstanding 5,494,661                                          5,495
                 Additional paid-in capital                                                      8,669,341
                 Accumulated deficit                                                           (10,458,123)
                                                                                              ------------
                                                        Total stockholders' deficit             (1,783,287)
                                                                                              ------------
Commitments, contingencies, and subsequent events
                                                        Total liabilities and stockholders'
                                                        deficit                               $    114,058
                                                                                              ============

See accompanying notes to financial statements.


                                PROFILE TECHNOLOGIES, INC.
                                 Statements of Operations
                        For the years ended June 30, 2004 and 2003

                                                                    2004           2003
                                                                -----------    -----------

Revenues                                                        $   222,579    $   350,919
Cost of revenues                                                    181,611        321,212
                                                                -----------    -----------
                                   Gross profit                      40,968         29,707
                                                                -----------    -----------
Operating expenses:
                  Research and development                          200,406        173,795
                  General and administrative                        867,828        941,893
                                                                -----------    -----------
                                   Total operating expenses       1,068,234      1,115,688
                                                                -----------    -----------
                                   Loss from operations          (1,027,266)    (1,085,981)
Other income                                                          1,762          6,754
Interest income                                                        --                6
Interest expense                                                    139,081         25,374
                                                                -----------    -----------
                                   Net loss                     $(1,164,585)   $(1,104,595)
                                                                ===========    ===========
Basic and diluted net loss per share                            $     (0.21)   $     (0.20)

Shares used to calculate basic and diluted net loss per share     5,472,710      5,439,858


See accompanying notes to financial statements.


                                            PROFILE TECHNOLOGIES, INC.
                                      Statements of Stockholders' Deficit
                                  For the years ended June 30, 2004 and 2003

                                                         Common stock                                             Total
                                                  ---------------------------   Additional                     stockholders'
                                                                                  paid-in       Accumulated       equity
                                                     Shares         Amount        capital         deficit        (deficit)
                                                  ------------   ------------   ------------   ------------    ------------

Balance at June 30, 2002                             4,959,842   $      4,960   $  7,983,338   $ (8,188,943)   $   (200,645)

Issuance of common stock                               480,389            481        335,791           --           336,272
Issuance of common stock in connection with
       loan conversion                                  21,430             21         14,979           --            15,000
Issuance of common stock warrants and options
       for services                                       --             --           15,593           --            15,593
Net loss                                                  --             --             --       (1,104,595)     (1,104,595)
                                                  ------------   ------------   ------------   ------------    ------------

Balance at June 30, 2003                             5,461,661   $      5,462   $  8,349,701   $ (9,293,538)   $   (938,375)

Issuance of common stock for services                   33,000             33          9,017           --             9,050
Issuance of common stock warrants and options
       for services                                       --             --           17,600           --            17,600
Issuance of common stock warrants related to
       the convertible debt                               --             --          185,868           --           185,868
Recording beneficial conversion feature on
       convertible debt                                   --             --          107,155           --           107,155
Net loss                                                  --             --             --       (1,164,585)     (1,164,585)
                                                  ------------   ------------   ------------   ------------    ------------

Balance at June 30, 2004                             5,494,661   $      5,495   $  8,669,341   $(10,458,123)   $ (1,783,287)
                                                  ============   ============   ============   ============    ============


See accompanying notes to financial statements.


                                          PROFILE TECHNOLOGIES, INC.
                                           Statements of Cash Flows
                                  For the years ended June 30, 2004 and 2003

                                                                                         2004           2003
                                                                                     -----------    -----------
Cash flows from operating activities:
                     Net loss                                                        $(1,164,585)   $(1,104,595)
                     Adjustments to reconcile net loss to net cash used in
                           operating activities:
                                 Depreciation and amortization                            98,494        163,675
                                 Impairment loss of assets                                64,008           --
                                 Accreted interest and discount on notes payable
                                   and convertible debt                                   85,523         10,139
                                 Amortization of debt issuance costs                       7,000           --
                                 Gain on disposal of fixed assets                           --           (6,754)
                                 Equity issued for services                               26,650         15,593

                     Changes in assets and liabilities:
                                 Contract work-in-progress                                11,310        (11,310)
                                 Prepaid expenses and other current assets                31,461        (10,330)
                                 Other assets                                               --            7,743
                                 Accounts payable                                         68,288        189,903
                                 Deferred wages                                          236,668         35,158
                                 Accrued professional fees                               (20,345)        94,944
                                 Accrued interest                                         45,186         13,061
                                 Other accrued liabilities                                (7,173)       (91,964)
                                                                                     -----------    -----------
                                        Net cash used in operating activities           (517,515)      (694,737)
                                                                                     -----------    -----------
Cash flows from investing activities:
                     Purchase of equipment                                                (1,820)          --
                     Disposal of fixed assets                                               --            8,690
                                                                                     -----------    -----------
                                      Net cash provided by (used in) investing
                                      activities                                          (1,820)         8,690
                                                                                     -----------    -----------
Cash flows from financing activities:
                     Allocated proceeds from issuance of convertible debt                159,132           --
                     Allocated proceeds from issuance of attached warrants               185,868           --
                     Convertible debt issuance costs                                     (23,600)          --
                     Proceeds from issuance of common stock                                 --          105,022
                     Proceeds from issuance of notes payable to stockholders             257,748        507,511
                                                                                     -----------    -----------
                                      Net cash provided by financing activities          579,148        612,533
                                                                                     -----------    -----------
                                      Increase (decrease) in cash                         59,813        (73,514)
Cash at beginning of year                                                                   --           73,514
                                                                                     -----------    -----------
Cash at end of year                                                                  $    59,813    $      --
                                                                                     ===========    ===========
Non-cash transactions:
                     Issuance of stock previously subscribed                         $      --      $   231,250
                     Conversion of note payable to stock and warrants                       --           15,000
                     Debt discount recorded for beneficial conversion feature            107,155           --


See accompanying notes to the financial statements.

                                                      24

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2004 and 2003

Note 1: Summary of Significant Accounting Policies

   Basis of Presentation

     Profile Technologies, Inc. (the "Company"), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of developing and commercializing potential processes for the nondestructive, noninvasive testing of both above ground and buried pipelines for the effectiveness of pipeline cathodic protecting systems and coating integrity. The Company's future revenues are currently dependent upon the market's acceptance of its sole developed process.

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

   Allowance for Doubtful Accounts

     The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its allowance for doubtful accounts. Account balances are considered past due based on contractual terms and are charged off against the allowance after all means of collection have been exhausted, and the potential for xrecovery is considered remote.

   Research and Development

     Research and development costs are expensed when incurred. During the years ended June 30, 2004 and June 30, 2003, the Company incurred $200,406 and $173,795, respectively on research and development activities.

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2004 and 2003

   Equipment

     Equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of three to seven years.

   Patents

     Patent and related application costs are amortized using the straight-line method over their estimated useful lives of five years.

   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

     The Company did not generate any revenues during the last two quarters of the fiscal year ended June 30, 2004 and has not secured any future revenue generating contracts. Absent future cash flows give rise to the uncertainty of the recoverability of the Company's fixed assets and patents.

     During the quarter ended June 30, 2004, the Company recorded an impairment charge of approximately $64,000 for the write down of its patents and equipment based on management's assessment of fair value. Fair value was determined based on management's analysis of discounted future cash flows and approximate current market value of the assets. The impairment charge is reported in the line item titled, "General and administrative", in the Company's Statements of Operations.

   Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized.

   Major Customers

     All of the Company's revenues were from two customers for the years ended June 30, 2004 and 2003.

     Information related to the Company's customers accounting for the Company's revenues is as follows:

                                           Years ended
                                 June 30, 2004     June 30, 2003
                                    Revenues          Revenues
                                    --------          --------
                Customer A              9%               37%
                Customer B             91%               63%
                                    --------          --------
                        Total         100%              100%
                                    ========          ========

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2004 and 2003


   Net Loss Per Share

     Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss in each of the periods presented, basic and diluted net loss per share is the same.

     Excluded from the computation of diluted loss per share, because their effect would be antidilutive, are warrants and options to acquire 3,578,818 shares of common stock with a weighted average exercise price of $1.58 for the year ended June 30, 2004, and warrants and options to acquire 2,823,818 shares of common stock with a weighted average price of $2.10 for the year ended June 30, 2003. Also excluded from the computation of diluted loss per share for the year ended June 30, 2004, are 690,000 shares of common stock that may be issued upon conversion of the convertible debt under the terms of the 2003 convertible debt offering. Additional potential dilutive securities that were excluded from the diluted loss per share computation are the exchange rights discussed in footnote 7 that could result in options with an exercise price of $1.00 to acquire up to 223,000 shares of common stock for the years ended June 30, 2004 and June 30, 2003.

   Use of Estimates

     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The Company believes that it owns and has the right to use or license all proprietary technology necessary to license and market its products under development. The Company is not aware of the issuance of any patents or the filing of any patent applications, which relate to processes or products which utilize the Company's proprietary technology in a manner which could be similar to or competitive with the Company's products or processes. The Company has no knowledge that it is infringing on any existing patent such that it would be prevented from marketing or licensing products or services currently being developed by the Company.

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2004 and 2003


   Financial Instruments and Concentrations of Credit Risk

     At June 30, 2004, the Company has the following financial instruments: notes payable to stockholders, convertible long-term debt, accounts payable and accrued expenses. The carrying value of these instruments, other than the convertible debt, approximate fair value based on their liquidity. The fair value of the convertible debt was determined as the excess of the proceeds over the fair value of the warrants. Credit is extended to customers based on an evaluation of their financial condition. The Company does not require any collateral.

   Stock-Based Compensation

     The Company has elected to follow the measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options and warrants rather than the alternative fair value accounting provided for by Statements of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock Based Compensation. Compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's option and warrant awards been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                                               For the years ended June 30,
                                                               ----------------------------
                                                                   2004             2003
                                                               -----------    -------------
Net loss:
     As reported                                               $ 1,164,585    $   1,104,595
     Plus: stock-based employee compensation expense
        included in reported net loss                                 --               --
     Less: stock based compensation expense determined under
        fair value based method for all employee rewards            21,600           10,350
                                                               -----------    -------------
Pro forma net loss                                             $ 1,186,185    $   1,114,945
                                                               ===========    =============
Net loss per share:
     Basic and diluted--as reported                            $     (0.21)   $       (0.20)
     Basic and diluted--pro forma                                    (0.22)           (0.20)

     The fair value of option and warrant grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2004: expected volatility of 120%, risk-free interest rates ranging from 3.26% to 3.39%, expected lives of 5 years, and a 0% dividend yield. The weighted average assumptions used for grants in 2003: expected volatility of 120%, risk free interest rate of 3.08%, expected lives of 5 years, and a 0% dividend yield.

     The Company recognizes compensation cost, if any, related to fixed employee awards on an accelerated basis over the applicable vesting period using the methodology described in FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2004 and 2003


   Segment Reporting

     The Company has one operating segment. Revenues consist almost entirely of fees generated from providing testing services. Expenses incurred to date are reported according to their expense category.

     The Company's customers are located in the United States and various foreign countries. However, no revenue has been generated from contracts with customers in foreign countries in 2004 or 2003.

   Recently Issued Accounting Pronouncements

     In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 00-21 ("EITF 00-21"), Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which the vendor will perform multiple revenue generating activities. EITF 00-21 became effective for fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have an impact on the Company's financial position and results of operations.

     In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have an impact on the Company's financial statements.

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2004 and 2003


Note 2: Related Parties

   Notes Payable - Stockholders

     In April 2002, the Company issued a non-interest bearing bridge note payable to an officer in the amount of $15,000, convertible into 21,430 equity units. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. The note was converted to 21,430 equity units in July 2002.

     In April 2002, the Company issued a non-interest bearing bridge note payable to an officer in the amounts of $7,500. The note is payable in full when the Company determines it has sufficient working capital to do so. On September 29, 2002, the officer who was owed the $7,500 died.

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

     As of June 30, 2004, accrued interest of $50,795 and the outstanding principal balance of $792,990 were due and payable. Due to insufficient funds, the Company has not repaid these amounts. Corresponding interest expense related to the Amended Evans Loan was $37,734 and $13,061 for the twelve months ended June 30, 2004 and 2003. All advances from Mr. Evans are convertible into any debt or equity offering by the Company.

     On May 9, 2002, the Company cancelled 150,000 warrants with exercise prices ranging from $3.00 per share to $7.50 per share issued under the terms of a previous loan with Mr. Evans (old warrants), and issued 150,000 five-year warrants with an exercise price of $1.05 per share and an expiration date of May 13, 2007.

     The cancellation of the old warrants is an effective re-pricing and will be accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of June 30, 2004, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2004 and 2003


     As of September 15, 2004, the Company has not made the interest payments due on June 30, 2003, December 31, 2003, and June 30, 2004 and did not repay the outstanding principal balance. As of September 15, 2004, Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

     In September 2002, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Stockholder Loans") payable to two stockholders of the Company. The terms of the Stockholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Stockholder Loans. The Stockholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to re-payment. Each equity unit is comprised of one share of the Company's common stock, with a detachable 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Stockholder Loans are exempt from registration under Section 4(2) of the Securities Act. As of September 15, 2004, neither stockholder had converted either Stockholder Loan into equity units.

     On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on each June 30 and December 31 of each year. The outstanding balance under the 2003 Gemino Note was due and payable in full on December 31, 2003. During the twelve months ended June 30, 2004, Mr. Gemino loaned the Company, net of repayments, an additional $14,223. The 2003 Gemino
Note is exempt from registration under Section 4(2) of the Securities Act. As of June 30, 2004, accrued interest of $2,765 and the outstanding principal balance of $48,270 were due and payable. Corresponding interest expense related to the 2003 Gemino Note was $2,765 for the twelve months ended June 30, 2004. As of September 15, 2004, the Company had not made the interest payments due on June 30, 2003, December 31, 2003, and June 30, 2004 and has not repaid the outstanding principal balance. Mr. Gemino has not made any demand for payment, or exercised any of his remedies under the 2003 Gemino Note.

     The following is a summary of notes payable to stockholders as of June 30, 2004.

                       Amended Evans Loan        $792,990
                       Officer Notes               55,770
                       Stockholder Loans           50,000
                                                 --------

                                         Total   $898,760
                                                 ========

   Royalty Arrangement

     In July 1988, the primary technology rights used by the Company were contributed by Northwood Enterprises Inc. (NEI), a company wholly owned by certain Company stockholders. In exchange for contributing the technology, the

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2004 and 2003


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

Note 3: Income Taxes

     Federal income taxes reported by the Company differ from the amount computed by applying the statutory rate due primarily to an increase in the valuation allowance for deferred tax assets.

     The tax effect of temporary differences that give rise to federal deferred tax assets are comprised of the following at June 30, 2004:

       Deferred tax assets:
            Net operating loss carryforwards                 $ 3,059,794
            Depreciation and amortization                         11,801
            Wages and professional fees                          141,432
            Stock compensation                                   315,061
            Research and development credit carry forwards       101,517
                                                             -----------
                        Gross deferred tax assets              3,629,605

       Less: valuation allowance                              (3,629,605)
                                                             -----------
                        Net deferred tax assets              $      --
                                                             ===========


     The net increase in the valuation allowance for deferred tax assets was $335,605 and $385,000 for the years ended June 30, 2004 and 2003, respectively. The increases were primarily due to net operating loss carry forwards, the realization of which was uncertain.

     For federal income tax purposes, the Company has net operating loss carry forwards at June 30, 2004 available to offset future federal taxable income, if any, of approximately $8,999,395 which begin to expire in 2004 through 2024. In addition, the Company has research and development tax credit carry forwards of approximately $101,517 at June 30, 2004, which are available to offset federal income taxes and begin to expire in 2005.

     The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

     The effects of state income taxes were insignificant for 2004 and 2003.

Note 4: Common Stock

     During the year ended June 30, 2004, the Company recorded stock compensation expense totaling $9,050 for the fair market value of 33,000 shares of common stock issued to third parties in exchange for services. The common stock was valued based on the market price of the Company's common stock, as traded on the NASD's Over the Counter Bulletin Board, on the day of grant.

     During the year ended June 30, 2003, the Company issued 480,389 shares of common stock, at a price of $0.70 per share, with an equal number of attached warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.05 per share until April 4, 2007. The total proceeds from sale of these securities amounted to $336,272. In addition, as discussed in
Note 2, the note from an officer in the amount of $15,000 was converted to 21,430 shares of common stock and an equal number of attached warrants with the same terms described above in July 2002.

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2004 and 2003


Note 5: Stockholders' Equity

Stock Option Plan

     The Company has granted stock options to compensate key employees, consultants, and board members for past and future services. During 1999, the Company adopted a stock option plan (the "Plan"). The Plan provides for both incentive and nonqualified stock options to be granted to employees, officers, directors, and consultants. The Company has reserved 500,000 shares of common stock for option grants under the Plan.

     A summary of stock option-related activity follows:

                                                    Options outstanding
                                                   ---------------------
                                                                Weighted
                                        Shares                  average
                                    available for   Number of   exercise
                                        grant        shares       price
                                      ----------   ----------   --------
        Balance at June 30, 2002         235,000     265,000    $  3.52
        Grants                          (100,000)    100,000       0.55
                                      ----------   ----------
        Balance at June 30, 2003         135,000     365,000       2.70
        Grants                          (150,000)    150,000       0.67
        Expirations                       25,000     (25,000)     10.50
                                      ----------   ----------
        Balance at June 30, 2004          10,000     490,000       1.68
                                      ==========   ==========


     The following is a summary of stock options outstanding, all of which are exercisable at June 30, 2004:


                                    Options outstanding
                         ----------------------------------------
                                            Weighted
                                            average      Weighted
                                           remaining     average
                            Number        contractual    exercise
     Exercise prices     outstanding      life (years)    price
     ---------------     -----------      ------------    -----

         $  0.50            30,000            4.56       $ 0.50
            0.55            90,000            3.75         0.55
            0.70           130,000            4.46         0.70
            1.00           135,000            2.38         1.00
            2.00             5,000            1.68         2.00
            4.00            35,000            1.26         4.00
            5.00            25,000            0.92         5.00
            6.50            40,000            0.72         6.50
                         ----------
         $  0.50 - 6.50    490,000            3.02         1.68
                         ==========

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2004 and 2003


     The Company applies APB Opinion No. 25 and related interpretations in accounting for option grants to employees.

       During the year ended June 30, 2004, the Company recorded stock compensation expense totaling $10,400 for the fair market value of 30,000 options granted to third-parties in exchange for services. The options were valued using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 120%, risk free interest rates ranging from
3.26 % to 3.92%, expected lives of five years, and a 0% dividend yield.

     During the year ended June 30, 2003, the Company recorded stock compensation expense totaling $11,400 for the fair market value of 60,000 options granted to third-parties in exchange for services. The options were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 120%, risk free interest rate of 3.08%, expected lives of five years, and a 0% dividend yield.

     The weighted average fair value per share of the option grants made during the years ended June 30, 2004 and June 30, 2003 were $0.21.

     Warrants

     The Company has granted warrants to compensate key employees, consultants, and board members for past and future services, and as incentives during placements of stock and convertible debt.

     A summary of warrant-related activity follows:

                                               Number of        Weighted
                                               warrants          average
                                              outstanding    exercise price
                                               ----------    --------------
     Outstanding at June 30, 2002               2,232,358       $  2.11
     Grants                                       226,460          1.01
                                               ----------
     Outstanding at June 30, 2003               2,458,818          2.01
     Grants                                       730,000          0.75
     Expirations                                 (100,000)         6.50
                                               ----------
     Outstanding at June 30, 2004               3,088,818          1.57
                                               ==========


     The following is a summary of warrants outstanding, all of which are exercisable at June 30, 2004:

                                            Weighted
                                             average
                                            remaining        Weighted
             Exercise        Number     contractual life     average
              prices      outstanding        (years)      exercise price
              ------      -----------        -------      --------------

        $  0.55 - 1.00       745,000           9.32          $ 0.74
           1.00 - 1.50     1,728,818           2.65            1.05
           3.00 - 3.50       530,000           3.28            3.27
           7.20               65,000           1.72            7.20
           13.50              20,000           3.34           13.50
                          -----------
        $  0.55-13.50      3,088,818           4.34            1.57
                          ===========

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2004 and 2003


     During the year ended June 30, 2004, the Company recorded expense related to warrants totaling $7,200 for the fair market value of 40,000 warrants granted to a third-party in exchange for services. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 120%, risk free interest rate of 3.26%, expected lives of five years, and a 0% dividend yield.

     During 2003, the Company recorded stock compensation expense totaling $4,193 for the fair market value of 10,000 warrants granted to a third party in exchange for services. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility of 120%, risk free interest rate of 3.08%, expected lives of five years, and a 0% dividend yield.

     The weighted average fair value per share of the warrant grants made during the years ended June 30, 2004 and June 30, 2003 were $0.41 and $0.21.

Note 6: Operating Leases

     The Company's research and development facility is located in Ferndale, Washington under a lease that renewed on January 31, 2003 for a one-year term. The lease automatically renews thereafter for one year-terms. The lease may be terminated upon ninety days written notice. The future minimum payments of the lease extension are at the same monthly rate of approximately $2,080 per month as under the terms of the original lease.

     The Company's executive office is located in Manhasset, New York under a lease agreement that is month to month.

     The Company expects to continue to incur costs on leased properties, as the Company has extended such leases in the past or will use alternate facilities.

     Total rent expense under operating leases with third parties was $34,407 and $35,297 during the years ended June 30, 2004 and 2003, respectively.

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2004 and 2003


Note 7: Liquidity

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $10,458,123 through June 30, 2004, and had negative working capital of $1,818,260 as of June 30, 2004. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At June 30, 2004, the Company has accrued approximately $527,476 related to the deferred payment of the salaries and consulting fees of which $383,326 is included under deferred wages and $144,150 in accrued professional fees. On March 18, 2002, the Board of Directors approved a right whereby for each dollar of deferred salary and fees as of that approval date, the employee, officer or director could exchange their deferred amount for an option to purchase two shares of common stock with a five-year term at an exercise price of $1.00 per share. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

   Long-Term Convertible Debt

     On June 19, 2003, the Board of Directors approved the offering (the "2003 Offering") of $1,000,000 in convertible debentures (the "Debentures"). The Debentures are convertible into that number of shares of the Company's common stock equal to the amount of the converted indebtedness divided by $0.50 per share. The Debentures bear interest at a rate of 5% per annum, payable quarterly. Delinquent payments bear interest at a rate of 12% per annum.The Company is required to redeem each Debenture on the 5th anniversary of the date of the Debenture. The Company may, in its discretion, redeem any Debenture at any time prior to the mandatory redemption date of the Debenture by providing no less than 60 days' prior written notice to the holder of the Debenture. Certain events of default will result in the Debentures being redeemable by the Company upon the demand of the holder.

     Upon the purchase of, and for each $0.50 of the Debenture's principal amount, the Company will issue to an investor a warrant (the "Warrant") to purchase one (1) share of the Company's common stock at an exercise price of $0.75 per share. The Warrants will be exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture.

                           Profile Technologies, Inc.
                          Notes to Financial Statements
                             June 30, 2004 and 2003


     As of June 30, 2004, the Company had raised $345,000 from the 2003
Offering.

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants were recorded as paid-in capital, estimated at $185,868. The fair value of the warrants were determined based on an option pricing model with the following assumptions: warrantlives of 10 years, risk free interest rates ranging from 3.74% to 4.72%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a $293,023 discount on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     As of June 30, 2004, accrued interest of $4,688 was unpaid and past due on the Debentures. Accordingly, as of June 30, 2004, the Company was in default on the accrued interest on $137,500 of the total face value of the Debentures. On October 1, 2004, the Company paid all past due interest to cure the default. However, due to the default status as of June 30, 2004 and the uncertainty regarding the Company's ability to remain in compliance with the terms of the Debentures, and thereby preventing a future default, the $137,500 debt in default was classified as a current liability in the June 30, 2004 balance sheet. Additionally, unamortized debt discount of $81,559 and debt issuance costs of $5,200 were written off and were included in interest expenses and "General and administrative" expenses, respectively in the June 30, 2004 statement of operations. The Company recorded interest expense related to the amortization of the Debentures of $3,964 for the year ended June 30, 2004. As of June 30, 2004, the carrying value of the long-term debt debenture was zero, net of the unamortized debt discount of $207,500.

     The Board of Directors approved an extension of the 2003 Offering through October 15, 2004. Subsequent to June 30, 2004, the Company has raised an additional $70,000 from the 2003 Offering. As of September 15, 2004, the Company has raised a total of $415,000 in the 2003 Offering. As of September 15, 2004 four investors had exercised their conversion right under the terms of the Debentures.

Note 8: NASDAQ Delisting

     In June 2001, the Company announced that it received a NASDAQ Staff Determination indicating that the Company failed to comply with the minimum bid price and net tangible asset/shareholder equity requirements of the NASDAQ Marketplace Rules for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities were, therefore, subject to delisting from the NASDAQ Small Cap Market. On August 10, 2001, the NASDAQ Stock Market suspended trading in the Company's common stock. Effective Monday, August 13, 2001, the Company began trading on the Over the Counter Bulletin Board under the symbol PRTK.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A  Controls and Procedures.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The Company's executive officers, including the Company's Chief Executive Officer, who also serves as Chief Financial Officer, and the Chief Operating Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. These executives have designed such controls to ensure that all material information related to the Company is made known to them by others within the organization. As of June 30, 2004, the Company's Chief Executive Officer and Chief Operating Officer completed an evaluation of the Company's disclosure controls and procedures and have determined that such disclosure controls and procedures are functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that require modification. There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III


Item 9. Directors and Executive Officers.

Directors, Executive Officers, Promoters and Control Persons

     The information regarding directors contained under the caption "Proposal
One: Election of Directors" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to November 4, 2004, is incorporated herein by reference.

Executive Officers of the Company

     In addition to Murphy Evans and Henry Gemino, who also serve as directors, the following constitutes the executive officer of the Company:

                                   Positions Held and Principal
            Name        Age     Occupations During the Past 5 Years
            ----        ---     -----------------------------------

     Philip L. Jones     62     Mr. Jones has served as the Chief Operating
                                Officer and Executive Vice President for the
                                Company during the past four years. Previous to his employment with the Company, he provided energy consulting services to certain utility companies for a period of one year. Prior to that time, Mr. Jones held various executive positions with Consolidated Natural Gas Company before retiring in April 2000.

Compliance with Section 16(a) of the Exchange Act

     The information regarding reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to November 4, 2004, is incorporated herein by reference.

Code of Ethics

     The Company has adopted a Code of Ethics applicable to its chief executive officer, chief operating officer, chief financial officer, president and other finance leaders. A copy of the Code of Ethics may be obtained by any person without charge, upon request, by contacting the principle office of the Company.

Audit Committee

     The information contained under the caption "Board of Directors and Committees" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to November 4, 2004, is incorporated herein by reference.

Item 10. Executive Compensation.

     The information contained under the caption "Executive Compensation" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to November 4, 2004, is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to November 4, 2004, is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of the Company's existing equity compensation plans, as of June 30, 2004.

-----------------------------------------------------------------------------------------
                                                                            Number of
                                                                            securities
                                                                            remaining
                                                                          available for
                                       Number of                         future issuance
                                    securities to be   Weighted-average    under equity
                                      issued upon      exercise price      compensation
                                      exercise of      of outstanding    plans (excluding
                                      outstanding         options,          securities
                                   options, warrants    warrants and       reflected in
                                       and rights          rights          column (a))
-----------------------------------------------------------------------------------------
                                          (a)               (b)                (c)
-----------------------------------------------------------------------------------------
Equity compensation plans               490,000             $1.68             10,000
approved by security holders (1)
-----------------------------------------------------------------------------------------
Equity compensation plans not         1,225,000(3)          $2.55              N/A
approved by security holders(2)
-----------------------------------------------------------------------------------------
              Total                   1,715,000             $2.30             10,000
-----------------------------------------------------------------------------------------

(1)  Consists of grants under the Company's 1999 Stock Plan.

(2) Consists of grants under individual compensation arrangements approved separately by the Board of Directors and are not part of any written or formal plan under which the Company will be obligated to issue equity compensation in the future.

(3) Consists of the following compensatory warrants: (A) 15,000 warrants at $0.55 per share, expiring on December 9, 2007, (B) 40,000 warrants at $0.70 per share, expiring on December 16, 2008, (C) 60,000 warrants at $1.00 per share, of which 5,000 expire on February 15, 2005, 5,000 expire on May 13, 2005 and 50,000 expire on January 2, 2007, (D) 150,000 warrants at $1.05 per share, expiring on March 18, 2007, (E) 305,000 warrants at $1.125 per share, expiring on October 31, 2007. (F) 40,000 warrants at $1.50 per share, expiring on October 31, 2007. (G) 245,000 warrants at $3.00 per share, of which 10,000 expire on October 31, 2004 and 235,000 expire on October 31, 2007, (H) 285,000 warrants at $3.50 per share, expiring on October 31, 2007, (I) 65,000 warrants at $7.20 per share, of which 35,000 expire on October 31, 2004 and 30,000 expire on October 31, 2007, and (J) 20,000 warrants at $13.50 per share, expiring on October 31, 2007.

Item 12. Certain Relationships and Related Transactions.

     The information contained under the caption "Certain Relationship and Related Transactions" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to November 4, 2004, is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits.      The following exhibits were filed with or incorporated by
                    reference into this report.

     Exhibit No.    Description of Exhibit
     -----------    ----------------------

     Exhibit 3.i    Articles of Incorporation (incorporated by reference to
                    Exhibit 3.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 3.ii   Bylaws of the Company (incorporated by reference to Exhibit
                    3.3 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 3.iii Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement filed with the Commission on October 28, 2002).

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

     Exhibit 10.3 Loan Amendment and Promissory Note dated March 6, 2003, by and between the Company and Murphy Evans (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 20, 2003).

     Exhibit 10.4 Lease Agreement dated January 26, 2001 by and between the Company and Fatum LLC.

     Exhibit 10.5 Lease Extension dated February 26, 2003 by and between the Company and Fatum LLC.

     Exhibit 10.6 Royalty Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 10.7   Assignment of Patent Rights (incorporated by reference to
                    Exhibit 10.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 10.8 ConocoPhillips Alaska, Inc., Contract No. AK 990156, Amendment No. 3 dated February 1, 2003, by and between the Company and ConocoPhillips Alaska, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 20, 2003).

     Exhibit 10.9   1999 Stock Option Plan.

     Exhibit 14     Code of Ethics.

     Exhibit 23     Consent of Independent Registered Public Accounting Firm.

     Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company.

     Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Philip L. Jones, as Chief Operating Officer and Executive Vice President of the Company.

     Exhibit 32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company.

     Exhibit 32.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Philip L. Jones, as Chief Operating Officer and Executive Vice President of the Company.

(b) Reports on Form 8-K. The Company did not file a Form 8-K during the last quarter of its fiscal year 2004.

Item 14. Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to the section entitled "Independent Accountant Fees" in the Company's Proxy Statement for the 2004 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission prior to November 4, 2004.

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

                                            PROFILE TECHNOLOGIES, INC.



                                            By /s/ Henry E. Gemino
                                            ------------------------------------
                                            Henry E. Gemino
                                            Chief Executive Officer
                                            and Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the dates indicated:

Signature                          Title             Date
---------                          -----             ----

/s/Charles Christenson              Director         October 11, 2004
----------------------
Charles Christenson

/s/Murphy Evans                     Director         October 11, 2004
---------------
Murphy Evans

/s/Henry E. Gemino                  Director         October 11, 2004
------------------
Henry E. Gemino

/s/William A. Krivsky               Director         October 11, 2004
---------------------
William A. Krivsky