Form 10QSB
period 2004-09-30
PROFILE TECHNOLOGIES INC
filed 2004-11-15
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]                   QUARTERLY REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                               September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

As of October 31, 2004, the number of shares outstanding of the issuer's common stock, the only class of common equity, were 5,555,705.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                TABLE OF CONTENTS

Description                                                          Page Number
--------------------------------------------------------------------------------

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Condensed Balance Sheet (Unaudited) -
              At September 30, 2004............................................3

         Condensed Statements of Operations (Unaudited) -
              Three Months Ended September 30, 2004 and 2003...................4

         Condensed Statements of Cash Flows (Unaudited) -
              Three Months Ended September 30, 2004 and 2003...................5

         Notes to Condensed Financial Statements (Unaudited)...................6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................10

     Item 3.  Controls and Procedures.........................................16

PART II. OTHER INFORMATION

     Item 1.  Legal Proceeding................................................16

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....16

     Item 3.  Defaults Upon Senior Securities.................................16

     Item 4.  Submission of Matters to Vote of Shareholders...................17

     Item 5.  Other Information...............................................17

     Item 6.  Exhibits and Reports on Form 8-K................................17

SIGNATURES....................................................................19

CERTIFICATIONS................................................................20

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                           PROFILE TECHNOLOGIES, INC.
                            Condensed Balance Sheet
                                   (unaudited)
                                                                   September 30,
                              Assets                                   2004
                                                                   ------------
Current assets:
    Cash                                                           $     29,717
    Prepaid expenses and other current assets                            30,544
                                                                   ------------

                   Total current assets                                  60,261
                                                                   ------------

Equipment, net of accumulated depreciation                               13,519
Deferred financing fees                                                  13,490
Other Assets                                                              2,415
                                                                   ------------

                  Total assets                                     $     89,685
                                                                   ============

               Liabilities and Stockholders' Deficit
Current liabilities:
    Accounts payable                                               $    276,255
    Notes payable to stockholders                                       904,781
    Current portion of convertible debt                                 137,500
    Deferred wages                                                      465,064
    Accrued professional fees                                           154,650
    Accrued interest                                                     73,437
    Other accrued liabilities                                            14,994
                                                                   ------------

                   Total current liabilities                          2,026,681
                                                                   ------------

Long-term convertible debt, net of unamortized discount of
$192,496 at September 30, 2004                                                4

Stockholders' deficit:
    Common stock, $0.001 par value.  Authorized 15,000,000
       shares; issued and outstanding 5,494,661 shares at
       September 30, 2004                                                 5,495
    Additional paid-in capital                                        8,824,863
    Accumulated deficit                                             (10,767,358)
                                                                   ------------

                   Total stockholders' deficit                       (1,937,000)
                                                                   ------------

Commitments, contingencies and subsequent events

         Total liabilities and stockholders' deficit               $     89,685
                                                                   ============

            See accompanying notes to condensed financial statements

                           PROFILE TECHNOLOGIES, INC.
                       Condensed Statements of Operations
                                   (unaudited)


                                                     For the three months ended
                                                            September 30,
                                                         2004           2003
                                                     -----------    -----------


Revenues                                             $      --      $   136,150
Cost of revenues                                            --          124,948
                                                     -----------    -----------

         Gross profit                                       --           11,202
                                                     -----------    -----------

Operating expenses:
           Research and development                       22,870         42,348
           General and administrative                    180,601        218,529
                                                     -----------    -----------
         Total operating expenses                        203,472        260,877
                                                     -----------    -----------

         Loss from operations                           (203,472)      (249,675)
                                                     -----------    -----------

Other income                                                --            1,762
Interest expense                                         105,763         10,952
                                                     -----------    -----------
                          Net loss                   $  (309,235)   $  (258,865)
                                                     ===========    ===========

Basic and diluted net loss per share                 $     (0.06)   $     (0.05)
Shares used to calculate basic and diluted net
loss per share                                         5,494,661      5,494,661

See accompanying notes to condensed financial statements


                                      PROFILE TECHNOLOGIES, INC.
                                  Condensed Statements of Cash Flows
                                              (unaudited)
                                                                                For the three months ended
                                                                                       September 30,
                                                                                     2004         2003
                                                                                  ---------    ---------
Cash flows from operating activities:
    Net loss                                                                      $(309,235)   $(258,865)
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                               2,439       29,707
          Accreted interest and discount on notes payable and convertible debt            4         --
          Amortization of debt discount included in interest expense                 85,522         --
          Amortization of debt issuance costs                                         3,110         --
          Changes in assets and liabilities:
            Contract work-in-progress                                                  --        (50,440)
            Accounts receivable                                                        --        (53,825)
            Prepaid expenses and other current assets                               (11,272)      34,423
            Other assets                                                               --          6,643
            Accounts payable                                                         18,064       63,749
            Deferred wages                                                           81,738      161,250
            Accrued professional fees                                                10,500     (100,165)
            Accrued interest                                                         15,190        8,985
            Other accrued liabilities                                                (2,177)     (10,000)
                                                                                  ---------    ---------

                  Net cash used in operating activities                            (106,117)    (175,181)
                                                                                  ---------    ---------

Cash flows from investing activities:
    Purchase of equipment                                                              --         (1,820)
                                                                                  ---------    ---------

                  Net cash used in investing activities                                --         (1,820)
                                                                                  ---------    ---------

Cash flows from financing activities:
    Allocated proceeds from issuance of convertible debt                             32,185       12,987
    Allocated proceeds from issuance of warrants attached to convertible debt        37,815       12,013
    Proceeds from issuance of notes payable to stockholders                           6,021      152,001
                                                                                  ---------    ---------

                  Net cash provided by financing activities                          76,021      177,001
                                                                                  ---------    ---------

                  Increase (decrease) in cash                                       (30,096)        --

Cash at beginning of the period                                                      59,813         --
                                                                                  ---------    ---------

Cash at end of the period                                                         $  29,717    $    --
                                                                                  =========    =========


Supplementary disclosure of cash flow information:

    Debt discount recorded for beneficial conversion feature                      $  32,185    $   7,013


                            See accompanying notes to condensed financial statements

                                                    5

                            PROFILE TECHNOLOGIES, INC
                               September 30, 2004
               Notes to Condensed Financial Statements (Unaudited)

1. Description of Business

     Profile Technologies, Inc. (the "Company"), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of researching and developing a high speed scanning process, which is nondestructive and noninvasive, to test remotely buried, encased and insulated pipelines for corrosion, utilizing electromagnetic waves.

2. Basis of Presentation

     The unaudited interim condensed financial statements and related notes of the Company have been prepared pursuant to the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such instructions. The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, the Company evaluates its estimates, including contract revenue recognition and impairment of long-lived assets. Actual results and outcomes may differ materially from these estimates and assumptions.

     The condensed financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2004. The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

3. Significant Accounting Policies

   Contract Revenue Recognition

     The Company recognizes revenue from service contracts using the percentage of completion method of accounting. Contract revenues earned are measured using either the percentage of contract costs incurred to date to total estimated contract costs or, when the contract is based on measurable units of completion, revenue is based on the completion of such units. This method is used because management considers total cost or measurable units of completion to be the best available measure of progress on contracts. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used may change in the near term.

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

   Research and Development

     Research and development costs are expensed when incurred.

   Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company reviews long-lived assets, such as equipment, and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

   Valuation of Warrants and Options

     The Company estimates the value of warrants and option grants using a Black-Scholes pricing model based on management assumptions regarding the expected volatility and risk free interest rates.

4. Stock Based Compensation

     The Company has elected to follow the measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for by Statements of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock Based Compensation. Compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company did not grant any stock options to employees during the three months ended September 30, 2004 and September 30, 2003 so net loss as reported is the same as the Company's pro forma net loss as determined in accordance with SFAS No. 123. Therefore, no reconciliation in accordance with SFAS No. 123 is required to be presented.

5. Net Loss Per Share

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

     Excluded from the computation of diluted loss per share for the three months ended September 30, 2004, because their effect would be antidilutive, are options and warrants to acquire 3,718,818 shares of common stock with a weighted-average exercise price of $1.55 per share. Excluded also from the computation of diluted loss per share for the three months ended September 30, 2003, because their effect would be antidilutive, are options and warrants to acquire 2,963,817 shares of common stock with a weighted-average exercise price of $2.25 per share. For the three months ended September 30, 2004 and 2003, additional potential dilutive securities that were excluded from the diluted loss per share computation are the exchange rights discussed in footnote 7 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at September 30, 2004 and September 30, 2003.

6. Notes Payable - Stockholders

     In April 2002, the Company issued a non-interest bearing bridge note payable to an officer of the Company in the amount of $15,000, convertible into 21,430 equity units. Each equity unit is comprised of one share of common stock accompanied by a detachable five-year warrant to purchase an additional share of common stock with an exercise price of $1.05. The note was converted to 21,430 equity units in July 2002.

     In April 2002, the Company issued a non-interest bearing bridge note payable to an officer of the Company in the amount of $7,500. The note is payable in full when the Company determines it has sufficient working capital to do so. On September 29, 2002, the officer who was owed the $7,500 died.

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

     Accrued interest and the outstanding principal balance of the Amended Evans Loan were $61,525 and $809,490, respectively as of September 30, 2004 and $50,795 and $792,990, respectively as of June 30, 2004. Due to insufficient funds, the Company has not repaid these amounts. Corresponding interest expense related to the Amended Evans Loan was $10,730 and $8,639 for the three months ended September 30, 2004 and 2003, respectively. All advances from Mr. Evans are convertible into any debt or equity offerings made by the Company.

     On May 9, 2002, the Company cancelled 150,000 warrants held by Mr. Evans with exercise prices ranging from $3.00 per share to $7.50 per share issued under the terms of a previous loan with Mr. Evans ("Old Warrants"), and issued to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05 per share, which expire on May 13, 2007.

     The cancellation of the Old Warrants is an effective re-pricing and will be accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of September 30, 2004, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.

     As of November 15, 2004, the Company has not made the interest payments due on the Amended Evans Loan on June 30, 2003, December 31, 2003, and June 30, 2004, and did not repay the outstanding principal balance. Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.


     In September 2002, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Stockholder Loans") payable to two stockholders of the Company. The terms of the Stockholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Stockholder Loans. The Stockholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to re-payment. Each equity unit is comprised of one share of the Company's common stock, with a detachable 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. The Stockholder Loans are exempt from registration under Section 4(2) of the Securities Act. Neither stockholder has converted either Stockholder Loan into equity units.

     On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on June 30 and December 31 of each year. The outstanding balance under the 2003 Gemino Note was due and payable in full on December 31, 2003. During the three months ended September 30, 2004, the Company repaid Mr. Gemino $10,479. The 2003 Gemino Note is exempt from registration under Section 4(2) of the Securities Act. As of September 30, 2004, accrued interest of $3,316 and the outstanding principal balance of $37,791 on the 2003 Gemino Note were due and payable. Corresponding interest expense related to the 2003 Gemino Note was $552 for the three months ended September 30, 2004. As of November 15, 2004, the Company had not made the interest payments due on June 30, 2003, December 31, 2003, and June 30, 2004 and has not repaid the outstanding principal balance. Mr. Gemino has not made any demand for payment, or exercised any of his remedies under the 2003 Gemino Note.

     The following is a summary of notes payable to stockholders as of September 30, 2004.

            Amended Evans Loan                             $809,490
            2003 Gemino Note                                 37,791
            Deceased Officer Note                             7,500
            Stockholder Loans                                50,000
                                                           --------

                        Total                              $904,781
                                                           ========

7. Liquidity and Subsequent Events

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $10,767,358 through September 30, 2004 and had negative working capital of $1,966,420 as of September 30, 2004. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September 30, 2004, the Company has accrued approximately $619,714 related to the deferred payment of salaries and professional fees of which $465,064 is included under deferred wages and $154,650 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

     Long-Term Convertible Debt

     On June 19, 2003, the Board of Directors approved the offering (the "2003 Offering") of $1,000,000 in convertible debentures (the "Debentures"). The Debentures are convertible into that number of shares of the Company's common stock equal to the amount of the converted indebtedness divided by $0.50 per share. The Debentures bear interest at a rate of 5% per annum, payable quarterly. Delinquent interest payments bear interest at a rate of 12% per annum. The Company is required to redeem each Debenture on the 5th anniversary of the date of the Debenture. The Company may, in its discretion, redeem any Debenture at any time prior to the mandatory redemption date of the Debenture by providing no less than 60 days' prior written notice to the holder of the Debenture. Certain events of default will result in the Debentures being redeemable by the Company upon demand of the holder.

     Upon the purchase of, and for each $0.50 of the Debenture's principal amount, the Company will issue to an investor a warrant (the "Warrant") to purchase one (1) share of the Company's common stock at an exercise price of $0.75 per share. The Warrants will be exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture.

     As of September 30, 2004, the Company had raised $415,000 from the 2003 Offering.

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants were recorded as paid-in capital, estimated at $223,684. The fair value of the warrants were determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 3.74% to 4.72%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a $363,023 discount on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     As of September 30, 2004, accrued interest on the Debentures was $8,596. As of June 30, 2004, accrued interest of $4,688 was unpaid and past due on the Debentures. Accordingly, as of June 30, 2004, the Company was in default on the accrued interest on $137,500 of the total face value of the Debentures. On October 1, 2004, the Company paid all past due interest to cure the default. However, due to the default status as of June 30, 2004 and the uncertainty regarding the Company's ability to remain in compliance with the terms of the Debentures, and thereby preventing a future default, the $137,500 debt in default was classified as a current liability on the June 30, 2004 balance sheet. The Company recorded interest expense related to the amortization of the discount on the Debentures of $4 and $0 for the three months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 the carrying value of the long-term debt debenture was $4, net of unamortized debt discount of $192,496. As of June 30, 2004, the carrying value of the long-term debt debenture was zero, net of the unamortized debt discount of $207,500.

     During the three months ended September 30, 2004, four investors exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $85,522 at the conversion date was recognized as interest expense.

     The Board of Directors approved an extension of the 2003 Offering through December 15, 2004. Subsequent to September 30, 2004, the Company has raised $20,000 from the 2003 Offering.

     On November 1, 2004, the Company entered into a two-year consulting agreement ("Consulting Agreement") with a firm ("Consultant") to provide consulting services and assist in obtaining additional financing. As compensation, upon execution of the Consulting Agreement, the Company issued 100,000 restricted shares of common stock to the Consultant. Based on valuation methods, the Company estimates the value of these restricted shares to be $35,000 at the execution date.

8. NASDAQ Delisting

     In June 2001, the Company announced that it received a Nasdaq Staff Determination, indicating that the Company failed to comply with the minimum bid price and net tangible asset/shareholder equity requirements of the Nasdaq Marketplace Rules for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market. On August 10, 2001, the Nasdaq Stock Market suspended trading in the Company's common stock. Effective August 13, 2001, the Company began trading on the Over the Counter Bulletin Board under the symbol PRTK.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Profile Technologies, Inc. (the "Company"), a Delaware corporation, was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of researching and developing a high speed scanning process, which is nondestructive and noninvasive, to test remotely buried, encased and insulated pipelines for corrosion, utilizing electromagnetic waves. The Company's electromagnetic wave ("EMW") inspection process is a patented process of analyzing the waveforms of electrical impulses in a way that extracts point-to-point information along a segment of pipeline to illustrate the integrity of the entire pipeline. This process involves sending electromagnetic pulses along the pipe being tested from either one (Single-Pulse) or two (Dual-Pulse) directions. In Dual-Pulse, the intersecting point between the two-pulser locations is moved down the pipe being tested by computerized delays of one pulse. In Dual-Pulse mode, one or more of the modified pulses is analyzed to determine whether an anomaly exists at the intersecting location and whether such anomaly is likely to be identified with corrosion or some other pipeline feature.

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

     On December 15, 2003, the U.S Department of Transportation ("DOT") issued regulations under the Pipeline Safety Improvement Act of 2002 requiring regulated companies to gather baseline integrity data on pipelines in so-called "high consequence areas" ("HCA's") (e.g., populated areas) initially over a ten-year period and then every seven years thereafter. Based on consultations with industry representatives, the Company believes that its new buried pipe inspection hardware, if it performs as anticipated, will provide such regulated companies with a superior tool for gathering required baseline integrity data.

     Pending the deployment of its new hardware and the receipt of new contracts, and in an effort to reduce its out-of-pocket expenses to the lowest practicable level, the Company has furloughed all of its field crews. If and when commercial contracts are obtained, the Company may re-hire former crew personnel or may hire and train new crews.


Revenues

     The Company derives revenue solely from the sale of the EMW inspection technology service. The Company relies upon several employees, including the Chief Executive Officer and the Chief Operating Officer for the Company's sales functions. The Company relies solely upon the employees of the Company to conduct its sales activities.

     The Company did not have revenues during the three months ended September 30, 2004. During the three months ended September 30, 2003, all of the Company's revenues were attributable to two customers. These customers individually accounted for 15% and 85% of revenues.

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

     Revenues for the three months ended September 30, 2004 were $0, a decrease of $136,150, or 100% as compared to $136,150 for the three months ended September 30, 2003. The Company did not generate any revenues during the three months ended September 30, 2004 because during calendar year 2003, the Company's Alaska customers completed a five-year program of inspecting road-crossings and caribou crossings. Upon completion of this initial program, the inspections were not budgeted for. Revenues generated during the quarter ended September 30, 2003 were derived from the work performed on the North Slope of Alaska under the initial program.

     Cost of revenues for the three months ended September 30, 2004 were $0, a decrease of $124,948, or 100% as compared to $124,948 for the three months ended September 30, 2003. During the three months ended September 30, 2004, the Company did not have any employees working in the field because the Company did not have any revenue generating contracts during this period. Additionally, during the quarter ended June 30, 2004, the Company recorded an impairment charge of $64,000 for the write-down of the Company's fixed assets. Previously, depreciation expense related to equipment used in the field was reported as cost of revenues.

     The Company did not have a gross profit or loss for the three months ended September 30, 2004. The Company generated a gross profit of $11,202 for the three months ended September 30, 2003. The decrease in gross profit is due to the completion of the inspection program on the North Slope of Alaska during calendar year 2003.

     Research and development expenses for the three months ended September 30, 2004 were $22,870, a decrease of $19,478, or 46% as compared to $42,348 for the three months ended September 30, 2003. Due to the decrease in the overall work scope, the Company furloughed several key employees during the quarter ended March 31, 2004 who were previously spending time on research and development activities and revenue generating contracts. Payroll expenses related to these employees were previously classified as research and development expenses and cost of revenues.

     General and administrative expenses for the three months ended September 30, 2004 were $180,601, a decrease of $37,928, or 17% as compared to $218,529 for the three months ended September 30, 2003. The decrease is predominantly due to a reduction in compensation and benefits expense as a result of the furlough of certain employees during the quarter ended March 31, 2004. Additionally, certain equipment and patents were fully amortized during the quarter ended June 30, 2004. As a result, depreciation and amortization for the three months ended September 30, 2004 was approximately $27,000 less than for the three months ended September 30, 2003.


     Loss from operations for the three months ended September 30, 2004 was $203,472, a decrease of $46,203, or 19% as compared to $249,675 for the three months ended September 30, 2003. The decrease is primarily due to a reduction in operating expenses as discussed above.

     Interest expense for the three months ended September 30, 2004 was $105,763, an increase of $94,811, or 866% as compared to $10,952 for the three months ended September 30, 2003. The increase is partially due to interest accrued on the notes payable to stockholders and the convertible debentures as well as the accreted interest on the convertible debentures as described in the Liquidity and Capital Resources section below. Additionally, during the quarter ended September 30, 2004, four investors exercised their conversion right under the terms of the Convertible Debentures. The convertible debt includes a beneficial conversion feature. As such, the Company recorded interest expense of $85,522 during the quarter ended September 30, 2004 to expense the unamortized debt discount remaining at the date of conversion.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $10,767,358 through September 30, 2004, and had negative working capital of $1,966,420 as of September 30, 2004. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September 30, 2004, the Company has accrued approximately $619,714 related to the deferred payment of salaries and professional fees of which $465,064 is included under deferred wages and $154,650 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

     Long-Term Convertible Debt

     On June 19, 2003, the Board of Directors approved the offering (the "2003 Offering") of $1,000,000 in convertible debentures (the "Debentures"). The Debentures are convertible into that number of shares of the Company's common stock equal to the amount of the converted indebtedness divided by $0.50 per share. The Debentures bear interest at a rate of 5% per annum, payable quarterly. Delinquent interest payments bear interest at a rate of 12% per annum. The Company is required to redeem each Debenture on the 5th anniversary of the date of the Debenture. The Company may, in its discretion, redeem any Debenture at any time prior to the mandatory redemption date of the Debenture by providing no less than 60 days' prior written notice to the holder of the Debenture. Certain events of default will result in the Debentures being redeemable by the Company upon demand of the holder.

     Upon the purchase of, and for each $0.50 of the Debenture's principal amount, the Company will issue to an investor a warrant (the "Warrant") to purchase one (1) share of the Company's common stock at an exercise price of $0.75 per share. The Warrants will be exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture.

     As of September 30, 2004, the Company had raised $415,000 from the 2003 Offering.

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants were recorded as paid-in capital, estimated at $223,684. The fair value of the warrants were determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 3.74% to 4.72%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a $363,023 discount on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     As of September 30, 2004, accrued interest on the Debentures was $8,596. As of June 30, 2004, accrued interest of $4,688 was unpaid and past due on the Debentures. Accordingly, as of June 30, 2004, the Company was in default on the accrued interest on $137,500 of the total face value of the Debentures. On October 1, 2004, the Company paid all past due interest to cure the default. However, due to the default status as of June 30, 2004 and the uncertainty regarding the Company's ability to remain in compliance with the terms of the Debentures, and thereby preventing a future default, the $137,500 debt in default was classified as a current liability on the June 30, 2004 balance sheet. The Company recorded interest expense related to the amortization of the discount on the Debentures of $4 and $0 for the three months ended September 30, 2004 and 2003, respectively. As of September 30, 2004 the carrying value of the long-term debt debenture was $4, net of unamortized debt discount of $192,496. As of June 30, 2004, the carrying value of the long-term debt debenture was zero, net of the unamortized debt discount of $207,500.

     During the three months ended September 30, 2004 four investors exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $85,522 at the conversion date was recognized as interest expense.

     The Board of Directors approved an extension of the 2003 Offering through December 15, 2004. Subsequent to September 30, 2004, the Company has raised $20,000 from the 2003 Offering.

     The Company's other contractual obligations consist of commitments under deferred wages and accrued professional fees, payments under an operating lease, and repayment of loans payable to certain officers, directors and stockholders. As of September 30, 2004, deferred wages and accrued professional fees were $619,714. The salaries and professional fees will continue to be deferred until the Company has sufficient resources to pay the amounts owed, or the employees, officers, or directors exchange such amounts as described above.

     As of September 30, 2004, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $904,781. The terms of the various notes are described above under "Note 6: Notes Payable - Stockholders."

     As of September 30, 2004, the Company has future minimum lease payments of approximately $8,320 under its operating lease.

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

Off Balance Sheet Arrangements

None

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The Company's executive officers, including the Company's Chief Executive Officer, who also serves as Chief Financial Officer, and the Chief Operating Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. These executives have designed such controls to ensure that all material information related to the Company is made known to them by others within the organization. As of September 30, 2004, the Company's Chief Executive Officer and Chief Operating Officer completed an evaluation of the Company's disclosure controls and procedures, and such evaluation has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's periodic filings with the SEC. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that require modification, other than as disclosed in the Form 8-K filed on November 9, 2004. There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation that occurred during the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     During the three months ended September 30, 2004, the Company raised $70,000 from the 2003 Offering (see "Note 7. Liquidity and Subsequent Events, Long-Term Convertible Debt" in the "Notes to Condensed Financial Statements"), convertible into 140,000 shares of the Company's common stock. Under the terms of the 2003 Offering, during the three months ended September 30, 2004, the Company also granted investors 140,000 warrants to purchase one (1) share of the Company's common stock at an exercise price of $0.75 per share.

Item 3. Defaults Upon Senior Securities.

     As of September 30, 2004, the outstanding principal balance of the Amended Evans Loan (see "Note 6. Notes Payable - Stockholders" in the "Notes to Condensed Financial Statements") was equal to $809,490. As of November 15, 2004, the Company has not made the interest payments in the amounts of $13,061, $17,692, and $20,043, which were due and payable to Mr. Evans on June 30, 2003,

December 31, 2003, and June 30, 2004, respectively. As of September 30, 2004, the Company's total arrearage under the Amended Evans Loan with respect to accrued interest payments was equal to $61,525. As of November 15, 2004, Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

     As of September 30, 2004, the outstanding principal balance of the 2003 Gemino Note (see "Note 6. Notes Payable - Stockholders" in the "Notes to Condensed Financial Statements") was equal to $37,791. As of November 15, 2004, the Company has not made the interest payments in the amounts of $0, $1,334, and $1,430, which were due and payable to Mr. Gemino on June 30, 2003, December 31, 2003, and June 30, 2004, respectively. As of September 30, 2004, the Company's total arrearage on the 2003 Gemino Note with respect to accrued interest payments was equal to $3,316. As of November 15, 2004, Mr. Gemino has not made any demand for payment, or exercised any of his remedies, under the 2003 Gemino Note.

     As of September 30, 2004, accrued interest on the Debentures (see "Note 7. Liquidity and Subsequent Events, Long-Term Convertible Debt" in the "Notes to Condensed Financial Statements") was $8,596, of which $4,905 was considered past due. On October 1, 2004, the Company paid all past due interest to cure the default.

Item 4. Submission of Matters to a Vote of Shareholders.

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

  Exhibit 10.4 Lease Agreement dated January 26, 2001 by and between the Company and Fatum LLC (incorporated by reference to Exhibit
                     10.4 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

  Exhibit 10.5 Lease Extension dated February 26, 2003 by and between the Company and Fatum LLC (incorporated by reference to Exhibit
                     10.5 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

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

  Exhibit 10.9       1999 Stock Option Plan (incorporated by reference to
                     Exhibit 10.9 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).


  Exhibit 14 Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

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



                                           PROFILE TECHNOLOGIES, INC.
                                           --------------------------
                                           (Registrant)



Date: November 15, 2004                    /s/ Henry E. Gemino
                                           -------------------------------------
                                           Henry E. Gemino
                                           Chief Executive Officer and
                                           Chief Financial Officer