Form 10QSB
period 2004-12-31
PROFILE TECHNOLOGIES INC
filed 2005-02-14
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended:
                                December 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2005, the number of shares outstanding of the issuer's common stock, the only class of common equity, were 5,795,705.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]


                                  TABLE OF CONTENTS

Description                                                               Page Number
-------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

         Condensed Balance Sheet (Unaudited) -
              At December 31, 2004..................................................3

         Condensed Statements of Operations (Unaudited) -
              Three Months Ended and Six Months Ended December 31, 2004 and 2003....4

         Condensed Statements of Cash Flows (Unaudited) -
              Six Months Ended December 31, 2004 and 2003...........................5

         Notes to Condensed Financial Statements (Unaudited)........................6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................11

     Item 3.  Controls and Procedures..............................................17

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings....................................................17

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........17

     Item 3.  Defaults Upon Senior Securities......................................18

     Item 4.  Submission of Matters to a Vote of Shareholders......................18

     Item 5.  Other Information....................................................19

     Item 6.  Exhibits and Reports on Form 8-K.....................................19

SIGNATURES.........................................................................21

CERTIFICATIONS.....................................................................22



PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                            PROFILE TECHNOLOGIES, INC.
                             Condensed Balance Sheet
                                   (unaudited)


                                                                       December 31,
                                                                           2004
                                                                       ------------
                                     Assets

Current assets:
          Cash                                                         $     29,202
          Prepaid expenses and other current assets                          19,649
                                                                       ------------

                  Total current assets                                       48,851
                                                                       ------------

Equipment, net of accumulated depreciation                                   11,752
Deferred financing fees                                                      12,780
Other assets                                                                  2,415
                                                                       ------------

                  Total assets                                         $     75,798
                                                                       ============

                      Liabilities and Stockholders' Deficit

Current Liabilities:
          Accounts payable                                             $    274,306
          Notes payable to stockholders                                     911,881
          Current portion of convertible debt                               137,500
          Deferred wages                                                    532,139
          Accrued professional fees                                         161,720
          Accrued interest                                                   80,814
          Other accrued expenses                                             14,344
                                                                       ------------

                  Total current liabilities                               2,112,704
                                                                       ------------

Long-term convertible debt, net of unamortized discount of $265,486
          at December 31, 2004                                                   14

Stockholders' deficit:
          Common stock, $0.001 par value.  Authorized 25,000,000
                  shares; issued and outstanding 5,695,705 shares at
                  December 31, 2004                                           5,696
          Common stock issuable; 100,000 shares                                 100
          Additional paid-in capital                                      8,962,562
          Accumulated deficit                                           (11,005,278)
                                                                       ------------

                  Total stockholders' deficit                            (2,036,920)

Commitments, contingencies and subsequent events
                                                                       ============
          Total liabilities and stockholders' deficit                  $     75,798
                                                                       ============


            See accompanying notes to condensed financial statements.



                                            PROFILE TECHNOLOGIES, INC.
                                        Condensed Statements of Operations
                                                    (unaudited)

                                                                For the three months ended,   For the six months ended,
                                                                        December 31,                 December 31,
                                                                --------------------------    --------------------------
                                                                    2004           2003           2004           2003
                                                                -----------    -----------    -----------    -----------


Revenue                                                         $      --      $    86,429    $      --      $   222,579

Cost of revenues                                                       --           39,556           --          164,504
                                                                -----------    -----------    -----------    -----------

      Gross profit                                                     --           46,873           --           58,075
                                                                -----------    -----------    -----------    -----------

Operating expenses:
      Research and development                                       14,659         25,518         37,529         67,866
      General and administrative                                    190,075        226,014        370,677        444,542
                                                                -----------    -----------    -----------    -----------

      Total operating expenses                                      204,734        251,532        408,206        512,408
                                                                -----------    -----------    -----------    -----------

      Loss from operations                                         (204,734)      (204,659)      (408,206)      (454,333)
                                                                -----------    -----------    -----------    -----------

Interest expense                                                     33,186         12,501        138,949         23,453
Other income                                                           --             --             --            1,762
                                                                -----------    -----------    -----------    -----------

      Net loss                                                  $  (237,920)   $  (217,160)   $  (547,155)   $  (476,024)
                                                                ===========    ===========    ===========    ===========

Basic and diluted net loss per share                            $     (0.04)   $     (0.04)   $     (0.10)   $     (0.09)

Weighted average shares outstanding used to calculate
   basic and diluted net loss per share                           5,663,966      5,461,659      5,589,911      5,461,659


                             See accompanying notes to condensed financial statements.


                                          PROFILE TECHNOLOGIES, INC.
                                     Condensed Statements of Cash Flows
                                                (unaudited)

                                                                                        For the six months ended
                                                                                               December 31,
                                                                                            2004         2003
                                                                                         ---------    ---------

Cash flows from operating activities:
         Net loss                                                                        $(547,155)   $(476,024)
         Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                                4,206       53,541
                Accreted discount on convertible debt                                           14        1,375
                Amortization of convertible debt discount included in interest expense     100,522         --
                Amortization of debt issuance costs                                          3,820         --
                Equity issued for services                                                  35,000       16,500
                Changes in operating assets and liabilities:
                      Contract work-in progress                                               --         11,310
                      Prepaid expenses and other current assets                               (377)      37,502
                      Accounts payable                                                      16,115       45,513
                      Deferred wages                                                       148,813       99,174
                      Accrued professional fees                                             17,570      (18,595)
                      Accrued interest                                                      22,567       19,367
                      Other accrued expenses                                                (2,827)     (10,000)
                                                                                         ---------    ---------

                      Net cash used in operating activities                               (201,732)    (220,337)
                                                                                         ---------    ---------

Cash flows from investing activies:
         Purchases of equipment                                                               --         (1,820)
                                                                                         ---------    ---------

                      Net cash used in investing activities                                   --         (1,820)
                                                                                         ---------    ---------

Cash flows from financing activies:
         Allocated proceeds from issuance of convertible debt                               56,023       12,987
         Allocated proceeds from issuance of warrants attached to convertible debt         101,977       12,013
         Proceeds from issuance of notes payable to stockholders                            13,121      199,000
                                                                                         ---------    ---------

                      Net cash provided by financing activities                            171,121      224,000
                                                                                         ---------    ---------

                      Increase (decrease) in cash                                          (30,611)       1,843

Cash at beginning of period                                                                 59,813         --
                                                                                         ---------    ---------

Cash at end of period                                                                    $  29,202    $   1,843
                                                                                         =========    =========

Supplemental disclosure of cash flow information:
         Debt discount recorded for beneficial conversion feature                        $  56,023    $   7,013
         Cash paid for interest                                                          $   8,596    $    --


                           See accompanying notes to condensed financial statements.

                                                     5

                            PROFILE TECHNOLOGIES, INC
                                December 31, 2004
               Notes to Condensed Financial Statements (Unaudited)


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

4.   Stock Based Compensation

          The Company has elected to follow the measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for by Statements of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock Based Compensation. Compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Had compensation cost for the Company's option and warrant awards been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the proforma amounts indicated below:

                                                           Three months ended          Six months ended
                                                               December 31,               December 31,
                                                        ------------------------    ------------------------
                                                            2004         2003           2004         2003
                                                        -----------    ---------    -----------    ---------
Net loss:
         As reported                                    $  (237,920)   $(217,160)   $  (547,155)   $(476,024)
         Plus: stock-based employee compensation
         expense included in reported net loss                 --           --             --           --

         Less: stock based compensation expense
         determined under fair value based method for
         all employee rewards                                  --        (21,600)          --        (21,600)
                                                        -----------    ---------    -----------    ---------
                  Net loss                              $  (237,920)   $(238,760)   $  (547,155)   $(497,624)
                                                        -----------    ---------    -----------    ---------

Net loss per share
         Basic and diluted - as reported                $     (0.04)   $   (0.04)   $     (0.10)   $   (0.09)
         Basic and diluted - pro forma                  $     (0.04)   $   (0.04)   $     (0.10)   $   (0.09)

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

          Excluded from the computation of diluted loss per share for the three and six months ended December 31, 2004, because their effect would be antidilutive, are options and warrants to acquire 3,834,818 shares of common stock with a weighted-average exercise price of $1.59 per share. Excluded also from the computation of diluted loss per share for the three and six months ended December 31, 2003, because their effect would be antidilutive, are options and warrants to acquire 3,133,817 shares of common stock with a weighted-average exercise price of $2.17 per share. For the three and six months ended December 31, 2004 and 2003, additional potential dilutive securities that were excluded from the diluted loss per share computation are the exchange rights discussed in footnote 7 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at December 31, 2004 and 2003. During the quarter ended December 31, 2004, the Company granted 100,000 restricted shares of common stock as compensation for consulting services provided by a firm. The 100,000 restricted shares of common stock were issued in January 2005. For purposes of earnings per share computations, all of these shares have bee included as outstanding as of November 1, 2004, the original date of the consulting agreement (see Note 7).

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

          Accrued interest and the outstanding principal balance of the Amended Evans Loan were $72,692 and $846,990, respectively as of December 31, 2004. Due to insufficient funds, the Company has not made the interest payments due on the Amended Evans Loan on June 30, 2003, December 31, 2003, June 30, 2004, and December 31, 2004 and did not repay the outstanding principal balance. Corresponding interest expense related to the Amended Evans Loan was $11,167 and $21,897 for the three and six months ended December 31, 2004, respectively. Interest expense related to the Amended Evans Loan was $9,355 and $17,994 for the three and six months ended December 31, 2003, respectively. All advances from Mr. Evans are convertible into any debt or equity offerings made by the Company. Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

          On May 9, 2002, the Company cancelled 150,000 warrants held by Mr. Evans with exercise prices ranging from $3.00 per share to $7.50 per share issued under the terms of a previous loan with Mr. Evans ("Old Warrants"), and issued to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05 per share, which expire on May 13, 2007.

          The cancellation of the Old Warrants is an effective re-pricing and will be accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of December 31, 2004, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.


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

          On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on June 30 and December 31 of each year. The outstanding balance under the 2003 Gemino Note was due and payable in full on December 31, 2003. Since the inception of the 2003 Gemino Note, Mr. Gemino has loaned the Company additional money under the terms of the 2003 Gemino Note and the Company has repaid part of the principal of the 2003 Gemino Note. During the three months ended December 31, 2004, the Company repaid Mr. Gemino $30,400. As of December 31, 2004, accrued interest of $3,625 and the outstanding principal balance of $7,391 on the 2003 Gemino Note were due and payable. Corresponding interest expense related to the 2003 Gemino Note was $308 and $860 for the three and six months ended December 31, 2004, respectively. Interest expense related to the 2003 Gemino Note was $686 and $1,334 for the three and six months ended December 31, 2003, respectively. The Company has not made the interest payments due on June 30, 2003, December 31, 2003, June 30, 2004, and December 31, 2004 and has not repaid the outstanding principal balance. Mr. Gemino has not made any demand for payment, or exercised any of his remedies under the 2003 Gemino Note.

          The following is a summary of notes payable to stockholders as of December 31, 2004.

                      Amended Evans Loan          $846,990
                      2003 Gemino Note               7,391
                      Deceased Officer Note          7,500
                      Stockholder Loans             50,000
                                                  --------

                                        Total     $911,881
                                                  ========


7.   Liquidity and Subsequent Events

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $11,005,278 through December 31, 2004 and had negative working capital of $2,063,853 as of December 31, 2004. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Deferred Wages and Accrued Professional Fees

          To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2004, the Company has accrued approximately $693,859 related to the deferred payment of salaries and professional fees of which $532,139 is included under deferred wages and $161,720 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

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

          As of December 31, 2004, the Company had raised $503,000 from the 2003 Offering.

          Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants were recorded as paid-in capital, estimated at $287,846. The fair value of the warrants were determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 3.74% to 4.72%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a $451,023 discount on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

          As of December 31, 2004, accrued interest on the Debentures was $4,498. The Company recorded interest expense related to the accretion of the discount on the Debentures of $10 and $14 for the three and six months ended December 31, 2004 and $0 and $1,375 for the three and six months ended December 31, 2003. As of December 31, 2004 the carrying value of the long-term debt debenture was $14, net of unamortized debt discount of $265,486.

          During the three months ended December 31, 2004, one investor exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $14,998 at the conversion date was recognized as interest expense.

          The Board of Directors approved an extension of the 2003 Offering through March 15, 2005. Subsequent to December 31, 2004, the Company has not raised any additional funds from the 2003 Offering

     Consulting Agreement

          On November 1, 2004, the Company entered into a two-year consulting agreement ("Consulting Agreement") with a firm ("Consultant") to provide consulting services and assist in obtaining additional financing. As compensation, upon execution of the Consulting Agreement, the Company issued 100,000 restricted shares of common stock to the Consultant. Based on valuation methods, the Company recorded $35,000 of consulting expense, which is included in general and administrative expenses.

          On February 9, 2005, the Board of Directors approved an increase in the number of shares of common stock that may be issued under the Company's 1999 Stock Plan (the "Plan") from 500,000 to 2.5 million shares. On February 9, 2005, the Board also approved the issuance of options exercisable for 1,850,000 shares of common stock pursuant to the Plan to certain directors, officers, an employee and two consultants of the Company. The options will be granted by the Company on February 16, 2005. Directors, officers, and an employee will be granted options exercisable for 1,600,000 shares of common stock and will have a ten-year term. Options exercisable for the remaining 250,000 shares of common stock will be granted to two of the Company's consultants and will have a five-year term. The exercise price of the options will be ten percent over the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, February 16, 2005. The Company estimates the value of options granted to non-employees using a Black-Scholes pricing model based on management assumptions regarding the expected volatility, risk free interest rates, exercise price of the option, and the fair market value on the date of grant.

8.   NASDAQ Delisting

          In June 2001, the Company announced that it received a Nasdaq Staff Determination, indicating that the Company failed to comply with the minimum bid price and net tangible asset/shareholder equity requirements of the Nasdaq Marketplace Rules for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities were, therefore, subject to delisting from the Nasdaq SmallCap Market. On August 10, 2001, the Nasdaq Stock Market suspended trading in the Company's common stock. Effective August 13, 2001, the Company began trading on the Over the Counter Bulletin Board under the symbol PRTK.OB.

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

          Based on estimates provided by its customers, the Company originally planned to inspect between 400 and 500 below-grade lines in Alaska during the 2003 calendar year. However, based on the Company's final work scopes, the Company successfully tested 250 below-grade pipes during the 2003 calendar year.

          In 2003, the Company's Alaska customers completed a five-year program of inspecting road-crossings and caribou-crossings. This program was not budgeted for during 2004, although it may be restored in future years.

          In anticipation of this possibility, the Company designed, fabricated, and has been testing new hardware for the inspection of direct-buried pipe in the lower-48 states. The new hardware has been designed with a view toward improving efficiency, ease of use, portability, accuracy of test data and customer acceptance.

          More importantly, the new hardware provides a different pulse waveform specifically tailored to the buried pipe requirement. The improved waveform has increased low frequency energy content, which enables efficient wave propagation through sand, soil, and moist earth.

          The new hardware was designed to be much smaller than the previous generation hardware used in Alaska. The entire test hardware package weighs less than 25 pounds including data acquisition digitizer and battery power supply. The new hardware can be hand-carried and operated by a single person and does not require the gasoline powered AC generator, utility trailer, and external computer data acquisition system which were necessary with the previous generation hardware. The portable system is designed to allow testing of both underground and above-grade pipelines with one test set.

          The buried pipe inspection hardware is currently being tested at the Company's Ferndale, Washington pipe test facility. The new hardware has demonstrated good results in initial testing. Proper pulse waveforms have been transmitted through several hundred feet of pipe buried in moist earth. The hardware is now being optimized and evaluated for ability to detect various types of anomalies. This work is currently the focus of the research effort at Ferndale. When this work is successfully completed, the improved highly portable system will increase field productivity, reduce operator training time, and significantly reduce the cost of field operations. The new system will also be compatible with production in quantity and operation with minimal training, enabling licensing of the technology to the industry.

          Although several important milestones have been achieved in the fabrication and testing of this new hardware, there can be no assurance that the remaining portion of the testing program can be funded or that the new hardware can be successfully tested and deployed on a commercial basis. Failure to do so could have a serious and material effect on the business and financial condition of the Company.

          On December 15, 2003, the U.S Department of Transportation ("DOT") issued regulations under the Pipeline Safety Improvement Act of 2002 requiring regulated companies to gather baseline integrity data on pipelines in so-called "high consequence areas" ("HCA's") (e.g., populated areas) initially over a ten-year period and then every seven years thereafter. Based on consultations with industry representatives, the Company believes that its new buried pipe inspection hardware will provide such regulated companies with a superior tool for gathering required baseline integrity data.

          Pending the deployment of its new hardware and the receipt of new contracts, and in an effort to reduce its out-of-pocket expenses to the lowest practicable level, the Company has furloughed all of its field crews. If and when commercial contracts are obtained, the Company may re-hire former crew personnel or may hire and train new crews.

     Revenues

          The Company derives revenue solely from the sale of the EMW inspection technology service. The Company relies upon several employees, including its Chief Executive Officer and the Chief Operating Officer for the Company's sales functions.

          The Company did not have revenues during the three and six months ended December 31, 2004. During the three months ended December 31, 2003, all of the Company's revenues were attributable to one customer. During the six months ended December 31, 2003, all of the Company's revenues were attributable to two customers. These customers individually accounted for 9% and 91% of revenues for the six months ended December 31, 2003.

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

          As described above, the Company has fabricated new buried pipe inspection hardware and is actively seeking industry and other financing sources in order to rigorously and scientifically test that hardware. In order to obtain additional revenue generating contracts, the Company intends to emphasize the reliability of its buried pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. The Company intends to concentrate its calendar year 2005 marketing efforts on the pipeline and utility buried pipe inspection markets in the lower-48 states, particularly in HCA's. However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on natural gas utility and pipeline markets.


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

          Revenues for the three and six months ended December 31, 2004 were $0, as compared to $86,429 and $222,579 for the three and six months ended December 31, 2003. The Company did not generate any revenues during the three and six months ended December 31, 2004 because during calendar year 2003, the Company's Alaska customers completed a five-year program of inspecting road-crossings and caribou crossings. Upon completion of this initial program, the inspections were not budgeted for. Revenues generated during the three and six months ended December 31, 2003 were derived from the work performed on the North Slope of Alaska under the initial program.

          Cost of revenues for the three and six months ended December 31, 2004 were $0, as compared to $39,556 and $164,504 for the three and six months ended December 31, 2003. During the three and six months ended December 31, 2004, the Company did not have any employees working in the field because the Company did not have any revenue generating contracts during these periods. Additionally, during the quarter ended June 30, 2004, the Company recorded an impairment charge to write-down all of the Company's field equipment to $0. Depreciation expense related to equipment used in the field was previously reported as cost of revenues.

          The Company did not have a gross profit or loss for the three and six months ended December 31, 2004. The Company generated a gross profit of $46,873 and $58,075 for the three and six months ended December 31, 2003. The decrease in gross profit is due to the completion of the inspection program on the North Slope of Alaska during calendar year 2003.

          Research and development expenses for the three and six months ended December 31, 2004 were $14,659, and $37,529 as compared to $25,518 and $67,866 for the three and six months ended December 31, 2003. Due to the decrease in the overall work scope, the Company furloughed several key employees during the quarter ended March 31, 2004 who were previously spending time on research and development activities and revenue generating contracts. Payroll expenses related to these employees were previously classified as research and development expenses and cost of revenues.

          General and administrative expenses for the three and six months ended December 31, 2004 were $190,075 and $370,677, as compared to $226,014 and
$444,542 for the three and six months ended December 31, 2003. The decrease of $35,939 for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 is predominantly due to a reduction in compensation and benefits expense as a result of the furlough of certain employees during the quarter ended March 31, 2004. Compensation and benefits expense decreased by approximately $72,500 for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003. Depreciation and amortization decreased by approximately $7,000 for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 as a result of certain equipment and patents being fully amortized during the quarter ended June 30, 2004. The decrease in compensation and benefits expense and depreciation and amortization were offset by an increase in consulting and professional fees of approximately $43,500 for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.

          The decrease in general and administrative expenses of $73,865 for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 is predominantly due to a reduction in compensation and benefits expense as a result of the furlough of certain employees during the quarter ended March 31, 2004. Compensation and benefits expense decreased by approximately $99,800 for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003. Depreciation and amortization decreased by approximately $17,000 as a result of certain equipment and patents being fully amortized during the quarter ended June 30, 2004. The decrease in compensation and benefits expense and depreciation and amortization were offset by an increase in professional fees of approximately $43,100.

          Loss from operations for the three and six months ended December 31, 2004 was $204,734 and $408,206, as compared to $204,659 and $454,333 for the three and six months ended December 31, 2003. Loss from operations remained relatively unchanged for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 as a result of the gross profit for the three months ended December 31, 2003 offsetting the higher operating expenses for the same period. The decrease in loss from operations for the six months ended December 31, 2004 as compared to December 31, 2003 is primarily due to a reduction in operating expenses as discussed above.

          Interest expense for the three and six months ended December 31, 2004 was $33,186 and $138,949, as compared to $12,501 and $23,453 for the three and six months ended December 31, 2003. The increase of $20,685 for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 is substantially the result of one investor who exercised their conversion right under the terms of the Convertible Debentures during the three months ended December 31, 2004. The convertible debt includes a beneficial conversion feature. As such, the Company recorded interest expense of approximately $15,000 during the quarter ended December 31, 2004 to expense the unamortized debt discount remaining at the date of conversion. As a result of a larger aggregate principal balance outstanding on the Convertible Debentures during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003, the Company recorded approximately $4,200 more in interest expense related to the Convertible Debentures during the three months ended December 31, 2004 than during the same period in 2003.

          The increase in interest expense of $115,496 for the six months ended December 31, 2004 as compared to the six months ended December 31, 2003 is predominantly the result of five investors who exercised their conversion right under the terms of the Convertible Debentures during the six months ended December 31, 2004. The convertible debt includes a beneficial conversion feature. As such, the Company recorded interest expense of approximately $101,500 during the six months ended December 31, 2004 to expense the unamortized debt discount remaining at the date of conversion. As a result of a larger aggregate principal balance outstanding on the Convertible Debentures during the six months ended December 31, 2004 as compared to the six months ended December 31, 2003, the Company recorded approximately $8,600 more in interest expense related to the Convertible Debentures during the six months ended December 31, 2004 than during the same period in 2003. The Company also accrued approximately $3,700 more interest expense on the notes payable to stockholders during the six months ended December 31, 2004 than during the same period in 2003.

Liquidity and Capital Resources

          The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $11,005,278 through December 31, 2004, and had negative working capital of $2,063,853 as of December 31, 2004. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Deferred Wages and Accrued Professional Fees

          To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2004, the Company has accrued approximately $693,859 related to the deferred payment of salaries and professional fees of which $532,139 is included under deferred wages and $161,720 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

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

          As of December 31, 2004, the Company had raised $503,000 from the 2003 Offering.

          Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants were recorded as paid-in capital, estimated at $287,846. The fair value of the warrants were determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 3.74% to 4.72%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a $451,023 discount on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

          As of December 31, 2004, accrued interest on the Debentures was $4,498. The Company recorded interest expense related to the accretion of the discount on the Debentures of $10 and $14 for the three and six months ended December 31, 2004 and $0 and $1375 for the three and six months ended December 31, 2003. As of December 31, 2004 the carrying value of the long-term debt debenture was $14, net of unamortized debt discount of $265,486.

          During the three months ended December 31, 2004, one investor exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $14,998 at the conversion date was recognized as interest expense.

          The Board of Directors approved an extension of the 2003 Offering through March 15, 2005. Subsequent to December 31, 2004, the Company has not raised any additional funds from the 2003 Offering

          The Company's other contractual obligations consist of commitments under an operating lease and repayment of loans payable to certain officers, directors and stockholders.

          As of to December 31, 2004, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $911,881. The terms of the various notes are described above under "Note 6: Notes Payable - Stockholders."

          As of to December 31, 2004, the Company has future minimum lease payments of approximately $2,068 under its operating lease.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

          Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The Company's executive officers, including the Company's Chief Executive Officer, who also serves as Chief Financial Officer, and the Chief Operating Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. These executives have designed such controls to ensure that all material information related to the Company is made known to them by others within the organization. As of December 31, 2004, the Company's Chief Executive Officer and Chief Operating Officer completed an evaluation of the Company's disclosure controls and procedures, and such evaluation has provided them with reasonable assurance that the Company's disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be included in the Company's periodic filings with the SEC. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that require modification, other than as disclosed in the Form 8-K filed on November 9, 2004. There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation that occurred during the fiscal quarter ended to December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

          None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          During the three months ended to December 31, 2004, the Company raised $88,000 from the sale of convertible debentures pursuant to the 2003 Offering (see "Note 7. Liquidity and Subsequent Events, Long-Term Convertible Debt" in the "Notes to Condensed Financial Statements"). Such debentures are convertible into 176,000 shares of the Company's common stock. In connection with such sales and in compliance with the terms of the 2003 Offering, the Company granted investors warrants to purchase 176,000 shares of the Company's common stock at an exercise price of $0.75 per share. These securities were offered and sold by the Company in reliance on exemptions from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated there under. The investors were provided a confidential offering memorandum and executed individual subscription agreements in which they made representations regarding their sophistication and qualifications as accredited investors.

          On November 1, 2004, the Company entered into a two-year consulting agreement ("Consulting Agreement") with a firm ("Consultant") to provide consulting services and assist in obtaining additional financing. As compensation, upon execution of the Consulting Agreement, the Company issued 100,000 restricted shares of common stock to the Consultant. These securities were issued in reliance on exemptions from registration provided by Section 4(2) of the Securities Act.

          On February 9, 2005, the Board approved the issuance of options exercisable for 1,850,000 shares of common stock pursuant to the 1999 Stock Option Plan to certain directors, officers, an employee and two consultants of the Company. The options will be granted by the Company on February 16, 2005. Directors, officers, and an employee will be granted options exercisable for 1,600,000 shares of common stock and will have a ten-year term. Options exercisable for the remaining 250,000 shares of common stock will be granted to two of the Company's consultants and will have a five-year term. The exercise price of the options will be ten percent over the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, February 16, 2005. These securities were issued in reliance on exemptions from registration provided by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

          As of to December 31, 2004, the outstanding principal balance of the Amended Evans Loan (see "Note 6. Notes Payable - Stockholders" in the "Notes to Condensed Financial Statements") was equal to $846,990. The Company has not made the interest payments in the amounts of $13,061, $17,692, $20,043, and $21,896, which were due and payable to Mr. Evans on June 30, 2003, December 31, 2003, June 30, 2004, and December 31, 2004, respectively. As of to December 31, 2004, the Company's total arrearage under the Amended Evans Loan with respect to accrued interest payments was equal to $72,692. Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

          As of to December 31, 2004, the outstanding principal balance of the 2003 Gemino Note (see "Note 6. Notes Payable - Stockholders" in the "Notes to Condensed Financial Statements") was equal to $7,391. The Company has not made the interest payments in the amounts of $0, $1,334, $1,430, and $861, which were due and payable to Mr. Gemino on June 30, 2003, December 31, 2003, June 30, 2004, and December 31, 2004 respectively. As of to December 31, 2004, the Company's total arrearage on the 2003 Gemino Note with respect to accrued interest payments was equal to $3,625. Mr. Gemino has not made any demand for payment, or exercised any of his remedies, under the 2003 Gemino Note.


Item 4. Submission of Matters to a Vote of Shareholders.

          The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on December 13, 2004.

          At the Annual Meeting, 4,667,833 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

          Proposal I.

          The election of a board of directors to serve a term of one year or until their respective successors are elected and qualified.

                                    Votes For      Votes Withheld
                                    ---------      --------------

Henry E. Gemino                     4,577,018           90,815
Murphy Evans                        4,577,018           90,815
Charles Christenson                 4,590,368           77,465
William A. Krivsky                  4,590,368           77,465


          Proposal II.

          A proposal to increase the Company's authorized number of shares of common stock, par value $0.001 per share, from 15,000,000 to 25,000,000, passed with the following results:

                    Votes For       Votes Against     Abstain
                    ---------       -------------     -------
                    4,573,268          94,100           465

Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits The following exhibits were filed with or incorporated by reference into this report.

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


          (b) Reports on Form 8-K

          On November 9, 2004, the Company filed a Report on Form 8-K to report as required a change to the Company's independent accountant.

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



                                           PROFILE TECHNOLOGIES, INC.
                                           -------------------------
                                           (Registrant)


Date: February 14, 2005                    /s/ Henry E. Gemino
                                           -------------------------------------
                                           Henry E. Gemino
                                           Chief Executive Officer and
                                           Chief Financial Officer