Form 10QSB
period 2005-03-31
PROFILE TECHNOLOGIES INC
filed 2005-05-13
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                 March 31, 2005

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                               OF THE EXCHANGE ACT

      For the transition period from __________________ to ________________

                             Commission file number
                                     0-21151

                           PROFILE TECHNOLOGIES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                                 91-1418002
                 --------                                 ----------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                Identification Number)

        2 Park Avenue, Suite 201
          Manhasset, New York                                11030
         ---------------------                               -----
         (Address of Principal                            (Zip Code)
           Executive Office)

                                  516-365-1909
                                  ------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2005, the number of shares outstanding of the issuer's common stock, the only class of common equity, were 5,795,705.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]


                                  TABLE OF CONTENTS

Description                                                               Page Number
-------------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION
     Item 1.  Financial Statements

         Condensed Balance Sheet (Unaudited) -
              At March 31, 2005.....................................................3

         Condensed Statements of Operations (Unaudited) -
              Three Months Ended and Nine Months Ended March 31, 2005 and 2004......4

         Condensed Statements of Cash Flows (Unaudited) -
              Nine Months Ended March 31, 2005 and 2004.............................5

         Notes to Condensed Financial Statements (Unaudited)........................6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations............................................11

     Item 3.  Controls and Procedures..............................................18

PART II.   OTHER INFORMATION

     Item 1.  Legal Proceedings....................................................18

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........18

     Item 3.  Defaults Upon Senior Securities......................................18

     Item 4.  Submission of Matters to a Vote of Shareholders......................19

     Item 5.  Other Information....................................................19

     Item 6.  Exhibits.............................................................19

SIGNATURES.........................................................................21

CERTIFICATIONS.....................................................................22



PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                            PROFILE TECHNOLOGIES, INC.
                              Condensed Balance Sheet
                                    (unaudited)


                                                                          March 31,
                                                                            2005
                                                                        ------------

                                      Assets

Current assets:
          Cash                                                          $     23,677
          Prepaid expenses and other current assets                           23,961
                                                                        ------------

                   Total current assets                                       47,638

Equipment, net of accumulated depreciation                                    10,073
Deferred financing fees                                                       12,070
Other assets                                                                   2,415
                                                                        ------------

                   Total assets                                         $     72,196
                                                                        ============

                       Liabilities and Stockholders' Deficit

Current Liabilities:
          Accounts payable                                              $    268,612
          Notes payable to stockholders                                    1,024,490
          Current portion of convertible debt                                137,500
          Deferred wages                                                     591,442
          Accrued professional fees                                          162,150
          Accrued interest                                                    89,719
          Other accrued expenses                                              14,344
                                                                        ------------

                   Total current liabilities                               2,288,257

Long-term convertible debt, net of unamortized discount of $265,469
          at March 31, 2005                                                       31

Stockholders' deficit:
          Common stock, $0.001 par value.  Authorized 25,000,000
                   shares; issued and outstanding 5,795,705 shares at
                   March 31, 2005                                              5,796
          Additional paid-in capital                                       9,180,062
          Accumulated deficit                                            (11,401,950)
                                                                        ------------

                   Total stockholders' deficit                            (2,216,092)

Commitments, contingencies and subsequent events

                                                                        ------------
          Total liabilities and stockholders' deficit                   $     72,196
                                                                        ============


             See accompanying notes to condensed financial statements.


                                          PROFILE TECHNOLOGIES, INC.
                                      Condensed Statements of Operations
                                                  (unaudited)


                                                       For the three months ended,   For the nine months ended,
                                                                March 31,                     March 31,
                                                       --------------------------    --------------------------
                                                           2005           2004           2005           2004
                                                       -----------    -----------    -----------    -----------


Revenue                                                $      --      $      --      $      --      $   222,579

Cost of revenues                                              --            7,667           --          172,171
                                                       -----------    -----------    -----------    -----------

      Gross profit                                            --           (7,667)          --           50,408
                                                       -----------    -----------    -----------    -----------

Operating expenses:
      Research and development                             207,926         40,679        245,455        108,545
      General and administrative                           169,633        212,958        540,310        657,500
                                                       -----------    -----------    -----------    -----------

      Total operating expenses                             377,559        253,637        785,765        766,045
                                                       -----------    -----------    -----------    -----------

      Loss from operations                                (377,559)      (261,304)      (785,765)      (715,637)

Interest expense                                            19,113         13,851        158,062         37,304
Other income                                                  --             --             --            1,762
                                                       -----------    -----------    -----------    -----------

      Net loss                                         $  (396,672)   $  (275,155)   $  (943,827)   $  (751,179)
                                                       ===========    ===========    ===========    ===========

Basic and diluted net loss per share                   $     (0.07)   $     (0.05)   $     (0.17)   $     (0.14)

Weighted average shares outstanding used to
      calculate basic and diluted net loss per share     5,795,705      5,461,661      5,657,508      5,461,661



                           See accompanying notes to condensed financial statements.


                                         PROFILE TECHNOLOGIES, INC.
                                     Condensed Statements of Cash Flows
                                                 (unaudited)

                                                                                        For the nine months ended
                                                                                                March 31,
                                                                                            2005         2004
                                                                                         ---------    ---------

Cash flows from operating activities:
         Net loss                                                                        $(943,827)   $(751,179)
         Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                                5,885       75,732
                Accreted discount on convertible debt                                           31        1,278
                Amortization of convertible debt discount included in interest expense     100,522         --
                Amortization of debt issuance costs                                          4,530         --
                Equity issued for services                                                 252,500       18,050
                Changes in operating assets and liabilities:
                      Contract work-in progress                                               --         11,310
                      Prepaid expenses and other current assets                             (4,689)      30,098
                      Accounts payable                                                      10,421       76,387
                      Deferred wages                                                       208,116      161,872
                      Accrued professional fees                                             18,000      (26,345)
                      Accrued interest                                                      31,472       31,014
                      Other accrued expenses                                                (2,827)     (10,000)
                                                                                         ---------    ---------

                      Net cash used in operating activities                               (319,866)    (381,783)

Cash flows from investing activies:
         Purchases of equipment                                                               --         (1,820)
                                                                                         ---------    ---------

                      Net cash used in investing activities                                   --         (1,820)

Cash flows from financing activies:
         Allocated proceeds from issuance of convertible debt                               56,023       75,151
         Allocated proceeds from issuance of warrants attached to convertible debt         101,977       62,349
         Proceeds from issuance of notes payable to stockholders                           125,730      267,748
                                                                                         ---------    ---------

                      Net cash provided by financing activities                            283,730      405,248
                                                                                         ---------    ---------

                      Increase (decrease) in cash                                          (36,136)      21,645

Cash at beginning of period                                                                 59,813         --
                                                                                         ---------    ---------

Cash at end of period                                                                    $  23,677    $  21,645
                                                                                         =========    =========

Supplemental disclosure of cash flow information:
         Debt discount recorded for beneficial conversion feature                        $  56,023    $  23,174
         Cash paid for interest                                                          $  16,751    $    --
         Convertible debt settled by issuing 201,044 shares of common stock during the nine months ended March 31, 2005
                (no shares issued during the nine months ended March 31, 2004)           $ 100,522    $    --


                         See accompanying notes to condensed financial statements.

                                                      5

                            PROFILE TECHNOLOGIES, INC
                                 March 31, 2005
               Notes to Condensed Financial Statements (Unaudited)

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

  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company reviews long-lived assets, such as equipment and purchased intangibles subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

  Valuation of Warrants and Options

     The Company estimates the value of warrants and option grants using a Black-Scholes pricing model based on management assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates.

4.   Stock Based Compensation

     The Company has elected to follow the measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for by Statements of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock Based Compensation. Compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The fair value of the stock options were determined based on an option pricing model with the following assumptions: expected option lives of two to five years, risk free interest rates ranging from 3.26% to 3.41%, volatility of 120% to 165%, and a zero dividend yield. Had compensation cost for the Company's option awards been determined consistent with SFAS No. 123, the Company's net loss would have been increased to the proforma amounts indicated below:

                                                        Three months ended             Nine months ended
                                                             March 31,                     March 31,
                                                    --------------------------    --------------------------
                                                        2005           2004           2005           2004
                                                    -----------    -----------    -----------    -----------
Net loss:
     As reported                                    $  (396,672)   $  (275,155)   $  (943,827)   $  (751,179)
     Plus: stock-based employee compensation
     expense included in reported net loss                 --             --             --             --

     Less: stock based compensation expense
     determined under fair value based method for
     all employee rewards                            (1,255,965)          --       (1,255,965)       (21,600)
                                                    -----------    -----------    -----------    -----------
                  Net loss                          $(1,652,637)   $  (275,155)   $(2,199,792)   $  (772,779)
                                                    ===========    ===========    ===========    ===========

Net loss per share
     Basic and diluted - as reported                $     (0.07)   $     (0.05)   $     (0.17)   $     (0.14)
     Basic and diluted - pro forma                  $     (0.29)   $     (0.05)   $     (0.39)   $     (0.14)

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

     Excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2005, because their effect would be antidilutive, are options and warrants to acquire 5,664,818 shares of common stock with a weighted-average exercise price of $1.44 per share. Also excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2005 are 806,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in footnote 7 because their effect would be antidilutive.

     Excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2004, because their effect would be antidilutive, are options and warrants to acquire 3,138,818 shares of common stock with a weighted-average exercise price of $1.69 per share. Also excluded from the computation of diluted loss per share for the three and nine months ended March 31, 2004 are 275,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in footnote 7 because their effect would be antidilutive.

     For the three and nine months ended March 31, 2005 and 2004, additional potential dilutive securities that were excluded from the diluted loss per share computation are the exchange rights discussed in footnote 7 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at March 31, 2005 and 2004.

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

     Accrued interest and the outstanding principal balance of the Amended Evans Loan were $84,751 and $966,990, respectively as of March 31, 2005. Due to insufficient funds, the Company has not made the interest payments due on the Amended Evans Loan on June 30, 2003, December 31, 2003, June 30, 2004, and December 31, 2004 and did not repay the outstanding principal balance. Corresponding interest expense related to the Amended Evans Loan was $12,059 and $33,955 for the three and nine months ended March 31, 2005, respectively. Interest expense related to the Amended Evans Loan was $9,629 and $27,321 for the three and nine months ended March 31, 2004, respectively. All advances from Mr. Evans are convertible into any debt or equity offerings made by the Company. Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

     On May 9, 2002, the Company cancelled 150,000 warrants held by Mr. Evans with exercise prices ranging from $3.00 per share to $7.50 per share issued under the terms of a previous loan with Mr. Evans ("Old Warrants"), and issued to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05 per share, which expire on May 13, 2007.

     The cancellation of the Old Warrants is an effective re-pricing and will be accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of March 31, 2005, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.

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

     On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on June 30 and December 31 of each year. During the quarter ended March 31, 2005, the Company repaid the outstanding principal balance and accrued interest to Mr. Gemino. Interest expense related to the 2003 Gemino Note was $32 and $892 for the three and nine months ended March 31, 2005, respectively. Interest expense related to the 2003 Gemino Note was $734 and $2,068 for the three and nine months ended March 31, 2004, respectively.

     The following is a summary of notes payable to stockholders as of March 31, 2005.

           Amended Evans Loan                             $  966,990
           2003 Gemino Note                                     --
           Deceased Officer Note                               7,500
           Stockholder Loans                                  50,000
                                                          ----------

                                   Total                  $1,024,490
                                                          ==========

7.   Liquidity and Subsequent Events

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $11,401,950 through March 31, 2005 and had negative working capital of $2,240,619 as of March 31, 2005. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At March 31, 2005, the Company has accrued $753,592 related to the deferred payment of salaries and professional fees of which $591,442 is included under deferred wages and $162,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

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

     Upon the purchase of, and for each $0.50 of the Debenture's principal amount, the Company issued to each investor a warrant (the "Warrant") to purchase one (1) share of the Company's common stock at an exercise price of $0.75 per share. The Warrants are exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture.

     As of March 31, 2005, the Company had raised $503,000 from the 2003
Offering.

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

     As of March 31, 2005, accrued interest on the Debentures was $4,968. The Company recorded interest expense related to the accretion of the discount on the Debentures of $17 and $31 for the three and nine months ended March 31, 2005 and $0 and $1,278 for the three and nine months ended March 31, 2004. As of March 31, 2005 the carrying value of the long-term debt debenture was $31, net of unamortized debt discount of $265,469.

     During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering.

     Common Stock

     On January 19, 2005, the Board of Directors approved the offering (the "2005 Offering") of 2,000,000 units (the "Units") consisting of shares of common stock and attached warrants. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75. The warrants are exercisable at any time prior to the fifth anniversary from the date of grant.

     As of March 31, 2005, the Company had not raised any proceeds from the 2005 Offering.

     Stock Options

     On February 9, 2005, the Board of Directors approved an increase in the number of shares of common stock that may be issued under the Company's 1999 Stock Plan (the "Plan") from 500,000 to 2.5 million shares. On February 9, 2005, the Board also approved the issuance of options exercisable for 1,850,000 shares of common stock pursuant to the Plan to certain directors, officers, an employee and two consultants of the Company. The Company granted the options on February 16, 2005. Directors, officers, and an employee were granted options exercisable for 1,600,000 shares of common stock and have a ten-year term. Options exercisable for the remaining 250,000 shares of common stock were granted to two of the Company's consultants and have a five-year term. The exercise price of the options is $1.16, calculated at ten percent over the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, February 16, 2005. During the quarter ended March 31, 2005, the Company recorded $217,500 in expense for the value of the 250,000 options granted to non-employees of which $174,000 is included under research and development and $43,500 in general and administrative in the condensed statements of operations. The options were valued using a Black-Scholes pricing model with the following assumptions: exercise price of $1.16, expected volatility of 120%, risk free interest rate of 3.78%, expected lives of five years, and a 0% dividend yield.

     On May 3, 2005, the Board of Directors approved the issuance of 50,000 restricted shares of common stock to a consultant of the Company as compensation for rendering services related to fund raising strategies and business and financial planning. Based on valuation methods, the Company estimates the value of these restricted shares to be $35,000.

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

     The Company did not have revenues during the three and nine months ended March 31, 2005 and the three months ended March 31, 2004. During the nine months ended March 31, 2004, all of the Company's revenues were attributable to two customers. These customers individually accounted for 9% and 91% of revenues for the nine months ended March 31, 2004.

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

     As described above, the Company has fabricated new buried pipe inspection hardware and is actively seeking industry and other financing sources in order to rigorously and scientifically test that hardware. In order to obtain additional revenue generating contracts, the Company intends to emphasize the reliability of its buried pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. The Company intends to concentrate its calendar year 2005 marketing efforts on the pipeline and utility buried pipe inspection markets in the lower-48 states, particularly in "high consequence areas" as defined in the federal Department of Transportation's regulations ("HCA's"). However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on natural gas utility and pipeline markets.


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

     Revenues for the three and nine months ended March 31, 2005 were $0, as compared to $0 and $222,579 for the three and nine months ended March 31, 2004. The Company did not generate any revenues during the three and nine months ended March 31, 2005 or the three months ended March 31, 2004, as the Company was engaged solely in the redevelopment and improvement of its testing hardware and software. During calendar year 2003, the Company's Alaska customers completed a five-year program of inspecting road-crossings and caribou crossings. Upon completion of this initial program, the inspections were not budgeted for. Revenues generated during the nine months ended March 31, 2004 were derived from the work performed on the North Slope of Alaska under the initial program.

     Cost of revenues for the three and nine months ended March 31, 2005 were $0, as compared to $7,667 and $172,171 for the three and nine months ended March 31, 2004. During the three and nine months ended March 31, 2005 and the three months ended March 31, 2004, the Company did not have any employees working in the field because the Company did not have any revenue generating contracts during these periods. During the quarter ended June 30, 2004, the Company recorded an impairment charge to write-down all of the Company's field equipment to $0. Depreciation expense related to equipment used in the field was previously reported as cost of revenues. Cost of revenues for the three months ended March 31, 2004 consists solely of depreciation expense and equipment rental expense related to the field equipment. Cost of revenues for the nine months ended March 31, 2004 includes costs of field equipment and salaries related to the employees working in the field prior to the termination of the Alaska contracts.

     The Company did not have a gross profit or loss for the three and nine months ended March 31, 2005. The Company had a gross loss of $7,667 for the three months ended March 31, 2004 and generated a gross profit of $50,408 for the nine months ended March 31, 2004. The decrease in gross profit is due to the completion of the inspection program on the North Slope of Alaska during calendar year 2003.

     Research and development expenses for the three and nine months ended March 31, 2005 were $207,926 and $245,455 as compared to $40,679 and $108,545 for the three and nine months ended March 31, 2004. The increase of $167,247 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is substantially the result of recording $174,000 for the fair value of 200,000 options granted to a consultant during the quarter ended March 31, 2005. The increase of $136,910 for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 is the result of recording $174,000 for the fair value of the 200,000 options granted to a consultant during the quarter ended March 31, 2005, offset by a decrease in salary and other payroll related expenditures. The Company furloughed several key employees during the quarter ended March 31, 2004 who were previously spending time on research and development activities and revenue generating contracts. Payroll expenses related to these employees were previously classified as research and development expenses and cost of revenues.

     General and administrative expenses for the three and nine months ended March 31, 2005 were $169,633 and $540,310, as compared to $212,958 and $657,500 for the three and nine months ended March 31, 2004. The decrease of $43,325 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is the result of a general reduction of operating expenditures as the Company focuses on reducing its overall burn rate, offset by a non-cash expense of $43,500 for the recording of the fair value of 50,000 options granted to a consultant during the quarter ended March 31, 2005. Compensation and benefits expense decreased by approximately $42,000 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 as a result of the Company furloughing certain employees during the quarter ended March 31, 2004. Amortization decreased by approximately $8,700 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 as a result of patents being fully amortized during the quarter ended June 30, 2004. Additionally, there were significant decreases in professional fees of approximately $18,500 and insurance premiums of approximately $8,000 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

     The decrease in general and administrative expenses of $117,190 for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 is primarily the result of a general reduction of operating expenditures as the Company focuses on reducing its overall burn rate. Compensation and benefits expense decreased as a result of the furlough of certain employees during the quarter ended March 31, 2004. Compensation and benefits expense decreased by approximately $110,000 for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004. Amortization decreased by approximately $30,000 as a result of patents being fully amortized during the quarter ended June 30, 2004. The decrease in compensation and benefits expense is offset by increases in depreciation expense of approximately $6,000 and professional fees of approximately $24,500. During the nine months ended March 31, 2004, depreciation expense was included in research and development and cost of revenues as the equipment was primarily being utilized for these activities. During the quarter ended June 30, 2004, the Company recorded an impairment charge to write-down all of the equipment utilized for field work and research and development activities. Subsequent to the impairment write-down, the remaining depreciable equipment is all utilized for general and administrative functions.

     Loss from operations for the three and nine months ended March 31, 2005 was $377,559 and $785,765, as compared to $261,304 and $715,637 for the three and nine months ended March 31, 2004. In general, loss from operations increased for the three and nine months ended March 31, 2005 as compared to the three and nine months ended March 31, 2004 as a result of the $217,500 non-cash expense recorded for the fair value of the 250,000 options granted to non-employees during the three months ended March 31, 2005, offset by reductions in compensation and benefit related expenses, depreciation and amortization and other operating expenses as discussed above.

     Interest expense for the three and nine months ended March 31, 2005 was $19,113 and $158,062, as compared to $13,851 and $37,304 for the three and nine months ended March 31, 2004. The increase of $5,262 for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 is a result of a larger aggregate principal balance outstanding on the Convertible Debentures and the notes payable to stockholders during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004.

     The increase in interest expense of $120,758 for the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004 is predominantly the result of five investors who exercised their conversion right under the terms of the Convertible Debentures during the nine months ended March 31, 2005. The convertible debt includes a beneficial conversion feature. As such, the Company recorded interest expense of approximately $101,500 during the nine months ended March 31, 2005 to expense the unamortized debt discount remaining at the date of conversion. As a result of a larger aggregate principal balance outstanding on the Convertible Debentures during the nine months ended March 31, 2005 as compared to the nine months ended March 31, 2004, the Company recorded approximately $12,300 more in interest expense related to the Convertible Debentures during the nine months ended March 31, 2005 than during the same period in 2004. The Company also recorded approximately $5,500 more interest expense on the notes payable to stockholders during the nine months ended March 31, 2005 than during the same period in 2004 as a result of an increase in the outstanding principal balance.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $11,401,950 through March 31, 2005, and had negative working capital of $2,240,619 as of March 31, 2005. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At March 31, 2005, the Company has accrued approximately $753,592 related to the deferred payment of salaries and professional fees of which $591,442 is included under deferred wages and $162,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

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

     As of March 31, 2005, the Company had raised $503,000 from the 2003
Offering.

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

     As of March 31, 2005, accrued interest on the Debentures was $4,968. The Company recorded interest expense related to the accretion of the discount on the Debentures of $17 and $31 for the three and nine months ended March 31, 2005 and $0 and $1,278 for the three and nine months ended March 31, 2004. As of March 31, 2005 the carrying value of the long-term debt debenture was $31, net of unamortized debt discount of $265,469.

     During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering.

     Common Stock

     On January 19, 2005, the Board of Directors approved the offering (the "2005 Offering") of 2,000,000 Units (the "Units") consisting of shares of common stock and attached warrants. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75. The warrants are exercisable at any time prior to the fifth anniversary from the date of grant.

     As of March 31, 2005, the Company had not raised any proceeds from the 2005 Offering.

     Stock Options

     On February 9, 2005, the Board of Directors approved an increase in the number of shares of common stock that may be issued under the Company's 1999 Stock Plan (the "Plan") from 500,000 to 2.5 million shares. On February 9, 2005, the Board also approved the issuance of options exercisable for 1,850,000 shares of common stock pursuant to the Plan to certain directors, officers, an employee and two consultants of the Company. The Company granted the options on February 16, 2005. Directors, officers, and an employee were granted options exercisable for 1,600,000 shares of common stock and have a ten-year term. Options exercisable for the remaining 250,000 shares of common stock were granted to two of the Company's consultants and have a five-year term. The exercise price of the options is $1.16, ten percent over the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, February 16, 2005. During the quarter ended March 31, 2005, The Company recorded $217,500 in expense for the value of the 250,000 options granted to non-employees of which $174,000 is included under research and development and $43,500 in general and administrative in the condensed statements of operations. The options were valued using a Black-Scholes pricing model with the following assumptions: exercise price of $1.16, expected volatility of 120%, risk free interest rate of 3.78%, expected lives of five years, and a 0% dividend yield.

     The Company's other contractual obligations consist of commitments under an operating lease and repayment of loans payable to certain officers, directors and stockholders.

     As of to March 31, 2005, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $1,024,490. The terms of the various notes are described above under "Note 6: Notes Payable - Stockholders."

     As of to March 31, 2005, the Company has future minimum lease payments of approximately $6,077.91 under its operating lease.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On February 9, 2005, the Board approved the issuance of options exercisable for 1,850,000 shares of common stock pursuant to the 1999 Stock Option Plan to certain directors, officers, an employee and two consultants of the Company. The Company granted the options on February 16, 2005. Directors, officers, and an employee were granted options exercisable for 1,600,000 shares of common stock and have a ten-year term. Options exercisable for the remaining 250,000 shares of common stock were granted to two of the Company's consultants and have a five-year term. The exercise price of the options are $1.16, ten percent over the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, February 16, 2005. These securities were issued in reliance on exemptions from registration provided by Section 4(2) of the Securities Act.

     On May 3, 2005, the Board of Directors approved the issuance of 50,000 restricted shares of common stock to a consultant of the Company as compensation for rendering services related to fund raising strategies and business and financial planning. These securities were issued in reliance on exemption from registration provided by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

     As of to March 31, 2005, the outstanding principal balance of the Amended Evans Loan (see "Note 6. Notes Payable - Stockholders" in the "Notes to Condensed Financial Statements") was equal to $966,990. The Company has not made the interest payments in the amounts of $13,061, $17,692, $20,043, and $21,896, which were due and payable to Mr. Evans on June 30, 2003, December 31, 2003, June 30, 2004, and December 31, 2004, respectively. As of to March 31, 2005, the Company's total arrearage under the Amended Evans Loan with respect to accrued interest payments was equal to $84,751. Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

Item 4. Submission of Matters to a Vote of Shareholders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

     The following exhibits are filed with or incorporated by reference into this report as required by Item 601 of Regulation S-B:

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



                                             PROFILE TECHNOLOGIES, INC.
                                             --------------------------
                                             (Registrant)


Date: May 13, 2005                           /s/ Henry E. Gemino
                                             -----------------------------------
                                             Henry E. Gemino
                                             Chief Executive Officer and
                                             Chief Financial Officer