Form 10KSB
period 2005-06-30
PROFILE TECHNOLOGIES INC
filed 2005-09-28
CIK 1014653

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-KSB

                                ----------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                  June 30, 2005

                             Commission File Number
                                     0-21151

                                ----------------

                           PROFILE TECHNOLOGIES, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            DELAWARE                                           91-1418002
            --------                                           ----------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)

     2 Park Avenue, Suite 201
          MANHASSET, NY                                          11030
          -------------                                          -----
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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

     Issuer's revenues for the most recent fiscal year. $0.

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $7,501,000, computed by reference to the price at which the common stock last sold or the average bid and ask price as reported by the NASD'S Over the Counter Bulletin Board on September 15, 2005.

     There were 8,334,44 5shares of common stock, $.001 par value, outstanding as of September 15, 2005.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Part III incorporates certain information by reference from the Registrant's definitive proxy statement for its annual shareholder meeting to be held on December 12, 2005 to be filed pursuant to Regulation 14A.

         Transitional Small Business Format (check one): Yes [_] No [X]

                                Table of Contents

--------------------------------------------------------------------------------

Description                                                       Page Number

--------------------------------------------------------------------------------

                                     PART I
                                     ------

ITEM 1        DESCRIPTION OF BUSINESS..................................1

ITEM 2        DESCRIPTION OF PROPERTIES................................8

ITEM 3        LEGAL PROCEEDINGS........................................8

ITEM 4        SUBMISSION OF MATTERS TO VOTE
              OF SECURITY HOLDERS......................................8

                                     PART II
                                     -------

ITEM 5        MARKET FOR COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS..............................8

ITEM 6        MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS........11

ITEM 7        FINANCIAL STATEMENTS....................................19

ITEM 8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE..................40

ITEM 8A       CONTROLS AND PROCEDURES.................................40


                                    PART III
                                    --------

ITEM 9        DIRECTORS AND EXECUTIVE OFFICERS........................41

ITEM 10       EXECUTIVE COMPENSATION..................................42

ITEM 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT...................................42

ITEM 12       CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS............................................42

ITEM 13       EXHIBITS................................................43

ITEM 14       PRINCIPAL ACCOUNTANT FEES AND SERVICES..................44

SIGNATURES .......................................................... 45

EXHIBITS

                    Preliminary Note Regarding Certain Risks
                    ----------------------------------------
                         and Forward-Looking Statements
                         ------------------------------


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

                                     PART I

Item 1. Description of Business.

Introduction


     Profile Technologies, Inc. (the "Company"), a Delaware corporation, was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of inspecting pipelines for corrosion and is in the final stages of researching and developing a patented, non-destructive and non-invasive, high speed scanning process using electro magnetic waves to remotely inspect buried, encased and insulated pipelines for corrosion (the "EMW Inspection"). The EMW Inspection process analyzes the waveforms of electrical impulses by extracting point-to-point information along a segment of pipeline to determine the integrity of the entire pipeline. During the EMW Inspection process electromagnetic pulses are directed along the length of a pipeline from either one ("Single-Pulse") or two ("Dual-Pulse") directions. In Dual-Pulse mode, the intersecting point of the two electro magnetic pulses is moved down the pipeline by computerized delays of one pulse and data received from these locations is analyzed to determine if an anomaly on the pipeline exists and whether such anomaly is likely to be identified as corrosion.

     The EMW Inspection process provides a corrosion inspection method which does not require the inspector to physically remove the pipeline's insulation or otherwise dig up the pipeline to visually inspect for corrosion. In certain instances, limited access points to buried pipelines exist for reasons unrelated to corrosion inspection. As a result, corrosion inspection may be conducted at these access points. Where such access points are not already available, the EMW Inspection process permits the inspection of pipelines with a minimal amount of disturbance to the coating or insulation on the pipeline. In addition, the EMW Inspection process permits corrosion inspection over the entire pipeline, as opposed to other technologies, which only provide for spot point inspections. Such "spot inspections" are not necessarily accurate in indicating the overall condition of a pipeline.

     Refineries, chemical plants, utilities, natural gas transmission companies and the petroleum industry have millions of miles of pipeline much of which may be exposed to harsh and severe environments subjecting such pipeline to higher incidence of corrosion. As a result of such environments these industries are continually challenged to ensure that the quality of its pipeline meets applicable standards established by relevant regulatory bodies to protect operating personnel and the environment.

     During the summer of 1998, the Company completed work on its first commercial contract with ASCG Inspection, Inc. testing British Petroleum pipelines at approximately 100 road and caribou crossings located on the North Slope of Alaska. During the summer of 1999, the Company continued work testing pipelines under a contract with another large multi-national oil company related to the inspection of approximately 250 below-grade pipelines. During the summer of 2000, the Company expanded its Alaska efforts by testing a total of 372 below-grade pipelines. In 2001, the Company completed the testing of approximately 441 pipelines in Alaska and in 2002 the Company inspected 364 pipelines.

     Based on estimates provided by its then current Alaska customers based on their recently completed road and caribou crossing inspections, the Company was expected to complete the inspection of approximately 400 to 500 below-grade pipelines in Alaska during the 2003 calendar year. However, the Company was able to successfully test only 250 below-grade pipelines during this time period as a result of lack of current budgeting for the remainder of such program.

     The remainder of the inspection work is expected to be completed at some future date. In anticipation of this possibility, the Company designed, fabricated, and began testing new hardware for the inspection of direct-buried pipe in the lower-48 states. The new hardware has been designed with a view toward improving efficiency, ease of use, portability, accuracy of test data and customer acceptance.

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

     Throughout its development stage, the Company has filed and continues to file many patents in order to protect the proprietary nature of its technology.

Pipeline Corrosion

     A combination of federal state, and industry rules combine to regulate corrosion protection. The U.S. Department of Labor, operating through the Occupational Safety and Health Administration has jurisdiction over numerous plants and facilities containing corrosion protected pipeline that, if breached, could cause serious bodily injury or death to on-site workers. The U.S. Department of Transportation has jurisdiction over interstate natural gas and hazardous liquids pipelines. Counterpart state agencies have jurisdiction over intrastate natural gas and hazardous liquids pipelines. In addition, the American Petroleum Institute has promulgated a comprehensive Piping Inspection Code which requires that extensive corrosion testing be done by all members (which includes the vast majority of the petroleum and petrochemical industries). As a result of extensive regulation and testing requirements, the industry is faced with the requirement to engage in extensive testing for corrosion. In 1993, the American Petroleum Institute imposed even stricter test standards regarding the problem of corrosion under the insulation on pipelines. When pipeline is uninsulated and above ground, external corrosion can be identified visually. The petroleum and other related industries, however, insulate much of their piping to conserve energy and to prevent injury to personnel from high temperature levels on the pipelines. As soon as piping is insulated, a very complex situation is created. Corrosion can occur underneath the insulation due to moisture or corrosive products that find their way through broken or poorly sealed insulation. This corrosion under insulated pipelines is very difficult and costly to locate. In the past, testing for this problem had been on a limited sample basis and relied upon inspection processes that were very cumbersome and costly.

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

     Corrosion under insulated pipelines presents a very complicated testing problem because corrosion cannot be easily identified by statistical sampling. If, for example, a segment of pipe has a small insulation part removed every ten feet and is visually inspected using eddy current or x-ray techniques, there is no statistical basis to assume that the external condition of the piping between the removed insulation parts is good or bad. The American Petroleum Institute testing standard adopted in 1993, in essence, mandates either stripping even larger amounts of coating or using an alternate system that will identify corrosion under the insulation without stripping the coating on suspected and unsuspected pipe. Because of the enormous cost involved in using the stripping and visual testing process, the Company believes that the industry will be receptive to an alternate testing system that is reliable and less costly. The Company believes that its EMW process provides an alternate testing system that could be widely accepted by the Industry. However, while the Company has obtained some commercial contracts and prospects for expanded commercial contracts in the future appear strong, there can be no assurance that such acceptance will continue to grow or that competitors will not develop newer and better technologies.

The Company's EMW Inspection Technology

     The Company has developed two basic EMW inspection techniques, namely, Dual Pulse or Pulse Propagation Analyzer and Single-Pulse or Calibration Mark Z. For above-grade piping, the Company uses both the Dual-Pulse and CMZ to determine the condition of a given pipe segment in the open field as well as in a refinery, chemical plant or power plant. For below-grade piping under streets and road crossings, we use only the Dual Pulse technique. The results of our two basic techniques provide an assessment of the overall integrity of the pipe in question and the location and classification of electromagnetic anomalies which, in most instances, are related to external corrosion.


The Single-Pulse Technique

     The Single-Pulse technique requires fixing the source location on one end of the pipe segment in question and adjusting the signal receiver generally at an equal incremental distance from the source across the length of pipe segment. From the characteristics of the electromagnetic waves as a result of wave propagation, attenuation, and dispersion, we determine whether electromagnetic anomalies exist, as in the case of the Dual-Pulse techniques.

     As simple as these concepts may appear, the Company believes that the EMW process is not intuitively obvious. The petroleum industry has spent significant funds trying to solve the problem of finding corrosion under insulation. Correlating pipeline corrosion information using the Company's technology requires a combination of state-of-the-art instrumentation plus an understanding of the physical phenomena that are being measured. Although the principles of the EMW process are simple to explain, management believes that the EMW measurement and analysis are on the leading edge of inspection technology.

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


The Dual-Pulse Technique

     The Dual-Pulse process extracts corrosion related information from segments of both accessible and inaccessible pipelines underneath the entire insulation barrier by analyzing the intersection of two electrical current pulses traveling in opposite directions along the pipeline. This corrosion related information is extracted without the need for removing the insulation protecting the pipeline. Through laboratory and field testing the Company established that the electrical response, called characteristic transfer function ("CTF"), of two intersecting pulses traveling along the pipeline is uniquely defined with location specific information that relates to the integrity of the pipeline at the point of intersection. Constructive interference occurs when the two current impulses run into and interfere with each other at the point of intersection on a pipeline. The CTF is determined, not only by the nature and characteristics of the original pulses, but by the physical characteristics of the pipeline segment in its environment at the point of intersection.

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

     As described above, the Company has fabricated new buried pipe inspection hardware and is actively seeking industry and other financing sources in order to rigorously and scientifically test that hardware. In order to obtain additional revenue generating contracts, the Company intends to emphasize the reliability of its buried pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. The Company intends to concentrate its fiscal year 2006 marketing efforts on the pipeline and utility buried pipe inspection markets in the lower-48 states, particularly in "high consequence areas" as defined in the federal Department of Transportation's regulations ("HCAs"). However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on natural gas utility and pipeline markets.

Revenues

     The Company derives revenue solely from the sale of the EMW inspection technology service. The Company relies solely upon several employees, including the Chief Executive Officer and the Chief Operating Officer to conduct the Company's sales activities.

     The Company did not have revenues during the twelve months ended June 30, 2005. During the twelve months ended June 30, 2004, all of the Company's revenues were attributable to two customers. These customers individually accounted for 9% and 91% of revenues for the twelve months ended June 30, 2004.

Patents, Intellectual Property and Licensing

     The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 2005, the Company had ten issued U.S. patents, five issued foreign patents, one U.S. patent application pending, and three foreign patents pending.

     The Company's success depends in large part upon its ability to protect its process and technology under United States and international patent laws and other intellectual property laws. U.S. patents have a term of 17 years from date of issuance or, for more recently filed patent applications, 20 years from the filing of such applications, and patents in most foreign countries have a term of 20 years from the proprietary filing date of the patent application. The first U.S. patent was issued in 1990; three patents were issued in 1993; one patent was issued in 1998; two patents were issued in 2000, and one patent was issued in 2002.

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

Employees and Consultants

     As of June 30, 2005, the Company had five employees, one of which was part-time. In an effort to reduce its "burn rate" to the lowest practicable level, the Company furloughed all of its field crews during the quarter ended March 31, 2004. If and when revenue-generating contracts are obtained, the Company may re-hire former crew personnel or may hire and train new crews.

Customers

     The Company did not have revenues during the twelve months ended June 30, 2005 as it was engaged solely in the redevelopment of its testing hardware and software. The testing of that hardware and software is nearing completion. The Company now seeks funding required to pursue pipeline and utility customers in the U.S. lower-48 states. However, there can be no assurance that funding sufficient for this purpose can be obtained. For the twelve months ended June 30, 2004, the Company had two customers in Alaska that accounted for 100 percent of the Company's revenues.


Supplier Relationships

     Although there are other sources for EMW inspection equipment, the Company intends for the foreseeable future to purchase same from a single supplier on the basis of superior quality and performance.

Government Regulation

     Natural gas and hazardous liquids pipelines are extensively regulated. The Department of Transportation's Office of Pipeline Safety, and state public utility commissions applying federal regulations, monitor operator compliance with corrosion monitoring and other pipeline safety-related regulatory requirements. The President signed the Pipeline Safety Improvement Act of 2002 into law in December of 2002. The legislation would require much more active corrosion monitoring than is currently required and could generate significant interest in the Company's technology, particularly by natural gas transmission and hazardous liquids pipeline operators. In addition, there may be opportunities to demonstrate the technology, in light of this legislation, to industry and government pipeline safety advisory groups. However, eventually the Company's inspection method must be certified for use by the federal Department of Transportation if it is to satisfy customers' required inspection obligations. Nevertheless, the Company expects that many companies will find the Company's new methods useful and beneficial even prior to federal certification and may, indeed, sponsor the Company in the certification process.


Research and Development Expenditures

     During the last year, the Company has re-developed and improved the hardware and software it uses to detect corrosion on direct-buried pipe. As a result of such re-development and improvement, the Company believes that its technology is now ready to obtain broad acceptance in the U.S pipeline and utility industry segments. However, additional funding and certifications must be acquired to gain significant market share in the Company's target markets.

Item 2. Description of Properties.

     The Company's executive offices are located at 2 Park Avenue, Suite 201, Manhasset, NY 11030. The Company leases on a month-to-month basis approximately 500 square feet of office space from a non-affiliate. The rental payment is approximately $788 per month.

     The Company's research and development facility is located in Ferndale, Washington. The Company leases 1,800 square feet of space from a non-affiliate at a monthly cost of approximately $2,026, pursuant to a lease that expires on January 31, 2006.

     The Company does not own any real estate.


Item 3.  Legal Proceedings.

     The Company is not aware of any legal proceedings contemplated by any governmental authority or any other party involving the Company or its properties. As of the date of this report, no director, officer or affiliate is a party adverse to the Company in any legal proceeding or has an adverse interest to the Company in any legal proceedings. The Company is not aware of any other legal proceedings pending or that have been threatened against the Company or its properties.


Item 4.  Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2005.


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

     The following table sets forth the high and low bid prices for the Company's common stock for each quarter within the past two fiscal years as reported by OTCBB. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                           Range of
                                                          Sale Prices
                                                          -----------
                                                        High         Low
                                                       ------      ------
       Fiscal Year 2005
            First Quarter                              $0.90        $0.35
            Second Quarter                             $1.55        $0.35
            Third Quarter                              $1.15        $0.60
            Fourth Quarter                             $0.90        $0.55

       Fiscal Year 2004
            First Quarter                              $0.51        $0.17
            Second Quarter                             $0.50        $0.23
            Third Quarter                              $1.00        $0.27
            Fourth Quarter                             $0.90        $0.50


     As of September 15, 2005, the Company had approximately 1,000 holders of record of the Company's common stock.


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

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of the Company's existing equity compensation plans, as of June 30, 2005.


--------------------------------- ------------------- ---------------- -------------------

                                                                           Number of
                                                                           securities
                                                                           remaining
                                                                         available for
                                      Number of                         future issuance
                                   securities to be   Weighted-average    under equity
                                     issued upon      exercise price      compensation
                                     exercise of      of outstanding    plans (excluding
                                     outstanding         options,          securities
                                  options, warrants    warrants and       reflected in
                                      and rights          rights          column (a))
--------------------------------- ------------------- ---------------- -------------------
                                         (a)               (b)                 (c)
--------------------------------- ------------------- ---------------- -------------------

  Equity compensation plans          2,275,000             $1.14            225,000
approved by security holders (1)

--------------------------------- ------------------- ---------------- -------------------

 Equity compensation plans not       1,182,500(3)          $2.41              N/A
approved by security holders(2)

--------------------------------- ------------------- ---------------- -------------------

             Total                    3,457,500            $1.57            225,000

---------------------------------- ------------------- ---------------- -------------------

(1) Consists of grants under the Company's 1999 Stock Plan. On February 9, 2005, the Board of Directors approved an increase in the number of shares of common stock that may be issued under the Plan from 500,000 to 2.5 million shares.

(2) Consists of grants under individual compensation arrangements approved separately by the Board of Directors and are not part of any written or formal plan under which the Company will be obligated to issue equity compensation in the future.

(3) Consists of the following compensatory warrants: (A) 15,000 warrants at $0.55 per share, expiring on December 9, 2007, (B) 40,000 warrants at $0.70 per share, expiring on December 16, 2008, (C) 12,500 warrants at $0.75 per share, of which 8,000 expire on June 1, 2010 and 4,500 expire on June 17, 2010, (D) 50,000 warrants at $1.00 per share, expiring on January 2, 2007,
     (E) 150,000 warrants at $1.05 per share, expiring on March 18, 2007, (F) 305,000 warrants at $1.125 per share, expiring on October 31, 2007, (G) 40,000 warrants at $1.50 per share, expiring on October 31, 2007, (H) 235,000 warrants at $3.00 per share, expiring on October 31, 2007, (I) 285,000 warrants at $3.50 per share, expiring on October 31, 2007, (J) 30,000 warrants at $7.20 per share, expiring on October 31, 2007, and (K) 20,000 warrants at $13.50 per share, expiring on October 31, 2007.

Recent Sales of Unregistered Securities

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

     During the twelve months ended June 30, 2005, five investors exercised their conversion right in accordance with the terms of the 2003 Offering. As a result, 201,044 restricted shares of common stock were issued.

     On January 19, 2005, the Board of Directors approved the offering (the "2005 Offering") of 2,000,000 units (the "Units") consisting of shares of common stock and attached warrants. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75. The warrants are exercisable at any time prior to the fifth anniversary from the date of grant. The 2005 Offering is exempt from registration under Section 4(2) of the Securities Act.

     As of June 30, 2005, the Company had raised $62,500 and issued 125,000 restricted shares of common stock and warrants to purchase up to 125,000 shares of restricted stock in accordance with the terms of the 2005 Offering.

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

     During the twelve months ended June 30, 2005, the Company issued of 150,000 restricted shares of common stock to two consultants of the Company as compensation for rendering services related to fund raising strategies and business and financial planning. These shares are exempt from registration under
Section 4(2) of the Securities Act.


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

     The Company did not have revenues during the twelve months ended June 30, 2005. During the twelve months ended June 30, 2004, all of the Company's revenues were attributable to two customers. These customers individually accounted for 9% and 91% of revenues for the twelve months ended June 30, 2004.

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

     As described above, the Company has fabricated new buried pipe inspection hardware and is actively seeking industry and other financing sources in order to rigorously and scientifically test that hardware. In order to obtain additional revenue generating contracts, the Company intends to emphasize the reliability of its buried pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. The Company intends to concentrate its fiscal year 2006 marketing efforts on the pipeline and utility buried pipe inspection markets in the lower-48 states, particularly in "high consequence areas" as defined in the federal Department of Transportation's regulations ("HCAs"). However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on natural gas utility and pipeline markets.


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

     Revenues for the twelve months ended June 30, 2005 were $0, as compared to $222,579 for the twelve months ended June 30, 2004. The Company did not generate any revenues during the twelve months ended June 30, 2005 as the Company was engaged solely in the redevelopment and improvement of its testing hardware and software. During calendar year 2003, the Company's Alaska customers completed a five-year program of inspecting road-crossings and caribou crossings. Upon completion of this initial program, the inspections were not budgeted for. Revenues generated during the twelve months ended June 30, 2004 were derived from the work performed on the North Slope of Alaska under the initial program.

     Cost of revenues for the twelve months ended June 30, 2005 were $0, as compared to $181,611 for the twelve months ended June 30, 2004. During the twelve months ended June 30, 2005 the Company did not have any employees working in the field because the Company did not have any revenue generating contracts during this period. Cost of revenues for the twelve months ended June 30, 2004 consists of depreciation and equipment rental expense related to field equipment and salaries related to the employees working in the field prior to the termination of the Alaska contracts.

     The Company did not have a gross profit or loss for the twelve months ended June 30, 2005. The Company had a gross profit of $40,968 for the twelve months ended June 30, 2004. The decrease in gross profit is due to the completion of the inspection program on the North Slope of Alaska during calendar year 2003.

     Research and development expenses for the twelve months ended June 30, 2005 were $261,617 as compared to $200,406 for the twelve months ended June 30, 2004. The increase of $61,211 for the twelve months ended June 30, 2005 as compared to the twelve months ended June 30, 2004 is substantially the result of recording $174,000 for the fair value of the 200,000 options granted to a consultant during the quarter ended March 31, 2005, offset by a significant decrease in salary and other payroll related expenditures. The Company furloughed several key employees during the quarter ended March 31, 2004 who were previously spending time on research and development activities and revenue generating contracts. Payroll expenses related to these employees were previously classified as research and development expenses and cost of revenues.

     General and administrative expenses for the twelve months ended June 30, 2005 were $705,542 as compared to $867,828 for the twelve months ended June 30, 2004. The decrease of $162,286 for the twelve months ended June 30, 2005 as compared to the twelve months ended June 30, 2004 is the result of a general reduction of operating expenditures as the Company focuses on reducing its overall burn rate. Compensation and benefits expense decreased significantly for the twelve months ended June 30, 2005 as compared to the twelve months ended June 30, 2004 as a result of the Company furloughing certain employees during the quarter ended March 31, 2004. Additionally, amortization decreased by approximately $61,000 for the twelve months ended June 30, 2005 as compared to the twelve months ended June 30, 2004 as a result of patents being fully amortized during the quarter ended June 30, 2004.

     Loss from operations for the twelve months ended June 30, 2005 was $967,159 as compared to $1,027,266 for the twelve months ended June 30, 2004. The decrease of $60,107, or 6%, is primarily due to overall reductions in compensation and benefit related expenses, depreciation and amortization and other operating expenses as discussed above.

     Interest expense for the twelve months ended June 30, 2005 was $179,857 as compared to $139,081 for the twelve months ended June 30, 2004. The increase in interest expense of $40,776 is in part the result of five investors who exercised their conversion right under the terms of the 2003 Offering during the twelve months ended June 30, 2005. The 2003 Offering includes a beneficial conversion feature. As such, the Company recorded interest expense of approximately $101,500 during the twelve months ended June 30, 2005 to expense the unamortized debt discount remaining at the date of conversion. This increase is offset by a decrease from the twelve months ended June 30, 2004 in which the Company recorded a charge to interest expense of approximately $82,000 to expense the unamortized convertible debt discount on the convertible debentures that were in default with respect to principal and interest at June 30, 2004. As a result of a larger aggregate principal balance outstanding on the Convertible Debentures during the twelve months ended June 30, 2005 as compared to the twelve months ended June 30, 2004, the Company recorded approximately $14,200 more in interest expense related to the Convertible Debentures during the twelve months ended June 30, 2005 than during the same period in 2004. The Company also recorded approximately $7,900 more interest expense on the notes payable to stockholders during the twelve months ended June 30, 2005 than during the same period in 2004 as a result of an increase in the outstanding principal balance. Also, contributing to the increase in interest expense for the twelve months ended June 30, 2005 as compared to the twelve months ended June 30, 2004 is amortization of deferred financing fees of $5,200 related to the 2003 Offering.


Recently Issued Accounting Standards

     SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's financial statements.

     SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

     SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R).

     SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's financial statements.

     Financial Accounting Standards Board Interpretation ("FIN") No. 46(R) revised FIN No. 46, Consolidation of Variable Interest Entities, requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46(R) did not have any impact on the Company's financial statements.

     The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's financial statements.

     The EITF reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 became effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share of the Company.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $11,605,139 through June 30, 2005, and had negative working capital of $2,349,380 as of June 30, 2005. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees until the Company has sufficient resources to pay the amounts owed or to exchange such deferred amounts into options as described below. At June 30, 2005, the Company has accrued $807,276 related to the deferred payment of salaries and consulting fees of which $639,126 is included under deferred wages and $168,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

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

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants were recorded as paid-in capital, estimated at $101,978 and $185,868 for the years ended June 30, 2005 and 2004, respectively. The fair value of the warrants issued during the year ended June 30, 2005 were determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 4.14% to 4.30%, volatility of 120% and a zero dividend yield. The fair value of the warrants issued during the year ended June 30, 2004 were determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 3.74% to 4.72%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a discount of $158,000 and $293,023 during the years ended June 30, 2005 and 2004, respectively on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering. As of the closing date of the 2003 Offering, the Company had raised $503,000 from the 2003 Offering.

     As of June 30, 2004, the Company was in default on the accrued interest on $137,500 of the total face value of the Debentures. Due to the default status as of June 30, 2004 and the uncertainty regarding the Company's ability to remain in compliance with the terms of the Debentures, and thereby preventing a future default, the $137,500 debt in default was classified as a current liability. Additionally, unamortized debt discount of $81,559 and debt issuance costs of $5,200 were written off and were included in interest expense and general and administrative expenses, respectively in the statement of operations for the twelve months ended June 30, 2004.

     During the twelve months ended June 30, 2005, five investors exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $100,000 at the conversion date was recognized as interest expense.

     As of June 30, 2005, accrued interest on the Debentures was $5,024. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount of $100,583 and $85,523 for the twelve months ended June 30, 2005 and June 30, 2004, respectively. As of June 30, 2005 the carrying value of the long-term debt debenture was $61, net of unamortized debt discount of $265,439.

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

     As of June 30, 2005, the Company had raised $62,500 and issued 125,000 restricted shares of common stock and warrants to purchase up to 125,000 shares of restricted stock in accordance with the terms of the 2005 Offering.

     The Company engaged a law firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the law firm, the Company will pay the law firm a ten percent cash commission on all funds that the law firm helps raise. Additionally, the Company will issue warrants to purchase restricted shares of common stock at $0.75 per share equal to ten percent of the total warrants issued in connection with the 2005 Offering. The warrants may be exercised up to five years from the date of issuance, which is the date the proceeds are received under the 2005 Offering. As of June 30, 2005, the Company has incurred $6,250 of fees to be paid in cash to the law firm and issued warrants to purchase 12,500 restricted shares of common stock. The Company recorded approximately $7,000 as a reduction to paid-in capital for the fair value of the warrant grants. The fair value of the warrant grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of ranging from 133% to 183%, risk-free interest rates ranging from 3.63% to 3.88%, expected lives of five years, and a 0% dividend yield.

     Other Commitments

     The Company's other contractual obligations consist of commitments under deferred wages and accrued professional fees, payments under an operating lease, and repayment of loans payable to certain officers, directors and stockholders. As of June 30, 2005, deferred wages and accrued professional fees were $807,276. The salaries and professional fees will continue to be deferred until the Company has sufficient resources to pay the amounts owed, or the employees, officers, or directors exchange such amounts as described above.

     As of June 30, 2005, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $1,128,990. The terms of the various notes are described below under "Note 3: Related Parties: Notes Payable - Stockholders."

     As of June 30, 2005, the Company has future minimum lease payments of approximately $14,000 under its operating lease.

     Capital will be expended to support operations until the Company can generate sufficient cash flows from operations. In order for the Company to generate cash flows from operations, the Company must secure revenue generating contracts. Management is currently directing the Company's activities towards obtaining service contracts, which, if obtained, will necessitate the Company attracting, hiring, training and outfitting qualified technicians. If service contracts are obtained, additional field test equipment purchases will be necessary to provide the services. The Company intents to purchase such equipment for its field crews in the foreseeable future, at such time as the scope of operations require alternate sources of financing equipment. The Company expects that if additional contracts are secured, and revenues increase, working capital requirements will increase. There can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts. Additionally, the Company anticipates that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support future growth. There can be no assurance that the Company will be able to secure additional revenue generating contracts to provide sufficient cash.

     Pending the deployment of the Company's new hardware and software (as discussed in the "Introduction" section) and the receipt of new contracts, and in an effort to reduce its out-of-pocket expenses to the lowest practicable level, the Company has furloughed all of its field crews. If and when revenue-generating contracts are obtained, the Company will re-hire former crew personnel or may hire and train new crews. The Company was not obligated to make any severance payments for salaries, health benefits or accrued vacation and sick time related to the termination of any of its employees.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements that have had or are reasonably likely to have a material current or future effect on the Company's financial condition or financial statements.

Item 7. Financial Statements


                           Profile Technologies, Inc.


                                Table of Contents



                                                                           Page

Reports of Independent Registered Public Accounting Firms                     20

Balance Sheet as of June 30, 2005                                             22

Statements of Operations for Years Ended June 30, 2005 and 2004               23

Statements of Stockholders' Deficit for Years Ended June 30, 2005 and 2004    24

Statements of Cash Flows for Years Ended June 30, 2005 and 2004               25

Notes to Financial Statements                                                 26

Report of Independent Registered Public Accounting Firm

The Board of Directors
Profile Technologies, Inc.:


     We have audited the accompanying balance sheet of Profile Technologies, Inc. as of June 30, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. as of June 30, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred cumulative losses and had negative working capital of $2,349,380 at June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            /s/ Peterson Sullivan


Seattle, Washington
September 9, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors
Profile Technologies, Inc.:


     We have audited the accompanying statements of operations, stockholders' deficit, and cash flows of Profile Technologies, Inc. for the year ended June 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Profile Technologies, Inc. for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 8 to the financial statements, the Company has incurred net losses since inception and has a working capital deficit at June 30, 2004 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  /s/ KPMG LLP


Seattle, Washington
October 11, 2004

                             PROFILE TECHNOLOGIES, INC.
                                 Balance Sheet
                                 June 30, 2005


                                     Assets

Current assets:
           Cash                                                   $     27,045
           Prepaid expenses and other current assets                    17,651
                                                                  ------------

                   Total current assets                                 44,696

Equipment, net of accumulated depreciation of $538,931                   7,635
Deferred financing fees                                                 11,360
Other assets                                                             2,415
                                                                  ------------

                   Total assets                                   $     66,106
                                                                  ============

                     Liabilities and Stockholders' Deficit

Current Liabilities:
           Accounts payable                                       $    196,364
           Notes payable to stockholders                             1,128,990
           Current portion of convertible debt                         137,500
           Deferred wages                                              639,126
           Accrued professional fees                                   168,150
           Accrued interest                                            103,352
           Other accrued expenses                                       20,594
                                                                  ------------

                   Total current liabilities                         2,394,076

Long-term convertible debt, net of unamortized
  discount of $265,439                                                      61

Stockholders' deficit:
           Common stock, $0.001 par value.
             Authorized 25,000,000  shares;
             issued and outstanding 5,925,705 shares                     5,926
           Common stock issuable; 45,000 shares                             45
           Additional paid-in capital                                9,271,137
           Accumulated deficit                                     (11,605,139)
                                                                  ------------

                   Total stockholders' deficit                      (2,328,031)

Commitments, contingencies and subsequent events

                                                                  ------------
           Total liabilities and stockholders' deficit            $     66,106
                                                                  ============

                See accompanying notes to financial statements.

                           PROFILE TECHNOLOGIES, INC.
                            Statements of Operations
                   For the years ended June 30, 2005 and 2004


                                                       2005             2004
                                                   ------------     -----------


Revenue                                            $      --        $   222,579

Cost of revenues                                          --            181,611
                                                   -----------      -----------

       Gross profit                                       --             40,968
                                                   -----------      -----------

Operating expenses:
       Research and development                        261,617          200,406
       General and administrative                      705,542          867,828
                                                   -----------      -----------

       Total operating expenses                        967,159        1,068,234
                                                   -----------      -----------

       Loss from operations                           (967,159)      (1,027,266)

Interest expense                                       179,857          139,081
Other income                                              --              1,762
                                                   -----------      -----------

       Net loss                                    $(1,147,016)     $(1,164,585)
                                                   ===========      ===========

Basic and diluted net loss per share               $     (0.20)     $     (0.21)

Weighted average shares outstanding
        used to calculate basic and
        diluted net loss per share                   5,744,371        5,472,710

                See accompanying notes to financial statements.


                                                     PROFILE TECHNOLOGIES, INC.
                                                   Statements of Stockholders' Deficit
                                                 For the years ended June 30, 2005 and 2004

                                                   Common stock                                                           Total
                                             ---------------------------               Additional                     stockholders'
                                            Shares issued     Shares                     paid-in        Accumulated       equity
                                           and outstanding    Issuable      Amount       capital         deficit        (deficit)
                                             ------------   ------------  -----------  ------------    ------------    -------------


Balance at June 30, 2003                       5,461,661         --      $     5,462   $  8,349,701    $ (9,293,538)   $   (938,375)

Issuance of common stock for services             33,000         --               33          9,017            --             9,050
Issuance of common stock warrants and
      options for services                          --           --             --           17,600            --            17,600
Issuance of common stock warrants related
      to the convertible debt                       --           --             --          185,868            --           185,868
Recording beneficial conversion feature
      on convertible debt                           --           --             --          107,155                         107,155
Net loss                                            --           --             --             --        (1,164,585)     (1,164,585)
                                            ------------   ----------   ------------   ------------    ------------    ------------

Balance at June 30, 2004                       5,494,661         --            5,495   $  8,669,341    $(10,458,123)   $ (1,783,287)

Issuance of common stock for services            150,000         --              150         69,850            --            70,000
Issuance of common stock warrants and
      options for services                          --           --             --          224,525            --           224,525
Issuance of common stock warrants
      related to
      the convertible debt                          --           --             --          101,977            --           101,977
Recording beneficial conversion feature
      on convertible debt                           --           --             --           56,023            --            56,023
Issuance of common stock upon conversion
      of convertible debt to equity              201,044         --              201        100,321            --           100,522
Issuance of common stock warrants related
      to the 2005 Offering                          --           --             --           33,059            --            33,059
Issuance of common stock related to the
      2005 Offering                               80,000         --               80         18,439            --            18,519
Common stock issuance costs                         --           --             --          (13,275)                        (13,275)
Common stock issuable related to
      the 2005 Offering                             --         45,000             45         10,877            --            10,922

Net loss                                            --           --             --             --        (1,147,016)     (1,147,016)
                                            ------------   ----------   ------------   ------------    ------------    ------------

Balance at June 30, 2005                       5,925,705       45,000   $      5,971   $  9,271,137    $(11,605,139)   $ (2,328,031)
                                            ============   ==========   ============   ============    ============    ============


                                               See accompanying notes to financial statements.



                                                      PROFILE TECHNOLOGIES, INC.
                                                        Statements of Cash Flows
                                              For the years ended June 30, 2005 and 2004


                                                                                                          2005             2004
                                                                                                       ------------     -----------

Cash flows from operating activities:
         Net loss                                                                                      $(1,147,016)     $(1,164,585)
         Adjustments to reconcile net loss to net cash used in operating activities:
                Depreciation and amortization                                                                8,323           98,494
                Impairment loss of assets                                                                     --             64,008
                Accreted discount on convertible debt                                                           61            3,964
                Amortization of convertible debt discount included in interest expense                     100,000           81,559
                Accrued interest on convertible debt converted to equity                                       522             --
                Amortization of debt issuance costs                                                          5,240            7,000
                Equity issued for services                                                                 294,525           26,650
                Changes in operating assets and liabilities:
                      Contract work-in progress                                                               --             11,310
                      Prepaid expenses and other current assets                                              1,621           31,461
                      Accounts payable                                                                     (61,827)          68,288
                      Deferred wages                                                                       255,800          236,668
                      Accrued professional fees                                                             24,000          (20,345)
                      Accrued interest                                                                      45,105           45,186
                      Other accrued expenses                                                                 3,423           (7,173)
                                                                                                       -----------      -----------

                      Net cash used in operating activities                                               (470,223)        (517,515)

Cash flows from investing activies:
         Purchases of equipment                                                                               --             (1,820)
                                                                                                       -----------      -----------

                      Net cash used in investing activities                                                   --             (1,820)

Cash flows from financing activies:
         Allocated proceeds from issuance of convertible debt                                               56,023          159,132
         Allocated proceeds from issuance of warrants attached to convertible debt                         101,977          185,868
         Convertible debt issuance costs                                                                      --            (23,600)
         Common stock issuance costs                                                                       (13,275)            --
         Allocated proceeds from issuance of common stock                                                   29,441             --
         Allocated proceeds from issuance of warrants attached to issuance of common stock                  33,059             --
         Proceeds from issuance of notes payable to stockholders                                           278,500          267,748
         Repayments of notes payable to stockholders                                                       (48,270)         (10,000)
                                                                                                       -----------      -----------

                      Net cash provided by financing activities                                            437,455          579,148
                                                                                                       -----------      -----------

                      Increase (decrease) in cash                                                          (32,768)          59,813

Cash at beginning of period                                                                                 59,813             --
                                                                                                       -----------      -----------

Cash at end of period                                                                                  $    27,045      $    59,813
                                                                                                       ===========      ===========

Supplemental disclosure of cash flow information:
         Debt discount recorded for beneficial conversion feature                                      $    56,023      $   107,155
         Cash paid for interest                                                                        $    21,720      $      --
         Convertible debt converted into 201,044 shares of common stock during the twelve months ended June 30, 2005
                (no shares issued during the twelve months ended June 30, 2004)                        $   100,522      $      --

                                        See accompanying notes to financial statements.

                                                             25

Note 1: Description of Business

     Profile Technologies, Inc. (the "Company"), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of inspecting pipelines for corrosion and is in the final stages of researching and developing a patented, non-destructive and non-invasive, high speed scanning process, using electro magnetic waves to remotely inspect buried, encased and insulated pipelines for corrosion.

Note 2: Summary of Significant Accounting Policies

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

     Research and Development

Research and development costs are expensed when incurred. During the twelve months ended June 30, 2005 and June 30, 2004, the Company incurred $261,617 and $200,406, respectively on research and development activities.

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

     Major Customers

     The Company did not have revenues during the twelve months ended June 30, 2005. During the twelve months ended June 30, 2004, all of the Company's revenues were attributable to two customers. These customers individually accounted for 9% and 91% of revenues for the twelve months ended June 30, 2004.

     Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of common and dilutive common equivalent shares outstanding during the period. As the Company had a net loss attributable to common shareholders in each of the periods presented, basic and diluted net loss per share are the same.

     Excluded from the computation of diluted net loss per share for the twelve months ended June 30, 2005, because their effect would be antidilutive, are options and warrants to acquire 5,762,318 shares of common stock with a weighted-average exercise price of $1.40 per share. Also excluded from the computation of diluted net loss per share for the twelve months ended June 30, 2005 are 806,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in footnote 8 because their effect would be antidilutive.

     Excluded from the computation of diluted net loss per share for the twelve months ended June 30, 2004, because their effect would be antidilutive, are options and warrants to acquire 3,578,818 shares of common stock with a weighted-average exercise price of $1.58 per share. Also excluded from the computation of diluted net loss per share for the twelve months ended June 30, 2004 are 690,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in footnote 8 because their effect would be antidilutive.

     For the twelve months ended June 30, 2005 and 2004, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in footnote 8 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at June 30, 2005 and 2004.

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

     Financial Instruments and Concentrations of Credit Risk

     At June 30, 2005, the Company has the following financial instruments: notes payable to stockholders, convertible short-term and long-term debt, accounts payable and accrued expenses. The carrying value of these instruments, other than the convertible debt, approximate fair value based on their liquidity. The fair value of the convertible debt was determined as the excess of the proceeds over the fair value of the warrants. Credit is extended to customers based on an evaluation of their financial condition. The Company does not require any collateral.

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

                                                                                For the years ended
                                                                                    June 30,
                                                                        -----------------------------------
                                                                           2005                    2004
                                                                        -----------            ------------
Net loss:
         As reported                                                    $(1,147,016)           $(1,164,585)
         Plus: stock-based employee compensation expense
         included in reported net loss                                         --                     --

         Less: stock based compensation expense determined under
         fair value based method for all employee rewards                (1,255,965)               (21,600)
                                                                        -----------            -----------
Pro forma net loss                                                      $(2,402,981)           $(1,186,185)
                                                                        -----------            -----------

Net loss per share
         Basic and diluted - as reported                                $     (0.20)           $     (0.21)
         Basic and diluted - pro forma                                  $     (0.42)           $     (0.22)


     The fair value of option and warrant grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made during the year ended June 30, 2005: expected volatility of 163%, risk-free interest rate of 3.41%, expected lives of two years, and a 0% dividend yield. The weighted average assumptions used for grants made during the year ended June 30, 2004 were: expected volatility of 120%, risk free interest rate of 3.26%, expected lives of 5 years, and a 0% dividend yield.

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

     The Company's customers are located in the United States and various foreign countries. However, no revenue has been generated from contracts with customers in foreign countries during the years ended June 30, 2005 or 2004.

     Comprehensive Income (Loss)

     Comprehensive income (loss) is equal to net income (loss) for the years ended June 30, 2005 and 2004.


     Recently Issued Accounting Pronouncements

     SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS No. 151 is expected to have no impact on the Company's financial statements.

     SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company's financial statements.

     SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires that the compensation cost relating to share-based payment transactions be recognized at fair value in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The Company is currently analyzing the requirements of the adoption of SFAS No. 123(R).

     SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is not expected to have a significant impact on the Company's financial statements.

     Financial Accounting Standards Board Interpretation ("FIN") No. 46(R) revised FIN No. 46, Consolidation of Variable Interest Entities, requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46(R) did not have any impact on the Company's financial statements.

     The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The adoption of this consensus or FSP is expected to have no impact on the Company's financial statements.

     The EITF reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 became effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share of the Company.


 Note 3: Related Parties

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

     During the year ended June 30, 2005, Mr. Evans loaned the Company an additional $278,500. Accrued interest and the outstanding principal balance of the Amended Evans Loan were $98,328 and $1,071,490, respectively as of June 30, 2005. Due to insufficient funds, the Company has not made the interest payments due on the Amended Evans Loan on June 30 and December 31 of each year and did not repay the outstanding principal balance. Corresponding interest expense related to the Amended Evans Loan was $47,533 and $37,734 for the twelve months ended June 30, 2005 and 2004, respectively. All advances from Mr. Evans are convertible into any debt or equity offerings made by the Company. Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

     On May 9, 2002, the Company cancelled 150,000 warrants held by Mr. Evans with exercise prices ranging from $3.00 per share to $7.50 per share issued under the terms of a previous loan with Mr. Evans ("Old Warrants"), and issued to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05 per share, which expire on May 13, 2007.

     The cancellation of the Old Warrants is an effective re-pricing and will be accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of June 30, 2005 and 2004, no intrinsic value had been recorded related to these warrants as the stock price was below the exercise price.

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

     On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on June 30 and December 31 of each year. During the year ended June 30, 2005, the Company repaid the outstanding principal balance of $48,270 and accrued interest to Mr. Gemino. Interest expense related to the 2003 Gemino Note was $892 and $2,765 for the twelve months ended June 30, 2005 and 2004, respectively.

     The following is a summary of notes payable to stockholders as of June 30, 2005.

           Amended Evans Loan                                    $1,071,490
           2003 Gemino Note                                              --
           Deceased Officer Note                                      7,500
           Stockholder Loans                                         50,000
                                                                 ----------

                                                  Total          $1,128,990
                                                                 ==========

     Royalty Arrangement

     In September, 1988, at the time Gale D. Burnett, a beneficial shareholder of more than 10% of the Company's common stock, first transferred certain technology, know-how and patent rights to the Company, a royalty interest of 4% of all pre-tax profits derived from the technology and know-how transferred was granted to Northwood Enterprises, Inc., a family-owned company controlled by Mr. Burnett. Northwoods Enterprises subsequently assigned such royalty interest back to Mr. Burnett. On April 8, 1996, Mr. Burnett assigned 2% of this royalty interest to certain shareholders of the Company, 1 1/4% of which was assigned to Henry Gemino, currently the Chief Executive Officer and Chief Financial Officer, and a director of the Company. This royalty arrangement also applies to all future patent rights and technology developed by Mr. Burnett and assigned to the Company. To date, no royalty payments have been made or earned under the above described arrangement.

Note 4: Income Taxes

     Federal income taxes reported by the Company differ from the amount computed by applying the statutory rate due primarily to an increase in the valuation allowance for deferred tax assets.

     The tax effect of temporary differences that give rise to federal deferred tax assets are comprised of the following at June 30, 2005:

          Deferred tax assets.
            Net operating loss carryforwards                      $3,258,439
            Depreciation and amortization                              7,008
            Wages and professional fees                              236,564
            Stock compensation                                       415,200
            Research and development credit carry forwards           101,517
                                                                  ----------
                       Gross deferred tax assets                   4,018,728

          Less: valuation allowance                               (4,018,728)
                       Net deferred tax assets                    $     --
                                                                  ==========


     The net increase in the valuation allowance for deferred tax assets was $389,123 and $335,605 for the years ended June 30, 2005 and 2004, respectively. The increases were primarily due to net operating loss carry forwards, the realization of which was uncertain.

     For federal income tax purposes, the Company has net operating loss carry forwards at June 30, 2005 available to offset future federal taxable income, if any, of approximately $9,583,645 which begin to expire in 2005 through 2025. In addition, the Company has research and development tax credit carry forwards of approximately $101,517 at June 30, 2005, which are available to offset federal income taxes and begin to expire during the year ended June 30, 2006.

     The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

     The effects of state income taxes were insignificant for the years ended June 30, 2005 and 2004.

Note 5: Common Stock

     During the year ended June 30, 2005, the Company recorded stock compensation expense totaling $70,000 for the fair market value of 150,000 shares of restricted common stock issued to third parties in exchange for services. The restricted common stock was valued based on the market price of the Company's common stock, as traded on the NASD's Over the Counter Bulletin Board, on the day of grant.

     During the year ended June 30, 2005, five investors exercised their conversion right in accordance with the terms of the 2003 Offering. As a result, 201,044 restricted shares of common stock were issued. Additionally, pursuant to the terms of the 2005 Offering, the Company issued 125,000 restricted shares of common stock during the year ended June 30, 2005.

     During the year ended June 30, 2004, the Company recorded stock compensation expense totaling $9,050 for the fair market value of 33,000 shares of restricted common stock issued to third parties in exchange for services. The restricted common stock was valued based on the market price of the Company's common stock, as traded on the NASD's Over the Counter Bulletin Board, on the day of grant.

Note 6: Stockholders' Equity

Stock Option Plan

     The Company has granted stock options to compensate key employees, consultants, and board members for past and future services. During 1999, the Company adopted a stock option plan (the "Plan"). The Plan provides for both incentive and nonqualified stock options to be granted to employees, officers, directors, and consultants. In accordance with the Plan, the Company may grant options to purchase up to 500,000 shares of common stock. On February 9, 2005, the Board of Directors approved an increase in the number of shares of common stock that may be issued under the Plan from 500,000 to 2.5 million shares.

     A summary of stock option-related activity follows:


                                                               Options outstanding
                                                            -------------------------
                                                                            Weighted
                                                 Shares       Number        average
                                             available for      of         exercise
                                                granted       shares         price
                                              ----------    ----------    ------------
Balance at June 30, 2003                         135,000       365,000    $    2.70
Grants                                          (150,000)      150,000         0.67
Expirations                                       25,000       (25,000)       10.50
                                              ----------    ----------
Balance at June 30, 2004                          10,000       490,000         1.68

Increase in options available for grant        2,000,000
Grants                                        (1,850,000)    1,850,000         1.16
Cancellations                                     15,000       (15,000)        5.00
Expirations                                       50,000       (50,000)        6.20
                                              ----------    ----------
Balance at June 30, 2005                         225,000     2,275,000         1.14
                                              ==========    ==========

     The following is a summary of stock options outstanding, all of which are exercisable at June 30, 2005:

                                      Options outstanding
                         --------------------------------------------
                                               Weighted
                                              average        Weighted
                                             remaining       average
                           Number            contractual     exercise
   Exercise prices       outstanding         life (years)      price
   ---------------       -----------         ------------      -----

       $ 0.50                 30,000             3.56         $ 0.50
         0.55                 90,000             2.75           0.55
         0.70                130,000             3.46           0.70
         1.00                135,000             1.38           1.00
         1.16              1,850,000             8.96           1.16
         2.00                  5,000             0.68           2.00
         4.00                 35,000             0.26           4.00
                       -------------

       $ 0.50 - 4.00       2,275,000             7.73           1.14
                       =============


     The Company applies APB Opinion No. 25 and related interpretations in accounting for option grants to employees.

     During the year ended June 30, 2005, the Company recorded stock compensation expense totaling $217,500 for the fair market value of 250,000 options granted to third-parties in exchange for services. The options were valued using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 120%, risk free interest rate of 3.78%, expected lives of five years, and a 0% dividend yield.

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

     The weighted average fair value per share of the option grants made during the years ended June 30, 2005 and June 30, 2004 were $0.80 and $0.21, respectively.

     Warrants

     The Company has granted warrants to compensate key employees, consultants, and board members for past and future services, and as incentives during placements of stock and convertible debt.

     A summary of warrant-related activity follows:

                                              Number of             Weighted
                                               warrants             average
                                             outstanding         exercise price
                                            --------------       --------------

Outstanding at June 30, 2003                     2,458,818        $  2.01
Grants                                             730,000           0.75
Expirations                                       (100,000)          6.50
                                            --------------
Outstanding at June 30, 2004                     3,088,818           1.57
Grants                                             453,500           0.75
Expirations                                        (55,000)          5.31
                                            --------------
Outstanding at June 30, 2005                     3,487,318           1.57
                                            ==============


     The following is a summary of warrants outstanding, all of which are exercisable at June 30, 2005:


                                              Weighted
                                              average         Weighted
                                             remaining        average
                           Number            contractual      exercise
   Exercise prices       outstanding         life (years)      price
   ---------------       -----------         ------------      -----

    $  0.55 - 0.75         1,198,500             8.19         $  0.75
       1.00 - 1.50         1,718,818             1.68            1.05
       3.00 - 3.50           520,000             3.28            2.36
       7.20                   30,000             2.34            7.20
      13.50                   20,000             2.34           13.50
                        ------------
    $  0.55 -13.50         3,487,318             4.03            1.57
                        ============

     During the year ended June 30, 2005, the Company recorded expense related to warrants totaling $7,025 for the fair market value of 12,500 warrants granted to a third-party in exchange for services. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: expected volatility ranging from 133% to 183%, risk free interest rates ranging from 3.63% to 3.88%, expected lives of five years, and a 0% dividend yield.


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

       The weighted average fair value per share of the warrant grants made during the years ended June 30, 2005 and June 30, 2004 were $0.31 and $0.41, respectively.

Note 7: Operating Leases

     The Company's research and development facility is located in Ferndale, Washington under a lease that renewed on January 31, 2003 for a one-year term. The lease automatically renews thereafter for one year-terms. The lease may be terminated upon ninety days written notice. The future minimum payments under the lease extension are at the same monthly rate of approximately $2,026 per month as under the terms of the original lease.

     The Company's executive office is located in Manhasset, New York under a lease agreement that is month to month.

     The Company expects to continue to incur costs on leased properties, as the Company has extended such leases in the past or will use alternate facilities.

     Total rent expense under operating leases with third parties was $33,521 and $34,407 during the years ended June 30, 2005 and 2004, respectively.

Note 8: Liquidity

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $11,605,139 and $10,458,123 through June 30, 2005 and June 30, 2004, respectively, and had negative working capital of $2,349,380 and $1,818,260 as of June 30, 2005 and June 30, 2004, respectively. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers and directors have agreed to defer a portion of their salaries and consulting fees until the Company has sufficient resources to pay the amounts owed or to exchange such deferred amounts into options as described below. At June 30, 2005, the Company has accrued $807,276 related to the deferred payment of salaries and consulting fees of which $639,126 is included under deferred wages and $168,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. As there was no intrinsic value associated with these exchange rights, no additional compensation cost has been recorded.

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

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants were recorded as paid-in capital, estimated at $101,978 and $185,868 for the years ended June 30, 2005 and 2004, respectively. The fair value of the warrants issued during the year ended June 30, 2005 were determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 4.14% to 4.30%, volatility of 120% and a zero dividend yield. The fair value of the warrants issued during the year ended June 30, 2004 were determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 3.74% to 4.72%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a discount of $158,000 and $293,023 during the years ended June 30, 2005 and 2004, respectively on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering. As of the closing date of the 2003 Offering, the Company had raised $503,000 from the 2003 Offering.

     As of June 30, 2004, the Company was in default on the accrued interest on $137,500 of the total face value of the Debentures. Due to the default status as of June 30, 2004 and the uncertainty regarding the Company's ability to remain in compliance with the terms of the Debentures, and thereby preventing a future default, the $137,500 debt in default was classified as a current liability. Additionally, unamortized debt discount of $81,559 and debt issuance costs of $5,200 were written off and were included in interest expense and general and administrative expenses, respectively in the statement of operations for the twelve months ended June 30, 2004.

     During the twelve months ended June 30, 2005, five investors exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $100,000 at the conversion date was recognized as interest expense.

     As of June 30, 2005, accrued interest on the Debentures was $5,024. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount of $100,583 and $85,523 for the twelve months ended June 30, 2005 and June 30, 2004, respectively. As of June 30, 2005 the carrying value of the long-term debt debenture was $61, net of unamortized debt discount of $265,439.

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

     As of June 30, 2005, the Company had raised $62,500 and issued 125,000 restricted shares of common stock and warrants to purchase up to 125,000 shares of restricted stock in accordance with the terms of the 2005 Offering.

     The Company engaged a law firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the law firm, the Company will pay the law firm a ten percent cash commission on all funds that the law firm helps raise. Additionally, the Company will issue warrants to purchase restricted shares of common stock at $0.75 per share equal to ten percent of the total warrants issued in connection with the 2005 Offering. The warrants may be exercised up to five years from the date of issuance, which is the date the proceeds are received under the 2005 Offering. As of June 30, 2005, the Company has incurred $6,250 of fees to be paid in cash to the law firm and issued warrants to purchase 12,500 restricted shares of common stock. The Company recorded approximately $7,000 as a reduction in paid-in capital for the fair value of the warrant grants. The fair value of the warrant grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of ranging from 133% to 183%, risk-free interest rates ranging from 3.63% to 3.88%, expected lives of five years, and a 0% dividend yield.


Note 9: Subsequent Events

     On August 9, 2005, Mr. Evans converted $400,000 of his stockholder loan payable in accordance with the terms of the 2005 Offering. Accordingly, Mr. Evans was issued 800,000 shares of restricted common stock and warrants to purchase 800,000 shares of restricted common stock at an exercise price of $0.75 per share.

     On September 1, 2005 Mr. Evans converted $75,000 of his stockholder loan payable in accordance with the terms of the 2005 Offering. Accordingly, Mr. Evans was issued 150,000 shares of restricted common stock and warrants to purchase 150,000 shares of restricted common stock at an exercise price of $0.75 per share.

     Subsequent to June 30, 2005, four investors exercised their conversion right under the terms of the 2003 Offering. Accordingly, $180,000 of principal was converted into 360,000 shares of restricted common stock.

     Subsequent to June 30, 2005, the Company has raised $548,000 and issued 1,096,000 restricted shares of common stock and warrants to purchase up to 1,096,000 shares of restricted stock in accordance with the terms of the 2005 Offering. Additionally, pursuant to an agreement with a law firm, the Company has incurred $51,650 of commission related fees and issued warrants to purchase 1,033,000 restricted shares of common stock at $0.75 per share.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

(a) Previous independent accountant.

     On November 4, 2004, the Company dismissed KPMG LLP ("KPMG") as its independent accountant. The decision to change independent accountant was approved by the Company's Audit Committee and Board of Directors.

     During the audits of the Company's two most recent fiscal years ended June 30, 2004 and through the date of this report, the Company has had no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused it to make reference to the subject matter of such disagreements in its report on the financial statements of the Company for such period. During the Company's two most recent fiscal years and through the date of this report, the Company has had no reportable events under Item 304(a)(1)(iv) of Regulation S-B, except as discussed in the next paragraph below.

     During the audit for the year-ended June 30, 2004, KPMG advised the Company's audit committee that they identified one material weakness in the Company's internal controls. The material weakness identified related to the accounting and financial reporting for the non-payment of interest on the convertible debt, causing certain of the notes to be in default as of June 30, 2004. The accounting for this default is included in the Company's financial statements for the year-ended June 30, 2004. The Company has implemented processes and procedures to review debt agreements, on a quarterly basis, to ensure that the Company is in compliance with the terms of its debt instruments and covenants. In instances of non-compliance, the Company will take the necessary actions to remedy the non-compliance and consider the impact of any non-compliance in the reporting of the Company's financial statements.

     The audit reports of KPMG on the financial statements of the Company as of and for each of the past two fiscal years ended June 30, 2004 and 2003 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except as follows:

     KPMG's report on the financial statements of the Company as of and for the years ended June 30, 2004 and 2003, contained a separate paragraph stating that "the Company has incurred net losses since inception and has a working capital deficit at June 30, 2004 that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

     The Company has requested KPMG to furnish it with a letter addressed to the Commission stating whether or not KPMG agrees with the above statements. A copy of such letter, dated November 9, 2004, is filed as Exhibit No. 16 to this report.

(b) New independent accountant.

     The Company has engaged Peterson Sullivan PLLC ("Peterson Sullivan") as its new independent accountant as of November 4, 2004. During the Company's two most recent fiscal years and through the date of their engagement by the Company, the Company did not consult with Peterson Sullivan regarding the issues of the type described in Item 304(a)(2) of Regulation S-B.

Item 8A. Controls and Procedures.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The Company's executive officers, including the Company's Chief Executive Officer, who also serves as Chief Financial Officer, and the Chief Operating Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. These executives have designed such controls to ensure that all material information related to the Company is made known to them by others within the organization. As of June 30, 2005, the Company's Chief Executive Officer and Chief Operating Officer completed an evaluation of the Company's disclosure controls and procedures and have determined that such disclosure controls and procedures are functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that require modification. There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


                                    PART III


Item 9. Directors and Executive Officers.

Directors, Executive Officers, Promoters and Control Persons

     The information regarding directors contained under the caption "Proposal
One: Election of Directors" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Executive Officers of the Company

     In addition to Murphy Evans and Henry Gemino, who also serve as directors, the following constitutes the executive officer of the Company:


                                       Positions Held and Principal
       Name         Age             Occupations During the Past 5 Years
       ----         ---             -----------------------------------

Philip L. Jones     63        Mr. Jones has served as the Chief  perating
                              Officer and Executive Vice President for the
                              Company during the past five years. Previous to his employment with the Company, he provided energy consulting services to certain utility companies for a period of one year. Prior to tha time, Mr. Jones held various executive positions with Consolidated Natural Gas Company before retiring in April 2000.


Compliance with Section 16(a) of the Exchange Act

     The information regarding reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy

Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Code of Ethics

     The Company has adopted a Code of Ethics applicable to its chief executive officer, chief operating officer, chief financial officer, president and other finance leaders. A copy of the Code of Ethics may be obtained by any person without charge, upon request, by contacting the principle office of the Company.

Audit Committee

     The information contained under the caption "Board of Directors and Committees" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Item 10.  Executive Compensation.

     The information contained under the caption "Executive Compensation" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fsical year covered by this report, is incorporated herein by reference.


Item 12. Certain Relationships and Related Transactions.

     The information contained under the caption "Certain Relationship and Related Transactions" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Item 13. Exhibits.

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

  Exhibit 11.1 Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

  Exhibit 23.1           Consent of Independent Registered Public Accounting
                         Firm.

  Exhibit 23.2           Consent of Independent Registered Public Accounting
                         Firm.

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


Item 14. Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to the section entitled "Independent Public Accountants" in the Company's Proxy Statement for the 2005 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

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

                                   PROFILE TECHNOLOGIES, INC.



                                   By /s/ Henry E. Gemino
                                     -------------------------------------------
                                   Henry E. Gemino
                                   Chief Executive Officer
                                   and Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the dates indicated:

Signature                                  Title                      Date
---------                                  -----                      ----

/s/Charles Christenson                  Director             September 27, 2005
----------------------
Charles Christenson

/s/Murphy Evans                         Director             September 27, 2005
---------------
Murphy Evans

/s/Henry E. Gemino                      Director             September 27, 2005
------------------
Henry E. Gemino

/s/William A. Krivsky                   Director             September 27, 2005
---------------------
William A. Krivsky