Form 10QSB
period 2005-09-30
PROFILE TECHNOLOGIES INC
filed 2005-11-14
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended:
                             September 30, 2005

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

As of October 31, 2005, the number of shares outstanding of the issuer's common stock, the only class of common equity, were 8,543,445.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

                                TABLE OF CONTENTS

Description                                                          Page Number
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

     Item 1.      Financial Statements

         Balance Sheet (Unaudited) -
              At September 30, 2005...........................................3

         Statements of Operations (Unaudited) -
              Three Months Ended September 30, 2005 and 2004..................4

         Statements of Cash Flows (Unaudited) -
              Three Months Ended September 30, 2005 and 2004..................5

         Notes to Financial Statements (Unaudited)............................6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................11

     Item 3.   Controls and Procedures.......................................17

PART II.       OTHER INFORMATION

     Item 1.   Legal Proceedings.............................................18

     Item 2.   Unregistered Sales of Equity Securities and
               Use of Proceeds...............................................18

     Item 3.   Defaults Upon Senior Securities...............................18

     Item 4.   Submission of Matters to a Vote of Shareholders...............18

     Item 5.   Exhibits......................................................18

SIGNATURES ..................................................................21

CERTIFICATIONS

                           PROFILE TECHNOLOGIES, INC.
                                  Balance Sheet
                                   (unaudited)



                                                                   September 30,
                                                                        2005
                                                                   -------------
                                     Assets

Current assets:
           Cash                                                    $    318,239
           Prepaid expenses and other current assets                     21,264
                                                                   ------------

                   Total current assets                                 339,503

Equipment, net of accumulated depreciation of $540,230                    6,336
Deferred financing fees                                                   1,050
Other assets                                                              2,415
                                                                   ------------

                   Total assets                                    $    349,304
                                                                   ============

                     Liabilities and Stockholders' Deficit

Current Liabilities:
           Accounts payable                                        $    195,132
           Notes payable to stockholders                                653,990
           Current portion of convertible debt                          127,500
           Deferred wages                                               661,710
           Accrued professional fees                                    174,150
           Accrued interest                                             110,307
           Other accrued expenses                                        14,344
                                                                   ------------

             Total current liabilities                                1,937,133

Long-term convertible debt, net of unamortized
 discount of $95,454                                                         46

Stockholders' deficit:
     Common stock, $0.001 par value.  Authorized 25,000,000
       shares; issued and outstanding 8,081,445 shares                    8,081
     Common stock issuable; 297,000 shares                                  297
     Additional paid-in capital                                      10,420,949
     Accumulated deficit                                            (12,017,202)
                                                                   ------------

             Total stockholders' deficit                             (1,587,875)

Commitments, contingencies and subsequent events

                                                                   ------------
           Total liabilities and stockholders' deficit             $    349,304
                                                                   ============

                See accompanying notes to financial statements.


                                            PROFILE TECHNOLOGIES, INC.
                                             Statements of Operations
                                                    (unaudited)


                                                                  For the three months ended
                                                                         September 30,
                                                                 2005                     2004
                                                             ------------             -----------

Revenue                                                      $      --                $      --

Cost of revenues                                                    --                       --
                                                             -----------              -----------

       Gross profit                                                 --                       --
                                                             -----------              -----------

Operating expenses:
       Research and development                                   57,100                   22,870
       General and administrative                                160,306                  180,602
                                                             -----------              -----------

       Total operating expenses                                  217,406                  203,472
                                                             -----------              -----------

       Loss from operations                                     (217,406)                (203,472)

Interest expense                                                 194,657                  105,763
                                                             -----------              -----------

       Net loss                                              $  (412,063)             $  (309,235)
                                                             ===========              ===========

Basic and diluted net loss per share                         $     (0.06)             $     (0.06)

Weighted average shares outstanding used to
       calculate basic and diluted net loss per share          7,254,048                5,494,661

                                   See accompanying nots to financial statements.




                                                        PROFILE TECHNOLOGIES, INC.
                                                        Statements of Cash Flows
                                                              (unaudited)

                                                                                              For the three months ended
                                                                                                      September 30,
                                                                                                  2005            2004
                                                                                                ----------     -----------


Cash flows from operating activities:
        Net loss                                                                                $(412,063)      $(309,235)
        Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                                        1,299           2,439
               Accreted discount on convertible debt                                                   24               3
               Amortization of convertible debt discount included in interest expense             169,961          84,998
               Accrued interest on convertible debt converted to equity                               370             522
               Amortization of debt issuance costs                                                 10,310           3,110
               Equity issued for services                                                          68,178            --
               Changes in operating assets and liabilities:
                    Prepaid expenses and other current assets                                      (3,613)        (11,272)
                    Accounts payable                                                               (1,233)         18,064
                    Deferred wages                                                                 22,584          81,738
                    Accrued professional fees                                                       6,000          10,500
                    Accrued interest                                                                6,955          15,190
                    Other accrued expenses                                                         (6,250)         (2,177)
                                                                                                ---------       ---------

                    Net cash used in operating activities                                        (137,478)       (106,120)

Cash flows from financing activies:
        Allocated proceeds from issuance of convertible debt                                         --            32,185
        Allocated proceeds from issuance of warrants attached to convertible debt                    --            37,815
        Convertible debt issuance costs                                                              --           (23,600)
        Common stock issuance costs                                                              (119,828)           --
        Allocated proceeds from issuance of common stock                                          190,595            --
        Allocated proceeds from issuance of warrants attached to issuance of common stock         357,905            --
        Proceeds from issuance of notes payable to stockholders                                      --            16,500
        Repayments of note payable to stockholders                                                   --           (10,479)
                                                                                                ---------       ---------

                    Net cash provided by financing activities                                     428,672          52,421
                                                                                                ---------       ---------

                    Increase (decrease) in cash                                                   291,194         (53,699)

Cash at beginning of period                                                                        27,045          59,813
                                                                                                ---------       ---------

Cash at end of period                                                                           $ 318,239       $   6,114
                                                                                                =========       =========

Supplemental disclosure of cash flow information:
        Debt discount recorded for beneficial conversion feature                                $    --         $  32,185
        Cash paid for interest                                                                  $   5,024       $    --
        Convertible debt converted into 360,740 and 171,044 shares of common stock
               during the three months ended September 30, 2005 and 2004, respectively          $ 180,370       $  85,522


                                            See accompanying notes to financial statements.

                                                                  5

                            PROFILE TECHNOLOGIES, INC
                               September 30, 2005
                    Notes to Financial Statements (Unaudited)

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

2. Basis of Presentation

     The unaudited interim financial statements and related notes of the Company have been prepared pursuant to the instructions to Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such instructions. The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, the Company evaluates its estimates, including contract revenue recognition and impairment of long-lived assets. Actual results and outcomes may differ materially from these estimates and assumptions.

     The financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2005. The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

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

     Research and Development

     Research and development costs are expensed when incurred. During the three months ended September 30, 2005 and 2004, the Company incurred $57,100 and $22,870, respectively on research and development activities.

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

4. Stock Based Compensation

     The Company has elected to follow the measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options rather than the alternative fair value accounting provided for by Statements of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock Based Compensation. Compensation cost for stock options issued to employees is measured as the excess, if any, of the fair market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. The Company did not grant any stock options to employees during the three months ended September 30, 2005 and 2004 so net loss as reported is the same as the Company's pro forma net loss as determined in accordance with SFAS No. 123. Therefore, no reconciliation in accordance with SFAS No. 123 is required to be presented.

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

     Excluded from the computation of diluted net loss per share for the three months ended September 30, 2005, because their effect would be antidilutive, are options and warrants to acquire 7,912,618 shares of common stock with a weighted-average exercise price of $1.22 per share. Also excluded from the computation of diluted net loss per share for the three months ended September 30, 2005 are 446,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in footnote 7 because their effect would be antidilutive.

     Excluded from the computation of diluted net loss per share for the three months ended September 30, 2004, because their effect would be antidilutive, are options and warrants to acquire 3,718,818 shares of common stock with a weighted-average exercise price of $1.55 per share. Also excluded from the computation of diluted net loss per share for the three months ended September 30, 2004 are 660,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in footnote 7 because their effect would be antidilutive.

     For the three months ended September 30, 2005 and 2004, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in footnote 7 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at September 30, 2005 and 2004.

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

     During the three months ended September 30, 2005, Mr. Evans converted $475,000 of the Amended Evans Loan pursuant to the terms of the 2005 Offering. Accordingly, Mr. Evans received 950,000 shares of common stock and warrants to purchase 950,000 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable any time prior to the fifth anniversary from the date of grant.

     Accrued interest and the outstanding principal balance of the Amended Evans Loan were $107,063 and $596,490, respectively as of September 30, 2005. Due to insufficient funds, the Company has not made the interest payments due on the Amended Evans Loan on June 30 and December 31 of each year and did not repay the outstanding principal balance. Corresponding interest expense related to the Amended Evans Loan was $8,734 and $10,730 for the three months ended September 30, 2005 and 2004, respectively. All advances from Mr. Evans are convertible into any debt or equity offerings made by the Company. Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

     On May 9, 2002, the Company cancelled 150,000 warrants held by Mr. Evans with exercise prices ranging from $3.00 per share to $7.50 per share issued under the terms of a previous loan with Mr. Evans ("Old Warrants"), and issued to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05 per share, which expire on May 13, 2007.

     The cancellation of the Old Warrants is an effective re-pricing and will be accounted for as a "variable plan" until such time as the warrants are exercised, expire or are forfeited. Variable plan accounting will result in intrinsic value associated with the warrants being adjusted to compensation expense based on each reporting period's ending stock value. As of September 30, 2005 and 2004, no intrinsic value had been recorded related to these warrants as the stock price was equal to or below the exercise price.

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

     On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. From time to time, Mr. Gemino loaned the Company additional money and the Company repaid various amounts under the terms of the 2003 Gemino Note. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on June 30 and December 31 of each year. During the year ended June 30, 2005, the Company repaid the then outstanding principal balance of $48,270 and accrued interest to Mr. Gemino. Interest expense related to the 2003 Gemino Note was $0 and $552 for the three months ended September 30, 2005 and 2004, respectively.

     The following is a summary of notes payable to stockholders as of September 30, 2005.

          Amended Evans Loan                                      $596,490
          2003 Gemino Note                                              --
          Deceased Officer Note                                      7,500
          Stockholder Loans                                         50,000
                                                                  --------

                                                 Total            $653,990
                                                                  ========

7. Liquidity and Subsequent Events

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $12,017,202 through September 30, 2005 and had negative working capital of $1,597,630 as of September 30, 2005. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September 30, 2005, the Company has accrued $835,860 related to the deferred payment of salaries and professional fees of which $661,710 is included under deferred wages and $174,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital, estimated at $0 and $37,815 for the three months ended September 30, 2005 and 2004, respectively. The fair value of the warrants issued during the three months ended September 30, 2004, was determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 4.24% to 4.30%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a discount of $0 and $32,185 during the three months ended September 30, 2005 and 2004, respectively on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering. As of the closing date of the 2003 Offering, the Company had raised $503,000 from the 2003 Offering.

     During the three months ended September 30, 2005, four investors exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $170,000 at the conversion date was recognized as interest expense.

     During the three months ended September 30, 2004, four investors exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $85,000 at the conversion date was recognized as interest expense.

     As of September 30, 2005, accrued interest on the Debentures was $3,245. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount of $169,985 and $100,583 for the three months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 the carrying value of the long-term debt debenture was $46, net of unamortized debt discount of $95,454.

     Common Stock

     On January 19, 2005, the Board of Directors approved the offering (the "2005 Offering") of 2,000,000 units (the "Units") for a total offering price of $1,000,000, consisting of shares of common stock and attached warrants. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75 per share. The warrants are exercisable at any time prior to the fifth anniversary from the date of grant.

     During the three months ended September 30, 2005, the Company raised $548,500 under the terms of the 2005 Offering. Accordingly, the Company issued 1,097,000 shares of common stock and warrants to purchase up to 1,097,000 shares of common stock at an exercise price of $0.75 per share.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company will pay the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Additionally, the Company will issue warrants to purchase shares of common stock at $0.75 per share equal to ten percent of the total warrants issued in connection with the 2005 Offering. The warrants may be exercised up to five years from the date of issuance, which is the date the proceeds are received under the 2005 Offering. During the three months ended September 30, 2005, the Company incurred $51,650 of fees to be paid in cash to the brokerage firm and issued warrants to purchase 103,300 shares of common stock. The Company recorded $68,178 as a reduction to paid-in capital for the fair value of the warrant grants. The fair value of the warrant grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 168%, risk-free interest rate of 4.14%, expected life of five years, and a 0% dividend yield.

     Subsequent Events

     Subsequent to September 30, 2005, one investor exercised their conversion right under the terms of the 2003 Offering. Accordingly, $40,000 of principal was converted into 80,000 shares of common stock.

     Subsequent to September 30, 2005, the Company has raised $57,000 and issued 114,000 shares of common stock and warrants to purchase up to 114,000 shares of common stock in accordance with the terms of the 2005 Offering. Additionally, pursuant to an agreement with a brokerage firm, the Company has incurred $5,200 of commission related fees and issued warrants to purchase 10,400 shares of common stock at $0.75 per share.

     Subsequent to September 30, 2005, Mr. Evans provided a notice of conversion to the Company to convert $422,000 of the outstanding principal balance and $78,000 of accrued interest on the Amended Evans Loan pursuant to the terms of the 2005 offering. Accordingly, Mr. Evans will receive 1,000,000 shares of common stock and warrants to purchase 1,000,000 shares of common stock at an exercise price of $0.75 per share.

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


The Company's EMW Inspection Technology

     The Company has developed two basic EMW inspection techniques, namely, Dual Pulse or Pulse Propagation Analyzer and Single-Pulse or Calibration Mark Z. For above-grade piping, the Company uses both the Dual-Pulse and CMZ to determine the condition of a given pipe segment in the open field as well as in a refinery, chemical plant or power plant. For below-grade piping under streets and road crossings, the Company uses only the Dual Pulse technique. The results of our two basic techniques provide an assessment of the overall integrity of the pipe in question and the location and classification of electromagnetic anomalies which, in most instances, are related to external corrosion.


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

     The Company did not have revenues during the three months ended September 30, 2005 and 2004, respectively.

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

     The Company did not generate any revenues during the three months ended September 30, 2005 and 2004, respectively, as the Company was engaged solely in the redevelopment and improvement of its testing hardware and software.

     The Company did not have any cost of revenues for the three months ended September 30, 2005 and 2004, respectively. The Company did not have any employees working in the field because the Company did not have any revenue generating contracts during these periods.

     Research and development expenses for the three months ended September 30, 2005 and 2004 were $57,100 and $22,870, respectively. The increase of $34,230 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is substantially the result of the Company retaining the services of a consultant and scientist to focus increased efforts on the design, fabrication, and testing of the Company's new hardware.

     General and administrative expenses for the three months ended September 30, 2005 and 2004 were $160,306 and $180,602, respectively. The decrease of $20,296 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is the result of a general reduction of operating expenditures as the Company continues to focus on reducing its overall burn rate. There were significant decreases in professional fees of approximately $12,300 and insurance premiums of approximately $2,300 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004.

     Loss from operations for the three months ended September 30, 2005 and 2004 was $217,406 and $203,472, respectively. In general, loss from operations increased for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 as a result of an increase in research and development activities, offset by reductions in professional fees and other operating expenses as discussed above.

     Interest expense for the three months ended September 30, 2005 and 2004 was $194,657 and $105,763, respectively. The increase of $88,894 for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 is substantially the impact of investors exercising their conversion right in accordance with the terms of the Convertible Debentures. Accordingly, during the three months ended September 30, 2005, approximately $170,000 of unamortized discount was recognized as interest expense upon conversion as compared to approximately $85,000 during the three months ended September 30, 2004.


Liquidity and Capital Resources

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $12,017,202 through September 30, 2005 and had negative working capital of $1,597,630 as of September 30, 2005. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September 30, 2005, the Company has accrued $835,860 related to the deferred payment of salaries and professional fees of which $661,710 is included under deferred wages and $174,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.


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

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants were recorded as paid-in capital, estimated at $0 and $37,815for the three months ended September 30, 2005 and 2004, respectively. The fair value of the warrants issued during the three months ended September 30, 2004, were determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 4.24% to 4.30%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a discount of $0 and $32,185 during the three months ended September 30, 2005 and 2004, respectively on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering. As of the closing date of the 2003 Offering, the Company had raised $503,000 from the 2003 Offering.

     During the three months ended September 30, 2005, four investors exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $170,000 at the conversion date was recognized as interest expense.

     During the three months ended September 30, 2004, four investors exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $85,000 at the conversion date was recognized as interest expense.

     As of September 30, 2005, accrued interest on the Debentures was $3,245. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount of $169,985 and $85,000 for the three months ended September 30, 2005 and 2004, respectively. As of September 30, 2005 the carrying value of the long-term debt debenture was $46, net of unamortized debt discount of $95,454.

       Common Stock

       On January 19, 2005, the Board of Directors approved the offering (the "2005 Offering") of 2,000,000 units (the "Units") for a total offering price of $1,000,000, consisting of shares of common stock and attached warrants. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75 per share. The warrants are exercisable at any time prior to the fifth anniversary from the date of grant.

       During the three months ended September 30, 2005, the Company raised $548,500 under the terms of the 2005 Offering. Accordingly, the Company issued 1,097,000 shares of common stock and warrants to purchase up to 1,097,000 shares of common stock at an exercise price of $0.75 per share.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company will pay the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Additionally, the Company will issue warrants to purchase shares of common stock at $0.75 per share equal to ten percent of the total warrants issued in connection with the 2005 Offering. The warrants may be exercised up to five years from the date of issuance, which is the date the proceeds are received under the 2005 Offering. During the three months ended September 30, 2005, the Company incurred $51,650 of fees to be paid in cash to the brokerage firm and issued warrants to purchase 103,300 shares of common stock. The Company recorded $68,178 as a reduction to paid-in capital for the fair value of the warrant grants. The fair value of the warrant grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 168%, risk-free interest rate of 4.14%, expected life of five years, and a 0% dividend yield.

     Other Commitments

     The Company's other contractual obligations consist of commitments under an operating lease and repayment of loans payable to certain officers, directors and stockholders.

     As of to September 30, 2005, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $653,990. The terms of the various notes are described above under "Note 6: Notes Payable - Stockholders."

     As of to September 30, 2005, the Company has future minimum lease payments of approximately $6,078 under its operating lease.

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

Off Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements.

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


Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On January 19, 2005, the Board of Directors approved the offering (the "2005 Offering") of 2,000,000 units (the "Units") for a total offering price of $1,000,000 to accredited investors, consisting of shares of common stock and attached warrants. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75. The warrants are exercisable at any time prior to the fifth anniversary from the date of grant. The 2005 Offering is exempt from registration under Section 4(2) of the Securities Act.

     During the quarter ended September 30, 2005, the Company raised $548,500 and issued 1,097,000 shares of common stock and warrants to purchase up to 1,097,000 shares of stock in accordance with the terms of the 2005 Offering.

Item 3.  Defaults Upon Senior Securities.

     As of to September 30, 2005, the outstanding principal balance of the Amended Evans Loan (see "Note 6. Notes Payable - Stockholders" in the "Notes to Financial Statements") was equal to $596,490. The Company has not made the interest payments in the amounts of $13,062, $17,692, $20,043, $21,896 and $25,636, which were due and payable to Mr. Evans on June 30, 2003, December 31, 2003, June 30, 2004, December 31, 2004, and June 30, 2005, respectively. As of to September 30, 2005, the Company's total arrearage under the Amended Evans Loan with respect to accrued interest payments was equal to $107,063. Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

Item 4. Submission of Matters to a Vote of Shareholders.

     No matters were submitted to a vote of the Company's security holders during the quarter ended September 30, 2005.


Item 5. Exhibits.

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

  Exhibit 3.3                Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Company's
                             Definitive Proxy Statement filed with the Commission on October 28, 2002).


  Exhibit 10.1               Loan Agreement dated May 9, 2002, by and between the Company and Murphy Evans (incorporated by reference to  Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB filed with the
                             Commission on May 15, 2002).

  Exhibit 10.2               Loan Amendment and Promissory Note dated March 6, 2003, by and between the Company and Murphy
                             Evans (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB
                             filed with the Commission on May 20, 2003).

  Exhibit 10.3               Lease Agreement dated January 26, 2001 by and between the Company and Fatum LLC (incorporated  by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

  Exhibit 10.4               Lease Extension dated February 26, 2003 by and between the Company and Fatum LLC (incorporated  by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

  Exhibit 10.5               Royalty  Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration
                             Statement on Form SB-2 filed with the Commission on May 10, 1996).

  Exhibit 10.6               Assignment of Patent Rights (incorporated by reference to Exhibit 10.2 to the Company's
                             Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

  Exhibit 10.7               1999 Stock Option Plan (incorporated  by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

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


                                                                    21

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ROFILE TECHNOLOGIES, INC.
                                             -------------------------
                                            (Registrant)

                                            (
Date: November 11, 2005                     /s/ Henry E. Gemino
                                            ------------------------------------
                                            Henry E. Gemino
                                            Chief Executive Officer and
                                            Chief Financial Officer