Form 10QSB
period 2005-12-31
PROFILE TECHNOLOGIES INC
filed 2006-02-14
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended:
                                December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of January 31, 2006, the number of shares outstanding of the issuer's common stock, the only class of common equity was 10,494,445.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

                                TABLE OF CONTENTS

Description                                                          Page Number
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Balance Sheet (Unaudited) -
              At December 31, 2005.............................................3

         Statements of Operations (Unaudited) -
              Three Months Ended and Six Months Ended December 31, 2005
              and 2004.........................................................4

         Statements of Cash Flows (Unaudited) -
              Six Months Ended December 31, 2005 and 2004......................5

         Notes to Financial Statements (Unaudited).............................6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.......................................12

     Item 3.  Controls and Procedures.........................................20

PART II.      OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................21

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....21

     Item 3.  Defaults Upon Senior Securities.................................22

     Item 4.  Submission of Matters to a Vote of Shareholders.................22

     Item 5.  Other Information...............................................22

     Item 6.  Exhibits........................................................23

SIGNATURES....................................................................24

CERTIFICATIONS................................................................25


PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


                           PROFILE TECHNOLOGIES, INC.
                                  Balance Sheet
                                   (unaudited)



                                                                     December 31,
                                                                         2005
                                                                     ------------
                                     Assets
Current assets:
           Cash                                                      $    342,649
           Prepaid expenses and other current assets                       14,251
                                                                     ------------

                   Total current assets                                   356,900

Equipment, net of accumulated depreciation of $541,529                      5,037
Deferred financing fees                                                       980
Other assets                                                                1,550
                                                                     ------------

                   Total assets                                      $    364,467
                                                                     ============

                      Liabilities and Stockholders' Deficit

Current Liabilities:
           Accounts payable                                          $    183,578
           Notes payable to stockholders                                  479,990
           Current portion of convertible debt                            107,500
           Deferred wages                                                 682,000
           Accrued professional fees                                      180,150
           Accrued interest                                                85,836
           Other accrued expenses                                          27,144
                                                                     ------------

                   Total current liabilities                            1,746,198

Long-term convertible debt, net of unamortized discount of $75,427             73

Stockholders' deficit:
           Common stock, $0.001 par value.  Authorized 25,000,000
                   shares; issued and outstanding 8,543,445 shares          8,543
           Common stock issuable; 906,000 shares                              906
           Additional paid-in capital                                  11,021,528
           Accumulated deficit                                        (12,412,781)
                                                                     ------------

                   Total stockholders' deficit                         (1,381,804)

Commitments, contingencies and subsequent events

                                                                     ------------
           Total liabilities and stockholders' deficit               $    364,467
                                                                     ============


                 See accompanying notes to financial statements.

                                         PROFILE TECHNOLOGIES, INC.
                                          Statements of Operations
                                                 (unaudited)



                                                       For the three months ended    For the six months ended
                                                              December 31,                  December 31,
                                                          2005           2004           2005           2004
                                                       -----------    -----------    -----------    -----------


Revenue                                                $      --      $      --      $      --      $      --

Cost of revenues                                              --             --             --             --
                                                       -----------    -----------    -----------    -----------

      Gross profit                                            --             --             --             --
                                                       -----------    -----------    -----------    -----------

Operating expenses:
      Research and development                             189,766         14,659        246,866         37,529
      General and administrative                           175,138        190,075        335,444        370,677
                                                       -----------    -----------    -----------    -----------

      Total operating expenses                             364,904        204,734        582,310        408,206
                                                       -----------    -----------    -----------    -----------

      Loss from operations                                (364,904)      (204,734)      (582,310)      (408,206)

Interest expense                                            30,675         33,186        225,332        138,949
                                                       -----------    -----------    -----------    -----------

      Net loss                                         $  (395,579)   $  (237,920)   $  (807,642)   $  (547,155)
                                                       ===========    ===========    ===========    ===========

Basic and diluted net loss per share                   $     (0.05)   $     (0.04)   $     (0.10)   $     (0.10)

Weighted average shares outstanding used to
      calculate basic and diluted net loss per share     8,674,869      5,663,966      7,964,459      5,589,911


                               See accompanying notes to financial statements.

                                                 PROFILE TECHNOLOGIES, INC.
                                                  Statements of Cash Flows
                                                         (unaudited)

                                                                                                       For the six months ended
                                                                                                              December 31,
                                                                                                           2005         2004
                                                                                                        ---------    ---------



Cash flows from operating activities:
        Net loss                                                                                        $(807,642)   $(547,155)
        Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                                                 2,598        4,206
              Accreted discount on convertible debt                                                            57           14
              Amortization of convertible debt discount included in interest expense                      189,954      100,000
              Accrued interest on convertible debt converted to equity                                        370          522
              Accrued interest on notes payable to stockholders converted to equity                        30,746         --
              Amortization of debt issuance costs                                                          10,380        3,820
              Equity issued for services                                                                   85,850       35,000
              Changes in operating assets and liabilities:
                   Prepaid expenses and other current assets                                                3,400         (377)
                   Other assets                                                                               865         --
                   Accounts payable                                                                       (12,786)      16,115
                   Deferred wages                                                                          42,874      148,813
                   Accrued professional fees                                                               12,000       17,570
                   Accrued interest                                                                       (17,516)      22,567
                   Other accrued expenses                                                                   6,550       (2,827)
                                                                                                        ---------    ---------

                   Net cash used in operating activities                                                 (452,300)    (201,732)

Cash flows from financing activies:
        Allocated proceeds from issuance of convertible debt                                                 --         56,023
        Allocated proceeds from issuance of warrants attached to convertible debt                            --        101,977
        Convertible debt issuance costs                                                                      --           --
        Common stock issuance costs                                                                       (71,350)        --
        Allocated proceeds from issuance of common stock                                                  262,408         --
        Allocated proceeds from issuance of warrants attached to issuance of common stock                 493,092         --
        Proceeds from issuance of notes payable to stockholders                                            83,754       54,000
        Repayments of note payable to stockholders                                                           --        (40,879)
                                                                                                        ---------    ---------

                   Net cash provided by financing activities                                              767,904      171,121
                                                                                                        ---------    ---------

                   Increase (decrease) in cash                                                            315,604      (30,611)

Cash at beginning of period                                                                                27,045       59,813
                                                                                                        ---------    ---------

Cash at end of period                                                                                   $ 342,649    $  29,202
                                                                                                        =========    =========

Supplemental disclosure of cash flow information:
        Debt discount recorded for beneficial conversion feature                                        $    --      $  56,023
        Cash paid for interest                                                                          $   8,269    $   8,596
        Convertible debt and related accrued interest converted into 440,740 and 201,044 shares of
              common stock during the six months ended December 31, 2005 and 2004, respectively         $ 220,370    $ 100,522
        Notes payable to stockholder converted into 1,465,508 shares of common stock
              during the six months ended December 31, 2005                                             $ 732,754    $    --
        Accrued interest on notes payable to stockholder converted into 61,492 shares of common stock
              during the six months ended December 31, 2005                                             $  30,746    $    --


                                       See accompanying notes to financial statements.

                                                             5

                            PROFILE TECHNOLOGIES, INC
                                December 31, 2005
                    Notes to Financial Statements (Unaudited)


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

3.   Summary of Significant Accounting Policies

     Cash

        Cash includes highly liquid investments with original maturities of three months or less.

     Fair Value of Financial Instruments

        The Company has the following financial instruments: cash, accounts payable, notes payable to stockholders, and convertible debt. The carrying value of these instruments, other than the convertible debt, approximate fair value based on their liquidity. The fair value of the convertible debt was determined as the excess of the proceeds over the fair value of the warrants.

     Deferred Financing Fees

        The Company records costs incurred related to debt financings as deferred financing fees and amortizes, on a straight-line basis, the costs incurred over the life of the related debt. The amortization is recognized as interest in the financial statements. Upon conversion into equity or extinguishment of the related debt, the Company recognizes any unamortized portion of the deferred financing fees as interest expense.

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

     Research and Development

        Research and development costs are expensed when incurred. During the three and six months ended December 31, 2005 the Company incurred $189,766 and $246,866, respectively, on research and development activities. During the three and six months ended December 31, 2004 the Company incurred $14,659 and $37,529, respectively, on research and development activities.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

        The Company reviews long-lived assets, such as equipment and intangibles, for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

                                                          Three months ended              Six months ended
                                                              December 31,                  December 31,
                                                       --------------------------    --------------------------
                                                           2005           2004           2005           2004
                                                       -----------    -----------    -----------    -----------
Net loss:
         As reported                                   $  (395,579)   $  (237,920)   $  (807,642)  $   (547,155)
         Plus: stock-based employee compensation
         expense included in reported net loss                --             --             --             --

        Less: stock based compensation expense
        determined under fair value based method for
        all employee awards                               (352,000)          --         (352,000)          --
                                                       -----------    -----------    -----------    -----------
                  Net loss                             $  (747,579)   $  (237,920)   $(1,159,642)  $   (547,155)
                                                       -----------    -----------    -----------    -----------

Net loss per share
         Basic and diluted - as reported               $     (0.05)   $        (0.04)$     (0.10)   $        (0.10)
         Basic and diluted - pro forma                 $     (0.09)   $        (0.04)$     (0.15)   $        (0.10)


                                        7

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

        Excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2005, because their effect would be antidilutive, are options and warrants to acquire 9,343,018 shares of common stock with a weighted-average exercise price of $1.16 per share. Also excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2005 are 366,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 7 because their effect would be antidilutive.

        Excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2004, because their effect would be antidilutive, are options and warrants to acquire 3,834,818 shares of common stock with a weighted-average exercise price of $1.59 per share. Also excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2004 are 805,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 because their effect would be antidilutive.

        For the three and six months ended December 31, 2005 and 2004, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 8 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at December 31, 2005 and 2004.

        For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

6.   Notes Payable - Stockholders

        In April 2002, the Company issued a non-interest bearing bridge note payable to an officer of the Company in the amount of $7,500. The note is payable in full when the Company determines it has sufficient working capital to do so. On September 29, 2002, the officer who was owed the $7,500 died.

        The Company has entered into various loan agreements with Murphy Evans, President, a director and stockholder of the Company. On March 6, 2003, the Company's Board of Directors approved the Loan Amendment and Promissory Note (the "Amended Evans Loan") between the Company and Murphy Evans. The Amended Evans Loan aggregates all previous debt and supersedes and replaces all of the terms of the previous loans with Mr. Evans, including any conversion features. The Amended Evans Loan bears interest on the aggregate principal balance at a rate of 5% per annum, payable on June 30 and December 31 of each year, with the principal balance due and payable in full on December 31, 2003. The Amended Evans Loan is exempt from registration under Section 4(2) of the Securities Act.

        During the six months ended December 31, 2005, Mr. Evans loaned the Company an additional $83,754 pursuant to the terms of the Amended Evans Loan. During the six months ended December 31, 2005, Mr. Evans converted $732,754 of principal and $30,746 of accrued interest of the Amended Evans Loan pursuant to the terms of the 2005 Offering. Accordingly, Mr. Evans received 1,527,000 shares of common stock and warrants to purchase 1,527,000 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable any time prior to the fifth anniversary from the date of grant.

        Accrued interest and the outstanding principal balance of the Amended Evans Loan were $83,453 and $422,490, respectively as of December 31, 2005. Due to insufficient funds, the Company has not made the interest payments due on the Amended Evans Loan on June 30 and December 31 of each year and did not repay the outstanding principal balance. Corresponding interest expense related to the Amended Evans Loan was $7,136 and $15,870 for the three and six months ended December 31, 2005, respectively. Corresponding interest expense related to the Amended Evans Loan was $11,167 and $21,897 for the three and six months ended December 31, 2004, respectively. All advances from Mr. Evans are convertible into any debt or equity offerings made by the Company. Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan.

        On May 9, 2002, the Company cancelled 150,000 warrants held by Mr. Evans with exercise prices ranging from $3.00 per share to $7.50 per share issued under the terms of a previous loan with Mr. Evans, and issued to Mr. Evans 150,000 five-year warrants with an exercise price of $1.05 per share, which expire on May 13, 2007.

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

        On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. From time to time, Mr. Gemino loaned the Company additional money and the Company repaid various amounts under the terms of the 2003 Gemino Note. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on June 30 and December 31 of each year. During the year ended June 30, 2005, the Company repaid the then outstanding principal balance of $48,270 and accrued interest to Mr. Gemino. Interest expense related to the 2003 Gemino Note was $0 for the three and six months ended December 31, 2005. Interest expense related to the 2003 Gemino Note was $308 and $860 for the three and six months ended December 31, 2004, respectively.


        The following is a summary of notes payable to stockholders as of December 31, 2005.

              Amended Evans Loan                        $422,490
              Deceased Officer Note                        7,500
              Stockholder Loans                           50,000
                                                        --------

                                       Total            $479,990
                                                        ========

7.   Convertible Debt

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

        Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital, estimated at $64,162 and $101,977 for the three and six months ended December 31, 2004, respectively. The fair value of the warrants issued during the three and six months ended December 31, 2004, was determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 4.14% to 4.30%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a discount of $23,838 and $56,023 during the three and six months ended December 31, 2004, respectively, on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

        During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering. As of the closing date of the 2003 Offering, the Company had raised $503,000 from the 2003 Offering.

        During the three and six months ended December 31, 2005, one and five investors, respectively, exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $19,993 and $189,954 at the conversion date was recognized as interest expense during the three and six months ended December 31, 2005, respectively.

        During the three and six months ended December 31, 2004, four and five investors, respectively, exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $15,000 and $100,000 at the conversion date was recognized as interest expense during the three and six months ended December 31, 2004, respectively.

        As of December 31, 2005, accrued interest on the Debentures was $2,383. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $20,026 and $190,011 for the three and six months ended December 31, 2005, respectively. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $15,011 and $100,014 for the three and six months ended December 31, 2004, respectively. As of December 31, 2005 the carrying value of the long-term portion of the Debentures was $73, net of unamortized debt discount of $75,427.

8.   Liquidity and Subsequent Events

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $12,412,781 through December 31, 2005 and had negative working capital of $1,389,298 as of December 31, 2005. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Deferred Wages and Accrued Professional Fees

        To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2005, the Company has accrued $862,150 related to the deferred payment of salaries and professional fees of which $682,000 is included under deferred wages and $180,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

     Common Stock

        On January 19, 2005, the Board of Directors approved the offering (the "2005 Offering") of 2,000,000 units (the "Units") for a total offering price of $1,000,000, consisting of shares of common stock and attached warrants. On November 21, 2005, the Board of Directors approved an increase in the number of units to 6,000,000 units for a total offering price of $3,000,000. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75 per share. The warrants are exercisable at any time prior to the fifth anniversary from the date of grant.

        During the six months ended December 31, 2005, the Company raised $755,500 under the terms of the 2005 Offering. Accordingly, the Company issued 1,511,000 shares of common stock and warrants to purchase up to 1,511,000 shares of common stock at an exercise price of $0.75 per share.

        The Company engaged a brokerage firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company will pay the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Additionally, the Company will issue warrants to purchase shares of common stock at $0.75 per share equal to ten percent of the total warrants issued in connection with the 2005 Offering. The warrants may be exercised up to five years from the date of issuance, which is the date the proceeds are received under the 2005 Offering. During the three and six months ended December 31, 2005, the Company incurred $19,700 and $71,350, respectively, of fees to be paid in cash to the brokerage firm and issued warrants to purchase 39,400 and 142,700, respectively, shares of common stock. During the three and six months ended December 31, 2005, the Company recorded $39,006 and $107,184, respectively, as a reduction to paid-in capital for the fair value of the warrant grants. The fair value of the warrants issued to the brokerage firm during the three months ended December 31, 2005 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 376.16%, risk-free interest rate of 4.14%, expected lives of five years, and a 0% dividend yield. The fair value of the warrants issued to the brokerage firm during the six months ended December 31, 2005 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility ranging from 353.30% to 376.15%, risk-free interest rates ranging from 4.14% to 4.35%, expected lives of five years, and a 0% dividend yield.

     Subsequent Events

        Subsequent to December 31, 2005, the Company has raised $55,000 and issued 110,000 shares of common stock and warrants to purchase up to 110,000 shares of common stock in accordance with the terms of the 2005 Offering. Additionally, pursuant to an agreement with a brokerage firm, the Company has incurred $5,500 of commission related fees and issued warrants to purchase 11,000 shares of common stock at $0.75 per share.

        Subsequent to December 31, 2005, Mr. Evans loaned the Company an additional $5,979 pursuant to the terms of the Amended Evans Loan. Additionally, on January 10, 2006, Mr. Evans provided a notice of conversion to the Company to convert his entire outstanding principal balance of $428,469 and accrued interest of $84,031 on the Amended Evans Loan pursuant to the terms of the 2005 offering. Accordingly, Mr. Evans will receive 1,025,000 shares of common stock and warrants to purchase 1,025,000 shares of common stock at an exercise price of $0.75 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Business Overview

        Profile Technologies, Inc. (the "Company"), a Delaware corporation, was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of inspecting pipelines for corrosion and is in the final stages of researching and developing a patented, non-destructive and non-invasive, high speed scanning process using electro magnetic waves to remotely inspect buried, encased and insulated pipelines for corrosion (the "EMW Inspection Process").

        During the summer of 1998, the Company completed work on its first commercial contract with ASCG Inspection, Inc. testing British Petroleum pipelines at approximately 100 road and caribou crossings located on the North Slope of Alaska. During the summer of 1999, the Company continued work testing pipelines under a contract with another large multi-national oil company related to the inspection of approximately 250 below-grade pipelines. During the summer of 2000, the Company expanded its Alaska efforts by testing a total of 372 below-grade pipelines. In 2001, the Company completed the testing of approximately 441 pipelines in Alaska. In 2002 and 2003, the Company inspected 364 and 250 below-grade pipelines, respectively.

        As a result of the Company's experience in Alaska and in response to regulatory changes that occurred in 2003, the Company decided to improve its buried pipe inspection capabilities to meet the needs of a more significant portion of the buried-pipe market. The Company refocused its efforts on improving its current technology to take advantage of this opportunity. These efforts, which to some degree are still ongoing, refined our technology to specifically address the buried pipeline market by developing a new pulse (wave form) that is distorted by electrolysis i.e., active corrosion, in a specific way. The Company also refined the hardware underlying its inspection process by making its test system more powerful, portable and useful. Among other things, it eliminated the need for a cumbersome, external power source.

Industry Overview

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

        When pipeline is not insulated and above ground, external corrosion can be identified visually. The petroleum and other related industries, however, insulate much of their piping to conserve energy and to prevent injury to personnel from high temperature levels on the pipelines. When pipeline is insulated, corrosion can occur underneath the insulation due to moisture or corrosive products that find their way through broken or poorly sealed insulation. Corrosion underneath the insulation of insulated pipelines is very difficult and costly to locate. In the past, corrosion testing on insulated pipelines has been conducted on a limited sample basis and relied upon inspection processes that were both cumbersome and costly.

        The two prevalent testing methods used to detect corrosion on insulated pipelines, X-ray and eddy current, detect defects by analyzing visual image and decay. These methods require the physical stripping away of the pipeline insulation to conduct visual inspection, depth gauges, ultrasonics and X-ray are then used to determine the severity of the visually located corrosion. The physical removal of insulation required by these methods is costly for various reasons including the assembly of scaffolding for testing otherwise inaccessible above ground pipe (particularly in refineries and petrochemical plants) or the actual dig-up on below ground pipe. The Company's technology enables it to test pipe segments in a refinery setting for a distance up to three hundred feet and to use "cherry pickers" instead of costly scaffolding.

        Corrosion under the insulation of insulated pipelines presents a very complicated testing problem because corrosion cannot be easily identified by statistical sampling. If, for example, a small section of the insulation on a segment of insulated pipe is removed every ten feet for visual inspection using eddy current or x-ray techniques, there is no statistical basis to assume that the external condition of the piping between the removed sections of insulation is corrosion free.

The Company's EMW Inspection Process

        The EMW Inspection Process provides a corrosion inspection method which does not require the inspector to physically remove the pipeline's insulation or otherwise dig up the pipeline to visually inspect for corrosion. In certain instances, limited access points to buried pipelines exist for reasons unrelated to corrosion inspection. As a result, corrosion inspection may be conducted at these access points. Where such access points are not already available, the EMW Inspection Process permits the inspection of pipelines with a minimal amount of disturbance to the coating or insulation on the pipeline. In addition, the EMW Inspection Process permits corrosion inspection over the entire pipeline, as opposed to other inspection methods, which only provide for spot point inspections. Such "spot inspections" are not necessarily accurate in indicating the overall condition of a pipeline.

        The Company has developed two basic EMW Inspection Process techniques, namely, Dual Pulse or Pulse Propagation Analyzer and Single-Pulse or Calibration Mark Z. For above-grade piping, the Company uses both the Dual-Pulse and Single-Pulse techniques to determine the condition of a pipeline segment in the open field as well as in a refinery, chemical plant or power plant. For below-grade piping under streets and road crossings, the Company uses only the Dual Pulse technique. The results of our two basic techniques provide an assessment of the overall integrity of a pipeline and the location and classification of electromagnetic anomalies which, in most instances, are related to external corrosion.

The Single-Pulse Technique

        The Single-Pulse technique requires fixing the source location on one end of a segment of pipeline and adjusting the signal receiver at equal incremental distances from the source across the length of pipeline segment. Characteristics of the electromagnetic waves received as a result of wave propagation, attenuation, and dispersion are analyzed to determine the existence or absence of electromagnetic anomalies.

        Correlating pipeline corrosion information using the Company's technology requires a combination of state-of-the-art instrumentation plus an understanding of the physical phenomena that are being measured. Management believes that the EMW measurement and analysis are on the leading edge of inspection technology.

        The Company believes that its technology has at least two significant competitive advantages. First, it can inspect certain pipelines that are inaccessible to other testing methods. Second, with respect to facilities that are accessible to other inspection methods, the Company's technology does not require the removal of any insulation, coatings or encasements or pipeline excavation as a prerequisite to testing. Accordingly it will typically have a lower cost of site preparation that results in a significant cost advantage. Research and development efforts will continue to produce new applications for the Company's technology in the oil, natural gas and other industries.

The Dual-Pulse Technique

        The Dual-Pulse technique extracts corrosion related information from segments of both accessible and inaccessible pipelines underneath the entire insulation barrier by analyzing the intersection of two electrical current pulses traveling in opposite directions along the pipeline. This corrosion related information is extracted without the need for removing the insulation protecting the pipeline. Through laboratory and field testing the Company has established that the electrical response, called characteristic transfer function ("CTF"), of two intersecting pulses traveling along a pipeline is uniquely defined with location specific information that relates to the integrity of the pipeline at the point of intersection. Constructive interference occurs when the two current impulses run into and interfere with each other at the point of intersection on a pipeline. The CTF is determined, not only by the nature and characteristics of the original pulses, but by the physical characteristics of the pipeline segment in its environment at the point of intersection.

        The EMW Inspection Process was developed to evaluate the condition and integrity of pipelines. Electro-magnetic pulses are applied at both ends of the pipe segment being tested. Under computer control, the timing of the pulses is controlled so that the intersection point of the two pulses moves sequentially from one end of the pipe to the other end. A unique CTF is obtained for each intersection point of the pipeline segment being tested on some predetermined interval, such as, in one foot intervals. When this data is geophysically displayed, it provides a visual display of data related to the physical condition of the pipe at each point of intersection. Information can also be derived using the EMW Inspection Process to determine the condition of the coating and the effectiveness of the existing corrosion protection system that is being used to protect each point of intersection. Where there are indications of problems, closer interval inspection can be performed and/or one of the other location specific processes used in the industry may be utilized before the insulation is removed to inspect the pipe condition.

The New Test Set

        To position the Company to address the buried pipeline market, the Company redesigned and improved the hardware underlying the EMW Inspection Process. The new hardware (the "New Test Set") provides a different pulse waveform specifically tailored to the buried pipe environment. This waveform has increased low frequency energy content, which enables efficient wave propagation through sand, soil, and moist earth.

        The New Test Set is smaller than the previous more cumbersome generation hardware used in Alaska. The New Test Set weighs less than 20 pounds, including the data acquisition digitizer and battery power supply. The New Test Set can be hand-carried and operated by a single person and does not require the gasoline powered AC generator, utility trailer, and external computer data acquisition system which were necessary with the previous generation hardware. This portable system is designed to allow testing of both underground and above-grade pipelines with one test set.

        Initial testing of the new buried-pipe inspection hardware has been completed at the Company's Ferndale, Washington pipe test facility. The results of that testing were such that the Company conducted an industry demonstration of its new hardware and software in December 2005. Representatives of the three invited companies expressed significant interest, and two of those companies subsequently agreed to permit the Company to further test and calibrate its new hardware and software on their facilities. The Company intends to begin this field work in early March.

        The results of that testing should provide the Company with valuable information as to the detection capabilities of its new hardware in "real world" conditions.

        Although several important milestones have been achieved in the testing of the Company's new hardware, there can be no assurance that the field testing portion of this testing program can be funded or that the new hardware can be successfully tested and deployed on a commercial basis. Failure to do so could have a serious and material effect on the business and financial condition of the Company.

Regulatory Environment

        A combination of federal, state, and industry rules combine to regulate corrosion protection. The U.S. Department of Labor, operating through the Occupational Safety and Health Administration has jurisdiction over numerous plants and facilities containing corrosion protected pipeline that, if breached, could cause serious bodily injury or death to on-site workers. The U.S. Department of Transportation has jurisdiction over interstate natural gas and hazardous liquids pipelines. Counterpart state agencies have jurisdiction over intrastate natural gas and hazardous liquids pipelines. In addition, the American Petroleum Institute has promulgated a comprehensive Piping Inspection Code which requires that extensive corrosion testing be done by all members (which includes the vast majority of the petroleum and petrochemical industries). As a result of extensive regulation and testing requirements, the industry is faced with the requirement to engage in extensive testing for corrosion. In 1993, the American Petroleum Institute imposed stricter test standards for corrosion under the insulation on pipelines.

        The American Petroleum Institute testing standard adopted in 1993, in essence, mandates either the stripping of larger amounts of coating or using an alternate system that will identify corrosion under the insulation without stripping the coating on suspected and unsuspected pipe. Because of the enormous cost involved in using the stripping and visual testing process, the Company believes that the industry will be receptive to an alternate testing system that is reliable and less costly. The Company believes that its EMW Inspection Process provides an alternate testing system that could be widely accepted by the industry. However, while the Company has obtained some commercial contracts and prospects for expanded commercial contracts in the future appear strong, there can be no assurance that such acceptance will continue to grow or that competitors will not develop newer and better technologies.

        On December 15, 2003, the U.S Department of Transportation ("DOT") issued regulations under the Pipeline Safety Improvement Act of 2002 requiring regulated companies to gather baseline integrity data on pipelines in so-called "high consequence areas" ("HCA's") (e.g., populated areas) initially over a ten-year period and then every seven years thereafter. Based on consultations with industry representatives, the Company believes that its new buried pipe inspection hardware will provide such regulated companies with a superior tool for gathering the baseline integrity data required under the DOT regulations.

Employees

        Pending the commercial deployment of its new hardware and the receipt of new contracts, and in an effort to reduce its out-of-pocket expenses to the lowest practicable level, the Company furloughed all of its field crews. If and when commercial contracts are obtained, the Company may re-hire former crew personnel or may hire and train new crews.

Intellectual Property

        Throughout its development stage, the Company has filed and continues to file patents in order to protect the proprietary nature of its technology. The Company's latest patent application, filed on November 25, 2005, incorporates the advances made in the design, fabrication and testing of the new buried-pipe inspection hardware and software.

Revenues

        The Company derives revenue solely from the sale of the EMW inspection technology service. The Company relies solely upon several employees, including the Chief Executive Officer and the Chief Operating Officer to conduct the Company's sales activities.

        The Company did not have revenues during the three and six months ended December 31, 2005 and 2004, respectively.

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

        As described above, the Company has fabricated new buried pipe inspection hardware and is actively seeking industry and other financing sources in order to rigorously and field test that hardware (initial testing having been completed in Ferndale, WA). In order to obtain additional revenue generating contracts, the Company intends to emphasize the reliability of its buried pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. The Company intends to concentrate its fiscal year 2006 marketing efforts on the pipeline and utility buried pipe inspection markets in the lower-48 states, particularly in "high consequence areas" as defined in the federal Department of Transportation's regulations ("HCAs"). However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on natural gas utility and pipeline markets.

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

        The Company did not generate any revenues during the three and six months ended December 31, 2005 and 2004, respectively, as the Company was engaged solely in the redevelopment and improvement of its testing hardware and software.

        The Company did not have any cost of revenues for the three and six months ended December 31, 2005 and 2004, respectively. The Company did not have any employees working in the field because the Company did not have any revenue generating contracts during these periods.

        Research and development expenses for the three and six months ended December 31, 2005 were $189,766 and $246,866, respectively, as compared to $14,659 and $37,529 for the three and six months ended December 31, 2004. The increase of $175,107 and $209,377 for the three and six months ended December 31, 2005, respectively, as compared to the three and six months ended December 31, 2004 is substantially the result of the Company retaining the services of a consultant and a scientist to focus increased efforts on the design, fabrication, and testing of the Company's new hardware. Additionally, included in research and development for the three and six months ended December 31, 2005, is $75,750 for the fair value of 75,000 options granted to the consultant and the scientist as partial compensation for their past services rendered.

        General and administrative expenses for the three and six months ended December 31, 2005 were $175,138 and $335,444, respectively, as compared to $190,075 and $370,677, respectively, for the three and six months ended December 31, 2004. The decrease of $14,937 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 is the result of a general reduction of operating expenditures as the Company continues to focus on controlling its overall burn rate.

        The decrease in general and administrative expenses of $35,233 for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 is the result of a general reduction of operating expenditures as the Company continues to focus on controlling its overall burn rate. Contributing to the decrease in general and administrative expenses was a decrease in professional fees of approximately $8,000 and a decrease in insurance premiums of approximately $2,500 for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004.

        Loss from operations for the three and six months ended December 31, 2005 was $364,904 and $582,310, respectively, as compared to $204,734 and $408,206, respectively, for the three and six months ended December 31, 2004. In general, loss from operations increased for the three and six months ended December 31, 2005 as compared to the three months ended December 31, 2004 as a result of an increase in research and development activities, offset by reductions in professional fees and other operating expenses as discussed above.

        Interest expense for the three and six months ended December 31, 2005 was $30,675 and $225,332, respectively, as compared to $33,186 and $138,949, respectively, for the three and six months ended December 31, 2004. The decrease of $2,511 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 is substantially the result of Mr. Evans converting $257,754 of his 5% interest bearing Amended Evans Loan during the three months ended December 31, 2005, thereby reducing the outstanding principal balance on the Amended Evans Loan and the corresponding interest expense incurred by the Company of approximately $4,300. Additionally, interest expense related to the 5% interest bearing Debentures decreased by approximately $2,000 for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004 as a result of investors who previously exercised their conversion right, converting their Debentures to equity, thereby reducing the outstanding principal balance on the Debentures. These decreases in interest expense are offset by an increase in interest expense related to investors who exercised their conversion right in accordance with the terms of the 2003 Offering. During the three months ended December 31, 2005, approximately $20,000 of unamortized discount was recognized as interest expense upon conversion by one investor as compared to unamortized discount of approximately $15,000 that was recognized as interest expense upon conversion by one investor during the three months ended December 31, 2004.

        The increase of $86,383 for the six months ended December 31, 2005 as compared to the six months ended December 31, 2004 is substantially the impact of investors exercising their conversion right in accordance with the terms of the 2003 Offering. Five investors exercised their conversion right during both the six months ended December 31, 2005 and 2004. However, the unamortized discount recognized as interest expense upon conversion was approximately $190,000 during the six months ended December 31, 2005 as compared to approximately $100,000 during the six months ended December 31, 2004.

Liquidity and Capital Resources

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $12,412,781 through December 31, 2005 and had negative working capital of $1,389,298 as of December 31, 2005. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        Deferred Wages and Accrued Professional Fees

        To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2005, the Company has accrued $862,150 related to the deferred payment of salaries and professional fees of which $682,000 is included under deferred wages and $180,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

        Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital, estimated at $64,162 and $101,977 for the three and six months ended December 31, 2004, respectively. The fair value of the warrants issued during the three and six months ended December 31, 2004, was determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 4.14% to 4.30%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a discount of $23,838 and $56,023 during the three and six months ended December 31, 2004, respectively, on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

        During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering. As of the closing date of the 2003 Offering, the Company had raised $503,000 from the 2003 Offering.

        During the three and six months ended December 31, 2005, one and five investors, respectively, exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $19,993 and $189,954 at the conversion date was recognized as interest expense during the three and six months ended December 31, 2005, respectively.

        During the three and six months ended December 31, 2004, four and five investors, respectively, exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $15,000 and $100,000 at the conversion date was recognized as interest expense during the three and six months ended December 31, 2004, respectively.

        As of December 31, 2005, accrued interest on the Debentures was $2,383. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $20,026 and $190,011 for the three and six months ended December 31, 2005, respectively. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $15,011 and $100,014 for the three and six months ended December 31, 2004, respectively. As of December 31, 2005 the carrying value of the long-term portion of the Debentures was $73, net of unamortized debt discount of $75,427.

        Common Stock

        On January 19, 2005, the Board of Directors approved the offering (the "2005 Offering") of 2,000,000 units (the "Units") for a total offering price of $1,000,000, consisting of shares of common stock and attached warrants. On November 21, 2005, the Board of Directors approved an increase in the number of units to 6,000,000 units for a total offering price of $3,000,000. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75 per share. The warrants are exercisable at any time prior to the fifth anniversary from the date of grant.

        During the six months ended December 31, 2005, the Company raised $755,500 under the terms of the 2005 Offering. Accordingly, the Company issued 1,511,000 shares of common stock and warrants to purchase up to 1,511,000 shares of common stock at an exercise price of $0.75 per share.

        The Company engaged a brokerage firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company will pay the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Additionally, the Company will issue warrants to purchase shares of common stock at $0.75 per share equal to ten percent of the total warrants issued in connection with the 2005 Offering. The warrants may be exercised up to five years from the date of issuance, which is the date the proceeds are received under the 2005 Offering. During the three and six months ended December 31, 2005, the Company incurred $19,700 and $71,350, respectively, of fees to be paid in cash to the brokerage firm and issued warrants to purchase 39,400 and 142,700, respectively, shares of common stock. During the three and six months ended December 31, 2005, the Company recorded $39,006 and $107,184, respectively, as a reduction to paid-in capital for the fair value of the warrant grants. The fair value of the warrants issued to the brokerage firm during the three months ended December 31, 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 376.16%, risk-free interest rate of 4.14%, expected lives of five years, and a 0% dividend yield. The fair value of the warrants issued to the brokerage firm during the six months ended December 31, 2005 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility ranging from 353.30% to 376.15%, risk-free interest rates ranging from 4.14% to 4.35%, expected lives of five years, and a 0% dividend yield.

        Other Commitments

        The Company's other contractual obligations consist of commitments under an operating lease and repayment of loans payable to certain officers, directors and stockholders.

        As of December 31, 2005, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $479,990. The terms of the various notes are described above under "Note 6: Notes Payable - Stockholders."

        As of December 31, 2005, the Company has future minimum lease payments of approximately $6,078 under its operating lease.

        Capital will be expended to support operations until the Company can generate sufficient cash flows from operations. In order for the Company to generate cash flows from operations, the Company must obtain additional revenue generating contracts. Management is currently directing the Company's activities towards obtaining additional service contracts, which, if obtained, will necessitate the Company attracting, hiring, training and outfitting qualified technicians. If additional service contracts are obtained, it will also necessitate additional field test equipment purchases in order to provide the services. The Company's intention is to purchase such equipment for its field crews for the foreseeable future, until such time as the scope of operations may require alternate sources of financing equipment. The Company expects that if additional contracts are secured, and revenues increase, working capital requirements will increase. There can be no assurance that the Company's process will gain widespread commercial acceptance within any particular time frame, or at all. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts. Additionally, the Company anticipates that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support future growth. There can be no assurance that the Company will be able to secure additional revenue generating contracts to provide sufficient cash.

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

Item 3. Controls and Procedures.

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

        During the three months ended December 31, 2005, an investor exercised their conversion right, pursuant to the terms of the 2003 Offering, and converted $40,000 of principal pursuant to the terms of the 2003 Offering. Accordingly, the Company issued 80,000 shares of common stock and warrants to purchase up to 80,000 shares of common stock in accordance with the terms of the 2003 Offering.

        Common Stock

        On January 19, 2005, the Board of Directors approved the offering (the "2005 Offering") of 2,000,000 units (the "Units") for a total offering price of $1,000,000 to accredited investors, consisting of shares of common stock and attached warrants. On November 21, 2005, the Board of Directors approved an increase in the number of units to 6,000,000 units for a total offering price of $3,000,000. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75. The warrants are exercisable at any time prior to the fifth anniversary from the date of grant. The 2005 Offering is exempt from registration under Section 4(2) of the Securities Act.

        During the three months ended December 31, 2005, the Company raised $207,000 and issued 414,000 shares of common stock and warrants to purchase up to 414,000 shares of stock in accordance with the terms of the 2005 Offering.

        During the three months ended December 31, 2005, Mr. Evans exercised his conversion right, pursuant to the terms of the Amended Evans Loan, and converted $577,000 of principal and accrued interest pursuant to the terms of the 2005 Offering. Accordingly, the Company issued 1,154,000 shares of common stock and warrants to purchase up to 1,154,000 shares of common stock in accordance with the terms of the 2005 Offering.

        Stock Options

        On December 12, 2005, the Board approved the issuance of options exercisable for 435,000 shares of common stock pursuant to the 1999 Stock Option Plan to certain directors, officers, an employee and three consultants of the Company. The options will be granted by the Company on December 12, 2005. Directors, officers, and an employee will be granted options exercisable for 350,000 shares of common stock and will have a ten-year term. Options exercisable for the remaining 85,000 shares of common stock will be granted to three of the Company's consultants and will have a five-year term. The exercise price of the options granted to insiders owning or controlling more than ten percent of the Company's common stock will be $1.21, which is ten percent over the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, December 12, 2005. The exercise price of the stock options granted to non-insiders will be $1.12. These securities were issued in reliance on exemptions from registration provided by Section 4(2) of the Securities Act.

        Warrants

        During the three months ended December 31, 2005, the Company issued a warrant to a brokerage firm to purchase 39,400 shares of common stock at an exercise price of $0.75 per share. The warrant may be exercised up to five years from the date of issuance. These securities were issued in reliance on exemptions from registration provided by Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

        As of December 31, 2005, the outstanding principal balance of the Amended Evans Loan (see "Note 6. Notes Payable - Stockholders" in the "Notes to Financial Statements") was equal to $422,490. The outstanding principal balance of the Amended Evans Loan was due and payable on December 31, 2003. The Company has not made the interest payments which were due and payable to Mr. Evans on June 30 and December 31 of every year. As of December 31, 2005, the Company's total arrearage under the Amended Evans Loan with respect to accrued interest payments was equal to $83,453. Mr. Evans has not made any demand for payment, or exercised any of his remedies, under the Amended Evans Loan. Subsequent to December 31, 2005, Mr. Evans loaned the Company an additional $5,979 pursuant to the terms of the Amended Evans Loan. Additionally, on January 10, 2006, Mr. Evans provided a notice of conversion to the Company to convert his entire outstanding principal balance of $428,469 and accrued interest of $84,031 on the Amended Evans Loan pursuant to the terms of the 2005 offering. Accordingly, Mr. Evans received 1,025,000 shares of common stock and warrants to purchase 1,025,000 shares of common stock at an exercise price of $0.75 per share.


Item 4. Submission of Matters to a Vote of Shareholders.

        The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on December 12, 2005.

        At the Annual Meeting, 5,505,161 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

        Proposal I.

        The election of a board of directors to serve a term of one year or until their respective successors are elected and qualified.

                                  Votes For           Votes Withheld
                                  ---------           --------------

Henry E. Gemino                   5,487,771                17,390
Murphy Evans                      5,487,771                17,390
Charles Christenson               5,502,961                2,200
William A. Krivsky                5,502,961                2,200


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



                                           PROFILE TECHNOLOGIES, INC.
                                           --------------------------
                                           (Registrant)


Date: February 14, 2006                    /s/ Henry E. Gemino
                                           -------------------
                                           Henry E. Gemino
                                           Chief Executive Officer and
                                           Chief Financial Officer