Form 10QSB
period 2006-03-31
PROFILE TECHNOLOGIES INC
filed 2006-05-09
CIK 1014653

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                 March 31, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 1, 2006, the number of shares outstanding of the issuer's common stock, the only class of common equity was 12,346,445.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]


                                 TABLE OF CONTENTS

Description                                                            Page Number
----------------------------------------------------------------------------------
PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements

         Balance Sheet (Unaudited) -
              At March 31, 2006..................................................3

         Statements of Operations (Unaudited) -
              Three Months Ended and Nine Months Ended March 31, 2006 and 2005...4

         Statements of Cash Flows (Unaudited) -
              Nine Months Ended March 31, 2006 and 2005..........................5

         Statements of Stockholders' Deficit (Unaudited) -
              Nine Months Ended March 31, 2006 ..................................6

         Notes to Financial Statements (Unaudited)...............................7

     Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations........................................13

     Item 3.   Controls and Procedures..........................................21

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings................................................21

     Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds......21

     Item 3.   Defaults Upon Senior Securities..................................22

     Item 4.   Submission of Matters to a Vote of Shareholders..................22

     Item 5.   Other Information................................................22

     Item 6.   Exhibits.........................................................22

SIGNATURES......................................................................24

CERTIFICATIONS



PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                           PROFILE TECHNOLOGIES, INC.
                                 Balance Sheet
                                  (unaudited)



                                                                        March 31,
                                                                          2006
                                                                      ------------
                                     Assets

Current assets:
           Cash                                                       $    499,075
           Prepaid expenses and other current assets                        14,023
                                                                      ------------

                   Total current assets                                    513,098

Equipment, net of accumulated depreciation of $542,637                       3,929
Deferred financing fees                                                        910
Other assets                                                                 1,550
                                                                      ------------

                   Total assets                                       $    519,487
                                                                      ============

                      Liabilities and Stockholders' Deficit

Current Liabilities:
           Accounts payable                                           $    169,460
           Notes payable to stockholders                                    57,500
           Current portion of convertible debt                             107,500
           Deferred wages                                                  707,636
           Accrued professional fees                                       186,150
           Accrued interest                                                  2,232
           Other accrued expenses                                           23,644
                                                                      ------------

                   Total current liabilities                             1,254,122

Long-term convertible debt, net of unamortized discount of $67,388             112

Stockholders' deficit:
           Common stock, $0.001 par value.  Authorized 25,000,000
                   shares; issued and outstanding 10,584,445 shares         10,584
           Common stock issuable; 694,000 shares                               694
           Additional paid-in capital                                   11,894,799
           Accumulated deficit                                         (12,640,824)
                                                                      ------------

                   Total stockholders' deficit                            (734,747)

Commitments, contingencies and subsequent events

                                                                      ------------
           Total liabilities and stockholders' deficit                $    519,487
                                                                      ============


                 See accompanying notes to financial statements.


                                           PROFILE TECHNOLOGIES, INC.
                                            Statements of Operations
                                                  (unaudited)



                                                        For the three months ended      For the nine months ended
                                                                 March 31,                       March 31,
                                                           2006            2005            2006            2005
                                                       ------------    ------------    ------------    ------------


Revenue                                                $       --      $       --      $       --      $       --

Cost of revenues                                               --              --              --              --
                                                       ------------    ------------    ------------    ------------

      Gross profit                                             --              --              --              --
                                                       ------------    ------------    ------------    ------------

Operating expenses:
      Research and development                               56,852         207,926         303,718         245,455
      General and administrative                            158,891         169,633         494,335         540,310
                                                       ------------    ------------    ------------    ------------

      Total operating expenses                              215,743         377,559         798,053         785,765
                                                       ------------    ------------    ------------    ------------

      Loss from operations                                 (215,743)       (377,559)       (798,053)       (785,765)

Interest expense                                             12,300          19,113         237,632         158,062
                                                       ------------    ------------    ------------    ------------

      Net loss                                         $   (228,043)   $   (396,672)   $ (1,035,685)   $   (943,827)
                                                       ============    ============    ============    ============

Basic and diluted net loss per share                   $      (0.02)   $      (0.07)   $      (0.12)   $      (0.17)

Weighted average shares outstanding used to
      calculate basic and diluted net loss per share     10,544,723       5,795,705       8,811,991       5,657,508







                                 See accompanying notes to financial statements.


                                                    PROFILE TECHNOLOGIES, INC.
                                                     Statements of Cash Flows
                                                           (unaudited)

                                                                                                         For the nine months ended
                                                                                                                  March 31,
                                                                                                             2006           2005
                                                                                                         -----------    -----------



Cash flows from operating activities:
        Net loss                                                                                         $(1,035,685)   $  (943,827)
        Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                                                    3,706          5,885
              Accreted discount on convertible debt                                                              106             31
              Amortization of convertible debt discount included in interest expense                         197,945        100,000
              Accrued interest on convertible debt converted to equity                                           370            522
              Accrued interest on notes payable to stockholders converted to equity                          114,777           --
              Amortization of debt issuance costs                                                             10,450          4,530
              Equity issued for services                                                                      85,850        252,500
              Changes in operating assets and liabilities:
                   Prepaid expenses and other current assets                                                   3,628         (4,689)
                   Other assets                                                                                  865           --
                   Accounts payable                                                                          (26,905)        10,421
                   Deferred wages                                                                             68,510        208,116
                   Accrued professional fees                                                                  18,000         18,000
                   Accrued interest                                                                         (101,120)        31,472
                   Other accrued expenses                                                                      3,050         (2,827)
                                                                                                         -----------    -----------

                   Net cash used in operating activities                                                    (656,453)      (319,866)

Cash flows from financing activies:
        Allocated proceeds from issuance of convertible debt                                                    --           56,023
        Allocated proceeds from issuance of warrants attached to convertible debt                               --          101,977
        Common stock issuance costs                                                                         (110,750)          --
        Allocated proceeds from issuance of common stock                                                     377,806           --
        Allocated proceeds from issuance of warrants attached to issuance of common stock                    771,694           --
        Proceeds from issuance of notes payable to stockholders                                               89,733        174,000
        Repayments of note payable to stockholders                                                              --          (48,270)
                                                                                                         -----------    -----------

                   Net cash provided by financing activities                                               1,128,483        283,730
                                                                                                         -----------    -----------

                   Increase (decrease) in cash                                                               472,030        (36,136)

Cash at beginning of period                                                                                   27,045         59,813
                                                                                                         -----------    -----------

Cash at end of period                                                                                    $   499,075    $    23,677
                                                                                                         ===========    ===========

Supplemental disclosure of cash flow information:
        Debt discount recorded for beneficial conversion feature                                         $      --      $    56,023
        Cash paid for interest                                                                           $    10,652    $    16,751
        Convertible debt and related accrued interest converted into 456,740 and 201,044 shares of
              common stock during the nine months ended March 31, 2006 and 2005, respectively            $   228,369    $   100,522
        Notes payable to stockholder converted into 2,322,446 shares of common stock
              during the nine months ended March 31, 2006                                                $ 1,161,223    $      --
        Accrued interest on notes payable to stockholder converted into 229,554 shares of common stock
              during the nine months ended March 31, 2006                                                $   114,777    $      --


                                          See accompanying notes to financial statements.


                                             PROFILE TECHNOLOGIES, INC.
                                        Statements of Stockholders' Deficit
                                     For the Nine Months Ended March 31, 2006
                                                   (unaudited)



                                                                  Common Stock             Common Stock Issuable
                                                          ---------------------------   ----------------------------
                                                             Shares         Amount         Shares          Amount
                                                          ------------   ------------   ------------    ------------

Balance at June 30, 2005                                     5,925,705   $      5,926         45,000    $         45

Common stock issued related to the 2005 Offering                45,000             45        (45,000)            (45)
Issuance of common stock warrants and options
     for services                                                 --             --             --              --
Issuance of common stock upon conversion
     of stockholder loan and accrued interest to equity      2,552,000          2,552           --              --
Issuance of common stock upon conversion
     of convertible debt to equity                             456,740            456           --              --
Issuance of common stock warrants related to
     the 2005 Offering                                            --             --             --              --
Issuance of common stock related to the
     2005 Offering                                           1,605,000          1,605           --              --
Common stock issuance costs                                       --             --             --              --
Common stock issuable related to the 2005
     Offering                                                     --             --          694,000             694

Net loss                                                          --             --             --              --
                                                          ------------   ------------   ------------    ------------

Balance at March 31, 2006                                   10,584,445   $     10,584        694,000    $        694
                                                          ============   ============   ============    ============

Table continues below.

                                                                                             Total
                                                           Additional                     Stockholders'
                                                            Paid-in       Accumulated        Equity
                                                            Capital         Deficit         (Deficit)
                                                          ------------    ------------    ------------

Balance at June 30, 2005                                  $  9,271,137    $(11,605,139)   $ (2,328,031)

Common stock issued related to the 2005 Offering                  --              --              --
Issuance of common stock warrants and options
     for services                                               85,850            --            85,850
Issuance of common stock upon conversion
     of stockholder loan and accrued interest to equity      1,273,448            --         1,276,000
Issuance of common stock upon conversion
     of convertible debt to equity                             227,913            --           228,369
Issuance of common stock warrants related to
     the 2005 Offering                                         771,694            --           771,694
Issuance of common stock related to the
     2005 Offering                                             376,201            --           377,806
Common stock issuance costs                                   (110,750)                       (110,750)
Common stock issuable related to the 2005
     Offering                                                     (694)           --              --

Net loss                                                          --        (1,035,685)     (1,035,685)
                                                          ------------    ------------    ------------

Balance at March 31, 2006                                 $ 11,894,799    $(12,640,824)   $   (734,747)
                                                          ============    ============    ============


                                  See accompanying notes to financial statements.

                                                       6

                            PROFILE TECHNOLOGIES, INC
                                 March 31, 2006
                    Notes to Financial Statements (Unaudited)

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

3.   Liquidity

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $12,640,824 through March 31, 2006 and had negative working capital of $741,024 as of March 31, 2006. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   Summary of Significant Accounting Policies

     Cash

     Cash includes highly liquid investments with original maturities of three months or less.

     Fair Value of Financial Instruments

     The Company has the following financial instruments: cash, accounts payable, notes payable to stockholders, and convertible debt. The carrying value of these instruments, other than the convertible debt, approximates fair value based on their liquidity. The fair value of the convertible debt was determined as the excess of the proceeds over the fair value of the warrants.

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

     Research and Development

     Research and development costs are expensed when incurred. During the three and nine months ended March 31, 2006 the Company incurred $56,852 and $303,718, respectively, on research and development activities. During the three and nine months ended March 31, 2005 the Company incurred $207,926 and $245,455, respectively, on research and development activities.

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

5.   Stock Based Compensation

     Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company's stock at the date of grant.

     As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Such value is recognized as expense over the service period. To date, all stock option grants have been fully vested upon grant.

     The application of SFAS 123(R) had the following effect on net loss as reported:

                                                       Three Months Ended            Nine Months Ended
                                                            March 31,                     March 31,
                                                   --------------------------    --------------------------
                                                       2006           2005           2006           2005
                                                   -----------    -----------    -----------    -----------
Net loss:
        As reported                                $  (228,043)   $  (396,672)   $(1,035,685)   $  (943,827)
        Plus: stock-based employee compensation
        expense included in reported net loss             --             --             --             --

        Less: stock based compensation expense
        determined under fair value based method
        for all employee awards                           --       (1,255,965)      (352,000)    (1,255,965)
                                                   -----------    -----------    -----------    -----------
                  Net loss                         $  (228,043)   $(1,652,637)   $(1,387,685)   $(2,199,792)
                                                   -----------    -----------    -----------    -----------

Net loss per share
         Basic and diluted - as reported           $     (0.02)   $     (0.07)   $     (0.12)   $     (0.17)
         Basic and diluted - pro forma             $     (0.02)   $     (0.29)   $     (0.16)   $     (0.39)


6.   Net Loss Per Share

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

     Excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2006, because their effect would be antidilutive, are options and warrants to acquire 10,204,818 shares of common stock with a weighted-average exercise price of $1.12 per share. Also excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2006 are 350,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 because their effect would be antidilutive.

     Excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2005, because their effect would be antidilutive, are options and warrants to acquire 5,664,818 shares of common stock with a weighted-average exercise price of $1.44 per share. Also excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2005 are 806,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 because their effect would be antidilutive.

     For the three and nine months ended March 31, 2006 and 2005, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 9 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at March 31, 2006 and 2005.

     For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

7.   Notes Payable - Stockholders

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

     During the nine months ended March 31, 2006, Mr. Evans loaned the Company an additional $89,733 pursuant to the terms of the Amended Evans Loan. During the nine months ended March 31, 2006, Mr. Evans converted the entire then outstanding $1,161,223 of principal and $114,777 of accrued interest of the Amended Evans Loan pursuant to the terms of the 2005 Offering as defined below. Accordingly, Mr. Evans received 2,552,000 shares of common stock and warrants to purchase 2,552,000 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable any time prior to the fifth anniversary from the date of grant.

     Interest expense related to the Amended Evans Loan was $579 and $16,449 for the three and nine months ended March 31, 2006, respectively. Interest expense related to the Amended Evans Loan was $12,059 and $33,955 for the three and nine months ended March 31, 2005, respectively.

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

     On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. From time to time, Mr. Gemino loaned the Company additional money and the Company repaid various amounts under the terms of the 2003 Gemino Note. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on June 30 and December 31 of each year. During the year ended June 30, 2005, the Company repaid the then outstanding principal balance of $48,270 and accrued interest to Mr. Gemino. Interest expense related to the 2003 Gemino Note was $0 for the three and nine months ended March 31, 2006. Interest expense related to the 2003 Gemino Note was $32 and $892 for the three and nine months ended March 31, 2005, respectively.


     The following is a summary of notes payable to stockholders as of March 31, 2006:

             Deceased Officer Note                            7,500
             Stockholder Loans                               50,000
                                                            -------

                               Total                        $57,500
                                                            =======

8.   Convertible Debt

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

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital, estimated at $0 and $101,977 for the three and nine months ended March 31, 2005, respectively. The fair value of the warrants issued during the three and nine months ended March 31, 2005, was determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 4.14% to 4.30%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a discount of $0 and $56,023 during the three and nine months ended March 31, 2005, respectively, on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering. As of the closing date of the 2003 Offering, the Company had raised $503,000 from the 2003 Offering.

     During the three and nine months ended March 31, 2006, one and six investors, respectively, exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $7,991 and $197,945 at the conversion date was recognized as interest expense during the three and nine months ended March 31, 2006, respectively.

     During the three and nine months ended March 31, 2005, none and five investors, respectively, exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $0 and $100,000 at the conversion date was recognized as interest expense during the three and nine months ended March 31, 2005, respectively.

     As of March 31, 2006, accrued interest on the Debentures was $2,232. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $8,039 and $198,051 for the three and nine months ended March 31, 2006, respectively. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $17 and $100,031 for the three and nine months ended March 31, 2005, respectively. As of March 31, 2006 the carrying value of the long-term portion of the Debentures was $112, net of unamortized debt discount of $67,388.

9.   Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At March 31, 2006, the Company has accrued $893,786 related to the deferred payment of salaries and professional fees of which $707,636 is included under deferred wages and $186,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

10.  Common Stock

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

     During the nine months ended March 31, 2006, the Company raised $1,149,500 under the terms of the 2005 Offering. Accordingly, the Company issued 2,299,000 shares of common stock and warrants to purchase up to 2,299,000 shares of common stock at an exercise price of $0.75 per share.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company will pay the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Additionally, the Company will issue warrants to purchase shares of common stock at $0.75 per share equal to ten percent of the total warrants issued in connection with the 2005 Offering. The warrants may be exercised up to five years from the date of issuance, which is the date the proceeds are received under the 2005 Offering. During the three and nine months ended March 31, 2006, the Company incurred $39,400 and $110,750, respectively, of fees to be paid in cash to the brokerage firm and issued warrants to purchase 78,800 and 221,500, respectively, shares of common stock. During the three and nine months ended March 31, 2006, the Company recorded $100,076 and $207,260, respectively, as a reduction to paid-in capital for the fair value of the warrant grants. The fair value of the warrants issued to the brokerage firm during the three months ended March 31, 2006 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 151.04%, risk-free interest rate of 4.82%, expected lives of five years, and a 0% dividend yield. The fair value of the warrants issued to the brokerage firm during the nine months ended March 31, 2006 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility ranging from 151.04% to 376.15%, risk-free interest rates ranging from 4.14% to 4.82%, expected lives of five years, and a 0% dividend yield.

11.  Subsequent Events

     Subsequent to March 31, 2006, and as of May 1, 2006, the Company has raised $534,000 and issued 1,068,000 shares of common stock and warrants to purchase up to 1,068,000 shares of common stock in accordance with the terms of the 2005 Offering. Additionally, pursuant to an agreement with a brokerage firm, the Company has incurred $29,800 of commission related fees and issued warrants to purchase 59,600 shares of common stock at $0.75 per share.

     On May 1, 2006, The Board approved the extension of the expiration date of all outstanding warrants held by officers and directors as of May 1, 2006 that originally expired on or before May 1, 2011. In consideration of ongoing efforts to achieve business objectives of the Company, the Board extended the expiration date of these warrants until May 1, 2011. The Company will account for the modification of these terms in accordance with FASB Statement No. 123(R), Share-Based Payment and EITF Issue No. 96-18 Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services in which the modification results in a new measurement date and therefore, a new measurement of compensation cost at the date of modification. The Company is still evaluating the impact of this modification on the Company's financial statements.

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

     As a result of the Company's experience in Alaska and in response to regulatory changes that occurred in 2003, the Company decided to improve its buried pipe inspection capabilities to meet the needs of a more significant portion of the buried-pipe market. The Company refocused its efforts on improving its current technology to take advantage of this opportunity. These efforts, which to some degree are still ongoing, refined our technology to specifically address the buried pipeline market by developing a new pulse (wave form) that is distorted by electrolysis i.e., active corrosion, in a specific way. The Company also refined the hardware underlying its inspection process by making its test system more powerful, portableand useful. Among other things, it eliminated the need for a cumbersome, external power source.

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

     The Company has developed two basic EMW Inspection Process techniques, namely, Dual Pulse or Pulse Propagation Analyzer and Single-Pulse or Calibration Mark Z. For above-grade piping, the Company has used both the Dual-Pulse and Single-Pulse techniques to determine the condition of a pipeline segment in the open field as well as in refineries, chemical plants and power plants. For below-grade piping under streets and road crossings, the Company has historically used only the Dual Pulse technique. However, for more than a year, the Company has been developing new hardware and software to permit the testing of direct buried pipe from a single location while, at the same time, capturing data from the pipe traveling in both directions. This new equipment has been tested at the Company's pipe test facility in Ferndale, Washington, and is now being field tested on natural gas pipelines in Pennsylvania with the cooperation and assistance of a host company engaged in the natural gas distribution business.

     Correlating pipeline corrosion information using the Company's technology requires a combination of state-of-the-art instrumentation plus an understanding of the physical phenomena that are being measured. Management believes that the EMW measurement and analysis are on the leading edge of inspection technology.

     The Company believes that its technology has at least two significant competitive advantages. First, it can inspect certain pipelines that are inaccessible to other testing methods. Second, with respect to facilities that are accessible to other inspection methods, the Company's technology does not require the removal of much, if any, insulation, coatings or encasements or pipeline excavation as a prerequisite to testing. Accordingly the Company's technology will typically have a lower cost of site preparation that results in a significant cost advantage. The Company's ongoing research and development efforts are designed to produce new applications for the Company's technology in the oil, natural gas and other industries.

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

     The New Test Set is smaller than the previous more cumbersome generation hardware used in Alaska. The New Test Set weighs less than 12 pounds, including the data acquisition digitizer and battery power supply. The New Test Set can be hand-carried and operated by a single person and no longer requires an oscilloscope or a gasoline powered AC generator which were necessary with the previous generation hardware. This portable system is designed to allow testing of both underground and above-grade pipelines with one test set.

     As noted above, initial testing of the new buried-pipe inspection hardware has been completed at the Company's Ferndale, Washington pipe test facility, and is now being tested on natural gas pipelines in Pennsylvania. In addition, the Company plans to do additional field testing in Washington state in May on the facilities of two companies that have agreed to verify test results by digging up sections of line.

     The results of all these tests should provide the Company with critical information as to the detection capabilities of its new hardware in different "real world" conditions and accelerate the commercial deployment of the Company's new hardware and software.

     Although several important milestones have been achieved in the testing of the Company's new hardware and software, there can be no assurance that the field testing portion of this testing program can be funded or that the new hardware and software can be successfully tested and deployed on a commercial basis. Failure to do so could have a serious and material effect on the business and financial condition of the Company.

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

     The Company did not have revenues during the three and nine months ended March 31, 2006 and 2005, respectively.

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

     As described above, the Company has fabricated new buried pipe inspection hardware and is actively seeking industry and other financing sources in order to rigorously field test that hardware (initial testing having been completed in Ferndale, WA). In order to obtain additional revenue generating contracts, the Company intends to emphasize the reliability of its buried pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. The Company intends to concentrate its fiscal year 2006 marketing efforts on the pipeline and utility buried pipe inspection markets in the lower-48 states, particularly in "high consequence areas" as defined in the federal Department of Transportation's regulations ("HCAs"). However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on natural gas utility and pipeline markets.

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

     The Company did not generate any revenues during the three and nine months ended March 31, 2006 and 2005, respectively, as the Company was engaged solely in the redevelopment and improvement of its testing hardware and software.

     The Company did not have any cost of revenues for the three and nine months ended March 31, 2006 and 2005, respectively. The Company did not have any employees working in the field because the Company did not have any revenue generating contracts during these periods.

     Research and development expenses for the three months ended March 31, 2006 were $56,852 as compared to $207,926 for the three months ended March 31, 2005. The decrease of $151,074 is substantially due to the Company recording $174,000 for the fair value of 200,000 stock options granted to a consultant during the three months ended March 31, 2005. Offsetting this decrease in equity related compensation is an increase of approximately $25,000 during the three months ended March 31, 2006 for compensation paid to two consultants and a scientist to continue focusing increased efforts on the design, fabrication, and testing of the Company's new hardware.

     Research and development expenses for the nine months ended March 31, 2006 were $303,718 as compared to $245,455 for the nine months ended March 31, 2005. The increase of $58,263 is substantially the result of the Company retaining the services of two consultants and a scientist during the nine months ended March 31, 2006, to focus increased efforts on the design, fabrication, and testing of the Company's new hardware. Research and development related consulting fees were approximately $150,129 for the nine months ended March 31, 2006 as compared to approximately $13,500 for the nine months ended March 31, 2006. Offsetting the increase in the cash related consulting fees are the value of the stock options granted to one of the consultants and the scientist. Included in research and development for the nine months ended March 31, 2006, is $75,750 for the fair value of 75,000 options granted to one of the consultants and the scientist as partial compensation for their past services rendered. Included in research and development during the nine months ended March 31, 2005 is $174,000 for the fair value of 200,000 stock options granted to the scientist as partial compensation for past services rendered.

     General and administrative expenses for the three and nine months ended March 31, 2006 were $158,891 and $494,335, respectively, as compared to $169,633 and $540,310, respectively, for the three and nine months ended March 31, 2005. The decrease of $10,742 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is the result of a general reduction of operating expenditures as the Company continues to focus on controlling its overall burn rate.

     The decrease in general and administrative expenses of $45,975 for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 is the result of a general reduction of operating expenditures as the Company continues to focus on controlling its overall burn rate. Contributing to the decrease in general and administrative expenses was a decrease in professional fees of approximately $7,400 and a decrease in insurance premiums of approximately $4,400 for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005.

     Loss from operations for the three and nine months ended March 31, 2006 was $215,743 and $798,053, respectively, as compared to $377,559 and $785,765, respectively, for the three and nine months ended March 31, 2005. In general, loss from operations decreased for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 primarily as a result of the decrease in equity compensation recorded for the stock options granted to the scientist during the three months ended March 31, 2005 as compared to the three months ended March 31, 2006. In general, loss from operations remained relatively flat for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 as a result of an increase in research and development activities, offset by reductions in professional fees and other operating expenses as discussed above.

     Interest expense for the three and nine months ended March 31, 2006 was $12,300 and $237,632, respectively, as compared to $19,113 and $158,062, respectively, for the three and nine months ended March 31, 2005. The decrease of $6,816 for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 is substantially the result of Mr. Evans converting the remaining outstanding principal balance of his 5% interest bearing Amended Evans Loan on January 10, 2006, thereby reducing the outstanding principal balance on the Amended Evans Loan and the corresponding interest expense incurred by the Company of approximately $11,480. Additionally, interest expense related to the 5% interest bearing Debentures decreased by approximately $2,700 for the nine months ended March 31, 2006 as compared to the three months ended March 31, 2005 as a result of investors who previously exercised their conversion right, converting their Debentures to equity, thereby reducing the outstanding principal balance on the Debentures. These decreases in interest expense are offset by an increase in interest expense related to investors who exercised their conversion right in accordance with the terms of the 2003 Offering. During the three months ended March 31, 2006, approximately $8,000 of unamortized discount was recognized as interest expense upon conversion by one investor. During the three months ended March 31, 2005, none of the investors exercised their conversion right in accordance with the terms of the 2003 Offering. Hence, there was no unamortized discount recorded as interest expense during the three months ended March 31, 2005.

     The increase of $79,570 for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 is substantially the impact of investors exercising their conversion right in accordance with the terms of the 2003 Offering. Six investors exercised their conversion right during the nine months ended March 31, 2006 as compared to five investors during the nine months ended March 31, 2005. The unamortized discount recognized as interest expense upon conversion was approximately $198,000 during the nine months ended March 31, 2006 as compared to approximately $100,000 during the nine months ended March 31, 2005. This increase is offset by a decrease in interest expense on the Amended Evans Loan of approximately $17,500 for the nine months ended March 31, 2006 as compared to the nine months ended March 31, 2005 as a result of Mr. Evans converting the remaining outstanding principal balance of his loan during the nine months ended March 31, 2006.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $12,640,824 through March 31, 2006 and had negative working capital of $741,024 as of March 31, 2006. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At March 31, 2006, the Company has accrued $893,786 related to the deferred payment of salaries and professional fees of which $707,636 is included under deferred wages and $186,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital, estimated at $0 and $101,977 for the three and nine months ended March 31, 2005, respectively. The fair value of the warrants issued during the three and nine months ended March 31, 2005, was determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 4.14% to 4.30%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a discount of $0 and $56,023 during the three and nine months ended March 31, 2005, respectively, on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering. As of the closing date of the 2003 Offering, the Company had raised $503,000 from the 2003 Offering.

     During the three and nine months ended March 31, 2006, one and six investors, respectively, exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $7,991 and $197,945 at the conversion date was recognized as interest expense during the three and nine months ended March 31, 2006, respectively.

     During the three and nine months ended March 31, 2005, none and five investors, respectively, exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $0 and $100,000 at the conversion date was recognized as interest expense during the three and nine months ended March 31, 2005, respectively.

     As of March 31, 2006, accrued interest on the Debentures was $2,232. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $8,039 and $198,051 for the three and nine months ended March 31, 2006, respectively. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $17 and $100,031 for the three and nine months ended March 31, 2005, respectively. As of March 31, 2006 the carrying value of the long-term portion of the Debentures was $112, net of unamortized debt discount of $67,388.

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

     During the nine months ended March 31, 2006, the Company raised $1,149,500 under the terms of the 2005 Offering. Accordingly, the Company issued 2,299,000 shares of common stock and warrants to purchase up to 2,299,000 shares of common stock at an exercise price of $0.75 per share.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company will pay the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Additionally, the Company will issue warrants to purchase shares of common stock at $0.75 per share equal to ten percent of the total warrants issued in connection with the 2005 Offering. The warrants may be exercised up to five years from the date of issuance, which is the date the proceeds are received under the 2005 Offering. During the three and nine months ended March 31, 2006, the Company incurred $39,400 and $110,750, respectively, of fees to be paid in cash to the brokerage firm and issued warrants to purchase 78,800 and 221,500, respectively, shares of common stock. During the three and nine months ended March 31, 2006, the Company recorded $100,076 and $207,260, respectively, as a reduction to paid-in capital for the fair value of the warrant grants. The fair value of the warrants issued to the brokerage firm during the three months ended March 31, 2006 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 151.04%, risk-free interest rate of 4.82%, expected lives of five years, and a 0% dividend yield. The fair value of the warrants issued to the brokerage firm during the nine months ended March 31, 2006 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility ranging from 151.04% to 376.15%, risk-free interest rates ranging from 4.14% to 4.82%, expected lives of five years, and a 0% dividend yield.

     Other Commitments

     The Company's other contractual obligations consist of commitments under an operating lease and repayment of loans payable to certain officers, directors and stockholders.

     As of March 31, 2006, the Company had outstanding loans payable to certain officers, directors and stockholders with principal amounts, in the aggregate, equal to $57,500. The terms of the various notes are described above under "Note 7: Notes Payable - Stockholders."

     As of March 31, 2006, the Company has future minimum lease payments of approximately $19,900 under its operating lease.

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

     Pending the deployment of the Company's new hardware and software and the receipt of new contracts, and in an effort to reduce its out-of-pocket expenses to the lowest practicable level, the Company has furloughed all of its field crews. If and when revenue-generating contracts are obtained, the Company will re-hire former crew personnel or may hire and train new crews. The Company was not obligated to make any severance payments for salaries, health benefits or accrued vacation and sick time related to the termination of any of its employees.

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

     During the three months ended March 31, 2006, an investor exercised their conversion right, pursuant to the terms of the 2003 Offering, and converted $8,000 of principal pursuant to the terms of the 2003 Offering. Accordingly, the Company issued 16,000 shares of common stock and warrants to purchase up to 16,000 shares of common stock in accordance with the terms of the 2003 Offering.

     Common Stock

     On January 19, 2005, the Board of Directors approved the offering (the "2005 Offering") of 2,000,000 units (the "Units") for a total offering price of $1,000,000 to accredited investors, as that term is defined by Rule 501 of Regulation D, consisting of shares of common stock and attached warrants. On November 21, 2005, the Board of Directors approved an increase in the number of Units to 6,000,000 Units for a total offering price of $3,000,000. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75. The warrants are exercisable at any time prior to the fifth anniversary from the date of grant. The 2005 Offering is exempt from registration under Section 4(2) of the Securities Act.

     During the three months ended March 31, 2006, the Company raised $394,000 and issued 788,000 shares of common stock and warrants to purchase up to 788,000 shares of stock in accordance with the terms of the 2005 Offering.

     During the three months ended March 31, 2006, Mr. Evans exercised his conversion right, pursuant to the terms of the Amended Evans Loan, and converted $512,500 of principal and accrued interest pursuant to the terms of the 2005 Offering. Accordingly, the Company issued 1,025,000 shares of common stock and warrants to purchase up to 1,025,000 shares of common stock in accordance with the terms of the 2005 Offering.

     Warrants

     During the three months ended March 31, 2006, the Company issued a warrant to a brokerage firm to purchase 78,800 shares of common stock at an exercise price of $0.75 per share. The warrant may be exercised up to five years from the date of issuance. These securities were issued in reliance on exemptions from registration provided by Section 4(2) of the Securities Act.

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

Exhibit 14.1 Code of Ethics (incorporated by reference to Exhibit 14 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

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



                                            PROFILE TECHNOLOGIES, INC.
                                            -------------------------
                                            (Registrant)


Date: May 9, 2006                           /s/ Henry E. Gemino
                                            ------------------------------------
                                            Henry E. Gemino
                                            Chief Executive Officer and
                                            Chief Financial Officer