Form 10KSB
period 2006-06-30
PROFILE TECHNOLOGIES INC
filed 2006-09-28
CIK 1014653

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2006

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-21151
                                                -------

                           PROFILE TECHNOLOGIES, INC.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


                     Delaware                                  91-1418002
                     --------                                  ----------
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                   Identification No.)


             2 Park Avenue, Suite 201
               Manhasset, New York                               11030
               -------------------                               -----
       (Address of principal executive offices)                (Zip Code)


                                 (516) 365-1909
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value


     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

     The issuer's revenues for the fiscal year ended June 30, 2006 were $0.

     The aggregate market value, based on the average bid and asked prices on NASD's OTC Bulletin Board on September 7, 2006, of the voting common stock, $0.001 par value per share, held by non-affiliates of the issuer as of September 7, 2006 was approximately $12,141,427.

     There were 12,456,445 shares of common stock, $0.001 par value per share, outstanding as of September 7, 2006.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference to the issuer's Definitive Proxy Statement on Form 14A for its annual meeting of stockholders to be held on November 13, 2006.


Transitional Small Business Disclosure Format.  Yes  __ No  |X|.

                                Table of Contents

--------------------------------------------------------------------------------
                                                                          Page
Description                                                              Number
--------------------------------------------------------------------------------


                                     PART I

ITEM 1        DESCRIPTION OF BUSINESS.........................................1

ITEM 2        DESCRIPTION OF PROPERTIES.......................................6

ITEM 3        LEGAL PROCEEDINGS...............................................6

ITEM 4        SUBMISSION OF MATTERS TO VOTE
              OF SECURITY HOLDERS.............................................6


                                     PART II

ITEM 5        MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
              AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES....... 7

ITEM 6        MANAGEMENT'S DISCUSSION AND ANALYSIS AND
              PLAN OF OPERATION .............................................11

ITEM 7        FINANCIAL STATEMENTS...........................................20

ITEM 8        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.........................41

ITEM 8A       CONTROLS AND PROCEDURES........................................41

ITEM 8B       OTHER INFORMATION .............................................41


                                    PART III

ITEM 9        DIRECTORS AND EXECUTIVE OFFICERS...............................42

ITEM 10       EXECUTIVE COMPENSATION.........................................43

ITEM 11       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT..........................................43

ITEM 12       CERTAIN RELATIONSHIPS AND RELATED
              TRANSACTIONS...................................................43

ITEM 13       EXHIBITS.......................................................43

ITEM 14       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................45

SIGNATURES ..................................................................46

EXHIBIT INDEX ...............................................................47

                    Preliminary Note Regarding Certain Risks
                    ----------------------------------------
                         and Forward-Looking Statements
                         ------------------------------


     This Annual Report on Form 10-KSB contains "forward-looking" information within the meaning of the federal securities laws. These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes," "anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's projected future results, future plans, objectives or goals or future conditions or events are also forward-looking statements. Actual results are inherently difficult to predict. Any such forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control.

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

     As noted above, initial testing of the new buried-pipe inspection hardware has been completed at the Company's Ferndale, Washington pipe test facility. This hardware has also been field tested on a natural gas pipeline in Washington and is now being tested on natural gas pipelines in Pennsylvania.

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

     As described above, the Company has fabricated new buried pipe inspection hardware and is actively seeking industry and other financing sources in order to rigorously field test that hardware (initial testing having been completed in Ferndale, WA). In order to obtain additional revenue generating contracts, the Company intends to emphasize the reliability of its buried pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. In fiscal year 2007, the Company intends to continue its marketing efforts in the pipeline and utility buried pipe inspection markets in the lower-48 states, particularly in "high consequence areas" as defined in the federal Department of Transportation's regulations ("HCAs"). However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on natural gas utility and pipeline markets.


Revenues and Customers

     The Company derives revenue solely from the sale of the EMW inspection technology service. The Company relies solely upon several employees, including the Chief Executive Officer and the Chief Operating Officer to conduct the Company's sales activities.

     The Company did not have revenues during the years ended June 30, 2006 and 2005, respectively, as it was engaged solely in the redevelopment of its testing hardware and software. The testing of that hardware and software is nearing completion.

Patents, Intellectual Property and Licensing

     The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 2006, the Company had ten issued U.S. patents, two issued foreign patents, one U.S. patent application pending, and five foreign patents pending.

     The Company's success depends in large part upon its ability to protect its process and technology under United States and international patent laws and other intellectual property laws. U.S. patents have a term of 17 years from date of issuance or, for more recently filed patent applications, 20 years from the filing of such applications, and patents in most foreign countries have a term of 20 years from the proprietary filing date of the patent application. The first U.S. patent was issued in 1990; two patents were issued in 1993; one patent was issued in 1998; two patents were issued in 2000, two patents were issued in 2001, and two patents were issued in 2002.

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


Employees

     As of June 30, 2006, the Company had four employees.


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

     Research and development expenses for the year ended June 30, 2006 and 2005 were $357,709 and $261,617, respectively.


Item 2. Description of Properties.

     The Company's executive offices are located at 2 Park Avenue, Suite 201, Manhasset, NY 11030. The Company leases on a month-to-month basis approximately 500 square feet of office space from a non-affiliate. The rental payment is approximately $788 per month.

     The Company's research and development facility is located in Ferndale, Washington. The Company leases 1,800 square feet of space from a non-affiliate at a monthly cost of approximately $2,107, pursuant to a lease that expires on January 31, 2007.

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


Item 4.  Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2006.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.


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

     The following table sets forth the high and low bid prices for the Company's common stock for each quarter within the past two fiscal years as reported by the OTCBB. The quotations reflect inter-dealer prices, with retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                                               Range of
                                                              Bid Prices
                                                              -----------
                                                            High         Low
                                                           ------      ------
           Fiscal Year 2006
                First Quarter                              $1.40        $0.70
                Second Quarter                             $1.40        $0.80
                Third Quarter                              $1.89        $1.00
                Fourth Quarter                             $1.45        $0.70

           Fiscal Year 2005
                First Quarter                              $0.90        $0.35
                Second Quarter                             $1.55        $0.35
                Third Quarter                              $1.15        $0.60
                Fourth Quarter                             $0.90        $0.55


     As of September 7, 2006, the Company had approximately 1,050 holders of record of the Company's common stock.


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

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of the Company's existing equity compensation plans, as of June 30, 2006.



                                                                             Number of
                                                                             securities
                                                                             remaining
                                                                           available for
                                       Number of                          future issuance
                                    securities to be   Weighted-average     under equity
                                 issued upon exercise  exercise price of  compensation plans
                                   of outstanding        outstanding    (excluding securities
                                   options, warrants  options, warrants     reflected in
                                       and rights        and rights           column (a))
---------------------------------- ------------------- ---------------- ----------------------
                                          (a)                (b)                (c)
---------------------------------- ------------------- ---------------- ----------------------

   Equity compensation plans            385,000             $0.77            115,000
approved by security holders (1)

---------------------------------- ------------------- ---------------- ----------------------

  Equity compensation plans not       3,924,600(3)          $1.53              N/A
 approved by security holders(2)

---------------------------------- ------------------- ---------------- ----------------------

              Total                    4,309,600            $1.46            115,000


(1)  Consists of grants under the Company's 1999 Stock Plan.

(2) Consists of grants under individual compensation arrangements approved separately by the Board of Directors and are not part of any written or formal plan under which the Company will be obligated to issue equity compensation in the future.

(3) Includes non-qualified stock options granted to officers, directors, and consultants to purchase 2,315,000 shares of common stock and warrants to purchase 1,609,600 shares of common stock.

     The stock options granted to officers, directors, and consultants were granted with an exercise price at or greater than the fair value of the Company's common stock on the date of grant as reported by the NASD's Over the Counter Bulletin Board. Compensatory stock options granted outside of the 1999 Stock Plan consists of the following: (A) 15,000 options at an exercise price of $6.50 per share, expiring on October 31, 2007, (B) 15,000 options at an exercise price of $10.50 per share, expiring on October 31, 2007, (C) 1,850,000 options at an exercise price of $1.155, of which 1,600,000 expire on February 15, 2015 and 250,000 expire on February 15, 2010, (D) 200,000 options at an exercise price of $1.12 per share, expiring on December 12, 2015, (E) 150,000 options at an exercise price of $1.21 per share, expiring on December 12, 2015, and (F) 85,000 options at an exercise price of $1.12, expiring on December 12, 2010.

     Compensatory warrants consists of the following: (A) 15,000 warrants at an exercise price of $0.55 per share, expiring on December 9, 2007, (B) 439,600 warrants at an exercise price of $0.60 per share, expiring on August 14, 2011, (C) 40,000 warrants at an exercise price of $0.70 per share, expiring on December 16, 2008, (D) 50,000 warrants at an exercise price of $1.00 per share, expiring on January 2, 2007, (E) 150,000 warrants at an exercise price of $1.05 per share, expiring on March 18, 2007, (F) 305,000 warrants at an exercise price of $1.125 per share, expiring on October 31, 2007, (G) 40,000 warrants at an exercise price of $1.50 per share, expiring on October 31, 2007, (H) 235,000 warrants at an exercise price of $3.00 per share, expiring on October 31, 2007, (I) 285,000 warrants at an exercise price of $3.50 per share, expiring on October 31, 2007, (J) 30,000 warrants at an exercise price of $7.20 per share, expiring on October 31, 2007, and (K) 20,000 warrants at an exercise price of $13.50 per share, expiring on October 31, 2007.


Recent Sales of Unregistered Securities

     Convertible Debentures and Warrants

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

     The 2003 Offering was exempt from the registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D, promulgated by the SEC. In the 2003 Offering, no general solicitation was made by the Company or any person acting on behalf of the Company, the Debentures and Warrants were sold subject to transfer restrictions, and the certificates for the Debentures and Warrants contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

     During the year ended June 30, 2006, six investors exercised their conversion right under the Debentures, pursuant to the terms of the 2003 Offering, and converted $228,369 of principal and accrued interest pursuant to the terms of the 2003 Offering. Accordingly, the Company issued 456,740 shares of common stock in accordance with the conversion terms of the Debentures.


     Common Stock and Warrants

     On January 19, 2005, the Board of Directors approved the offering (the "2005 Offering") of 2,000,000 units (the "Units") to accredited investors for a total offering price of $1,000,000. Each Unit consists of one share of common stock and a warrant to acquire common stock. On November 21, 2005, the Board of Directors approved an increase in the number of Units offered in the 2005 Offering to 6,000,000 Units, for a total offering price of $3,000,000. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75. The warrants are exercisable at any time prior to the fifth anniversary from the date of their issuance.

     The 2003 Offering was exempt from the registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D, promulgated by the SEC. In the 2003 Offering, no general solicitation was made by the Company or any person acting on behalf of the Company, the Debentures and Warrants were sold subject to transfer restrictions, and the certificates for the Debentures and Warrants contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

     During the year ended June 30, 2006, the Company raised $1,738,500 and issued 3,477,000 shares of common stock and warrants to purchase up to 3,477,000 shares of common stock in accordance with the terms of the 2005 Offering.

     During the year ended June 30, 2006, Murphy Evans, the Company's President, exercised a conversion right pursuant to the terms of an amended loan agreement with the Company, converting $1,276,000 of principal and accrued interest on his loan into Units in the 2005 Offering. Accordingly, the Company issued 2,552,000 shares of common stock and warrants to purchase up to 2,552,000 shares of common stock to Mr. Evans, in accordance with the terms of the 2005 Offering.


     Warrants

     During the year ended June 30, 2006, the Company issued a warrant to R.F. Larrerty & Co., Inc. ("Laffety"), a brokerage firm which provided consulting services to the Company, to purchase 427,100 shares of common stock at an exercise price of $0.60 per share. The warrant may be exercised for up to five years from the date of issuance. The warrant was issued to Lafferty pursuant to the terms of a consulting agreement that the Company executed with Lafferty on November 1, 2004. The issuance of the warrant was exempt from registration pursuant to Section 4(2) of the Securities Act.


     Stock Options

     On December 12, 2005, the Board approved the issuance of options exercisable for 435,000 shares of common stock to certain directors, officers, an employee and three consultants of the Company. The options were granted by the Company on December 12, 2005. Directors, officers, and an employee were granted options exercisable for 350,000 shares of common stock that have a ten-year term. Options exercisable for the remaining 85,000 shares of common stock were granted to three of the Company's consultants and have a five-year term. The exercise price of the options granted to insiders owning or controlling more than ten percent of the Company's common stock was $1.21, which is ten percent over the closing bid price of the Company's common stock as quoted on the OTCB on the grant date, December 12, 2005. The exercise price of the stock options granted to non-insiders and insiders not owning more than 10% of the Company's common stock was $1.12.


Item 6.  Management's Discussion and Analysis and Plan of Operation.

Plan of Operation

     The Company is currently focused on the buried pipe market in the United States. Accordingly, the Company redesigned and improved the hardware underlying the EMW Inspection Process, which provides a different pulse waveform specifically tailored to the buried pipe environment.

     Initial testing of the new buried-pipe inspection hardware has been completed at the Company's Ferndale, Washington pipe test facility. This hardware has also been field tested on a natural gas pipeline in Washington and is now being tested on natural gas pipelines in Pennsylvania.

     The results of all these tests should provide the Company with critical information as to the detection capabilities of its new hardware in different "real world" conditions and accelerate the commercial deployment of the Company's new hardware and software.

     Although several important milestones have been achieved in the testing of the Company's new hardware and software, there can be no assurance that necessary additional field testing can be funded or that the new hardware and software can be successfully deployed on a commercial basis. Failure to do so could have a serious and material effect on the business and financial condition of the Company.

     Capital will be expended to support operations until the Company can generate sufficient cash flows from operations. In order for the Company to generate cash flows from operations, the Company must obtain revenue generating contracts. Management is currently directing the Company's activities towards obtaining service contracts, which, if obtained, will necessitate the Company attracting, hiring, training and outfitting qualified technicians. If service contracts are obtained, it will also necessitate additional field test equipment purchases in order to provide the services. The Company expects that if revenue contracts are secured, working capital requirements will increase. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts. Additionally, the Company anticipates that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support future growth.

     The Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.


Management's Discussion and Analysis

Revenue

     The Company did not have revenues during the years ended June 30, 2006 and 2005, respectively, as it was engaged solely in the redevelopment of its testing hardware and software. The testing of that hardware and software is nearing completion.


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

     As described above, the Company has fabricated new buried pipe inspection hardware and is actively seeking industry sources in order to rigorously field test that hardware (initial testing having been completed in Ferndale, WA). In order to obtain additional revenue generating contracts, the Company intends to emphasize the reliability of its buried pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. In fiscal year 2007, the Company intends to continue its marketing efforts in the pipeline and utility buried pipe inspection markets in the lower-48 states, particularly in "high consequence areas" as defined in the federal Department of Transportation's regulations ("HCAs"). However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on natural gas utility and pipeline markets.


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

     The Company did not generate any revenues during the years ended June 30, 2006 and June 30, 2005, as the Company was engaged solely in the redevelopment and improvement of its testing hardware and software.

     The Company did not have any cost of revenues for the years ended June 30, 2006 and June 30, 2005. The Company did not have any employees working in the field because the Company did not have any revenue generating contracts during these periods.

     Research and development expenses for the year ended June 30, 2006 were $357,709 as compared to $261,617 for the year ended June 30, 2005. The increase of $96,092 for the year ended June 30, 2006 as compared to the year ended June 30, 2005 is substantially the result of the Company retaining the services of two consultants and a scientist during the year ended June 30, 2006, to focus increased efforts on the design, fabrication, and testing of the Company's new hardware. Research and development related consulting fees were approximately $190,000 more during the year ended June 30, 2006 than during the year ended June 30, 2005. Offsetting the increase in the cash related consulting fees is a decrease of $98,250 in the value of the stock options granted to a consultant and the scientist. Included in research and development for the year ended June 30, 2006, is $75,750 for the fair value of 75,000 options granted to a consultant and the scientist as partial compensation for their past services rendered. Included in research and development for the year ended June 30, 2005 is $174,000 for the fair value of 200,000 stock options granted to the scientist as partial compensation for past services rendered.

     General and administrative expenses for the year ended June 30, 2006 were $633,156 as compared to $705,542 for the year ended June 30, 2005. The decrease of $72,386 for the year ended June 30, 2006 as compared to the year ended June 30, 2005 is the result of a general reduction of operating expenditures as the Company focuses on reducing its overall burn rate. Contributing to the decrease in general and administrative expenses was a decrease in professional fees of approximately $3,100 and a decrease in insurance premiums of approximately $11,700 for the year ended June 30, 2006 as compared to the year ended June 30, 2005.

     Loss from operations for the year ended June 30, 2006 was $990,865 as compared to $967,159 for the year ended June 30, 2005. The increase of $23,706, or 2%, is primarily due to the increase in research and development expenses resulting from an increase in equity compensation issued to the Company's consultants and a scientist during the year ended June 30, 2006 as compared to the year ended June 30, 2005. Offsetting the increase in research and development expense is a decrease in general and administrative expenses due to reductions in professional fees and insurance premiums as discussed above.

     Interest expense for the year ended June 30, 2006 was $241,382 as compared to $179,857 for the year ended June 30, 2005. The increase of $61,525 for the year ended June 30, 2006 as compared to the year ended June 30, 2005 is substantially the impact of investors exercising their conversion right in accordance with the terms of the 2003 Offering. Six investors exercised their conversion right during the year ended June 30, 2006 as compared to five investors during the year ended June 30, 2005. However, the principal balance and related discount for the six investors that exercised their conversion right during the year ended June 30, 2006 was significantly higher than the principal balance and related discount for the five investors that exercised their conversion right during the year ended June 30, 2005. The unamortized discount recognized as interest expense upon conversion was approximately $198,000 during the year ended June 30, 2006 as compared to approximately $100,000 during the year ended June 30, 2005. This increase is offset by a decrease in interest expense on the Amended Evans Loan of approximately $31,100 for the year ended June 30, 2006 as compared to the year ended June 30, 2005 as a result of Mr. Evans converting the remaining outstanding principal balance and accrued interest of the Amended Evans Loan in January 2006. Also contributing to the overall decrease in interest expense is a reduction of interest expense related to the 5% interest bearing Debentures. Interest expense related to the 5% interest bearing Debentures decreased by approximately $8,500 for the year ended June 30, 2006 as compared to the year ended June 30, 2005 as a result of investors who previously exercised their conversion right, converting their Debentures to equity, thereby reducing the outstanding principal balance on the Debentures.


Recently Issued Accounting Standards

     In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (FASB No. 155). FASB No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, FASB No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FASB No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FASB No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect that this Statement will have a material impact on their financial position, results of operations or cash flows.

     In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" (FASB No. 156). FASB No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. FASB No. 156 also allows an entity to choose either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. FASB No. 156 is effective after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect that this Statement will have a material impact on their financial position, results of operations or cash flows.

     In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (FIN 46R-6). FIN 46R-6 addresses certain implementation issues related to FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE),
(b) which interests are "variable interests" in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a "reconsideration event" has occurred, beginning July 1, 2006. The Company will evaluate the impact of this FSP at the time any such "reconsideration event" occurs and for any new entities created.

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $12,837,386 through June 30, 2006 and had negative working capital of $390,440 as of June 30, 2006. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At June 30, 2006, the Company has accrued $903,751 related to the deferred payment of salaries and professional fees of which $711,601 is included under deferred wages and $192,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

     Convertible Debentures and Warrants

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

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital, estimated at $0 and $101,977 for the years ended June 30, 2006 and June 30, 2005, respectively. The fair value of the warrants issued during the year ended June 30, 2005, was determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 4.14% to 4.30%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a discount of $0 and $158,000 during the years ended June 30, 2006 and June 30, 2005, respectively, on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering. As of the closing date of the 2003 Offering, the Company had raised $503,000 from the 2003 Offering.

     During the years ended June 30, 2006 and June 30, 2005, six and five investors, respectively, exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $198,000 and $100,000 at the conversion date was recognized as interest expense during the years ended June 30, 2006 and June 30, 2005, respectively.

     As of June 30, 2006, accrued interest on the Debentures was $2,182. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $198,128 and $100,061 for the years ended June 30, 2006 and June 30, 2005, respectively.. As of June 30, 2006 the carrying value of the long-term portion of the Debentures was $189, net of unamortized debt discount of $67,311.


     Common Stock and Warrants

     On January 19, 2005, the Board of Directors approved the offering (the "2005 Offering") of 2,000,000 units (the "Units") to accredited investors for a total offering price of $1,000,000. Each Unit consists of one share of common stock and a warrant to acquire common stock. On November 21, 2005, the Board of Directors approved an increase in the number of Units offered in the 2005 Offering to 6,000,000 Units, for a total offering price of $3,000,000. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75. The warrants are exercisable at any time prior to the fifth anniversary from the date of their issuance.

     During the year ended June 30, 2006, the Company raised $1,738,500 under the terms of the 2005 Offering. Accordingly, the Company issued 3,477,000 shares of common stock and warrants to purchase up to 3,477,000 shares of common stock at an exercise price of $0.75 per share.

     The 2005 Offering was terminated on June 9, 2006. As of the closing date of the 2005 Offering, the Company had raised $1,801,000 from the 2005 Offering.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company will pay the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Additionally, subsequent to the closing of the 2005 Offering, the brokerage firm and the Company agreed that the Company would issue warrants to purchase a total of 439,600 shares of common stock at $0.60 per share. The warrants may be exercised up to five years from the date of issuance, which is the date the proceeds are received under the 2005 Offering. During the years ended June 30, 2006 and June 30, 2005, the Company incurred $141,050 and $6,250, respectively, of cash fees to be paid to the brokerage firm and issued warrants to purchase 427,100 and 12,500, respectively, shares of common stock. During the year ended June 30, 2006, the Company recorded $355,531 as a reduction to paid-in capital for the fair value of the 427,100 warrant grants. The fair value of the warrants issued to the brokerage firm during the year ended June 30, 2006 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility ranging from 79.12% to 376.15%, risk-free interest rates ranging from 4.14% to 5.10%, expected lives of five years, and a 0% dividend yield.


     Other Commitments

     The Company's other contractual obligations consist of commitments under an operating lease and repayment of loans payable to certain officers, directors and stockholders.

     As of June 30, 2006, the Company had outstanding loans payable to certain stockholders with principal amounts, in the aggregate, equal to $57,500. The terms of the various notes are described above under "Note 6: Notes Payable - Stockholders."

     As of June 30, 2006, the Company has future minimum lease payments of approximately $14,750 under its operating lease.

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


Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements.

Item 7. Financial Statements


                           Profile Technologies, Inc.


                                Table of Contents



                                                                          Page
                                                                          ----

Reports of Independent Registered Public Accounting Firms                  21

Balance Sheet as of June 30, 2006                                          22

Statements of Operations for Years Ended June 30, 2006 and 2005            23

Statements of Stockholders' Deficit for Years Ended
 June 30, 2006 and 2005                                                    24

Statements of Cash Flows for Years Ended June 30, 2006 and 2005            25

Notes to Financial Statements                                              26

PS
    Peterson Sullivan PLLC

Certified Public Accountants
601 Union Street, Suite 2300                 Tel 206 382 7777 - Fax 206 382 7700
Seattle, Washington 98101                    http://www.pascpa.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors
Profile Technologies, Inc.


We have audited the accompanying balance sheet of Profile Technologies, Inc. as of June 30, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. as of June 30, 2006, and the results of its operations and its cash flows for the years ended June 30, 2006 and 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has incurred cumulative losses and had negative working capital of $390,440 at June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
September 6, 2006


                                         PROFILE TECHNOLOGIES, INC.
                                                Balance Sheet


                                                                                  June 30,
                                                                                    2006
                                                                               -------------

                                                 Assets
Current assets:
           Cash                                                                $    852,468
           Prepaid expenses and other current assets                                 12,722
                                                                               ------------

                   Total current assets                                             865,190

Equipment, net of accumulated depreciation of $544,040                               15,630
Deferred financing fees                                                                 840
Other assets                                                                          1,550
                                                                               ------------

                   Total assets                                                $    883,210
                                                                               ============

                                 Liabilities and Stockholders' Deficit

Current Liabilities:
           Accounts payable                                                    $    172,053
           Notes payable to stockholders                                             57,500
           Current portion of convertible debt                                      107,500
           Deferred wages                                                           711,601
           Accrued professional fees                                                192,150
           Accrued interest                                                           2,182
           Other accrued expenses                                                    12,644
                                                                               ------------

                   Total current liabilities                                      1,255,630

Long-term convertible debt, net of unamortized discount of $67,311                      189

Stockholders' deficit:
           Common stock, $0.001 par value.  Authorized 25,000,000
                   shares; issued and outstanding 12,111,445 shares                  12,111
           Common stock issuable; 345,000 shares                                        345
           Additional paid-in capital                                            12,452,321
           Accumulated deficit                                                  (12,837,386)
                                                                               ------------

                   Total stockholders' deficit                                     (372,609)

Commitments, contingencies and subsequent events
                                                                               ------------
           Total liabilities and stockholders' deficit                         $    883,210
                                                                               ============


                See accompanying notes to financial statements.



                                          PROFILE TECHNOLOGIES, INC.
                                           Statements of Operations
                               For the years ended June 30, 2006 and 2005


                                                               2006                     2005
                                                           -----------              -----------

Revenue                                                    $      --                $      --

Cost of revenues                                                  --                       --
                                                           -----------              -----------

       Gross profit                                               --                       --
                                                           -----------              -----------

Operating expenses:
       Research and development                                357,709                  261,617
       General and administrative                              633,156                  705,542
                                                           -----------              -----------

       Total operating expenses                                990,865                  967,159
                                                           -----------              -----------

       Loss from operations                                   (990,865)                (967,159)

Interest expense                                               241,382                  179,857
                                                           -----------              -----------

       Net loss                                            $(1,232,247)             $(1,147,016)
                                                           ===========              ===========

Basic and diluted net loss per share                       $     (0.13)             $     (0.20)

Weighted average shares outstanding used to
       calculate basic and diluted net loss per share        9,667,742                5,744,371


                              See accompanying notes to financial statements.



                                                   PROFILE TECHNOLOGIES, INC.
                                                Statements of Stockholders' Deficit
                                            For the years ended June 30, 2006 and 2005



                                                                               Common Stock          Common Stock Issuable
                                                                        -------------------------   ------------------------
                                                                           Shares       Amount         Shares       Amount
                                                                        -----------  ------------   -----------   ----------

Balance at June 30, 2004                                                 5,494,661   $      5,495           --      $       --

Issuance of common stock for services                                      150,000            150           --              --
Issuance of common stock warrants and options
       for services                                                           --             --             --              --
Issuance of common stock warrants related to
       the convertible debt                                                   --             --             --              --
Recording beneficial conversion feature on
       convertible debt                                                       --             --             --              --
Issuance of common stock upon conversion
       of convertible debt to equity                                       201,044            201           --              --
Issuance of common stock warrants related to
       the 2005 Offering                                                      --             --             --              --
Issuance of common stock related to the
       2005 Offering                                                        80,000             80           --              --
Common stock issuance costs                                                   --             --             --              --
Common stock issuable related to the 2005
       Offering                                                               --             --           45,000              45

Net loss                                                                      --             --             --              --
                                                                      ------------   ------------    -----------    -------------

Balance at June 30, 2005                                                 5,925,705   $      5,926         45,000    $         45

Issuance of common stock previously reported as "issuable"                  45,000             45        (45,000)            (45)
Issuance of common stock warrants and options
       for services                                                           --             --             --              --
Issuance of common stock upon conversion
       of stockholder loan and accrued interest to equity 2,552,000          2,552           --             --         1,273,448
Issuance of common stock upon conversion
       of convertible debt to equity                                       456,740            456           --              --
Issuance of common stock warrants related to
       the 2005 Offering                                                      --             --             --              --
Issuance of common stock related to the
       2005 Offering                                                     3,132,000          3,132        345,000         345,000
Common stock issuance costs                                                   --             --             --              --

Net loss                                                                      --             --             --              --
                                                                      ------------   ------------    -----------    ------------

Balance at June 30, 2006                                                12,111,445   $     12,111        345,000    $        345
                                                                      ============   ============    ===========    =============

                                                                                                      (Continued on following page)



                                                   PROFILE TECHNOLOGIES, INC.
                                         Statements of Stockholders' Deficit (Continued)
                                            For the years ended June 30, 2006 and 2005


                                                                            Additional                          Total
                                                                             Paid-in       Accumulated      Stockholders'
                                                                              Capital        Deficit           Deficit
                                                                           ------------    ------------     -------------


Balance at June 30, 2004                                                   $  8,669,341    $(10,458,123)   $ (1,783,287)

Issuance of common stock for services                                            69,850            --            70,000
Issuance of common stock warrants and options
       for services                                                             224,525            --           224,525
Issuance of common stock warrants related to
       the convertible debt                                                     101,977            --           101,977
Recording beneficial conversion feature on
       convertible debt                                                          56,023            --            56,023
Issuance of common stock upon conversion
       of convertible debt to equity                                            100,321            --           100,522
Issuance of common stock warrants related to
       the 2005 Offering                                                         33,059            --            33,059
Issuance of common stock related to the
       2005 Offering                                                             18,439            --            18,519
Common stock issuance costs                                                     (13,275)           --           (13,275)
Common stock issuable related to the 2005
       Offering                                                                  10,877            --            10,922

Net loss                                                                           --        (1,147,016)     (1,147,016)
                                                                           ------------    ------------    ------------

Balance at June 30, 2005                                                   $  9,271,137    $(11,605,139)   $ (2,328,031)

Issuance of common stock previously reported as "issuable"                         --              --              --
Issuance of common stock warrants and options
       for services                                                             441,381            --           441,381
Issuance of common stock upon conversion
       of stockholder loan and accrued interest to equity 2,552,000                --         1,276,000
Issuance of common stock upon conversion
       of convertible debt to equity                                            227,913            --           228,369
Issuance of common stock warrants related to
       the 2005 Offering                                                      1,192,381            --         1,192,381
Issuance of common stock related to the
       2005 Offering                                                            542,642            --           546,119
Common stock issuance costs                                                    (496,581)           --          (496,581)

Net loss                                                                           --        (1,232,247)     (1,232,247)
                                                                           ------------    ------------    ------------

Balance at June 30, 2006                                                   $ 12,452,321    $(12,837,386)   $   (372,609)
                                                                           ============    ============    ============

See accompanying notes to financial statements.



                                                 PROFILE TECHNOLOGIES, INC.
                                                  Statements of Cash Flows
                                         For the years ended June 30, 2006 and 2005

                                                                                                  2006             2005
                                                                                              -----------      -----------

Cash flows from operating activities:
        Net loss                                                                              $(1,232,247)     $(1,147,016)
        Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                                         5,109            8,323
              Accreted discount on convertible debt                                                   183               61
              Amortization of convertible debt discount included in interest expense              197,945          100,000
              Accrued interest on convertible debt converted to equity                                370              522
              Accrued interest on notes payable to stockholders converted to equity               114,777             --
              Amortization of debt issuance costs                                                  10,520            5,240
              Equity issued for services                                                           85,850          294,525
              Changes in operating assets and liabilities:
                   Prepaid expenses and other current assets                                        4,929            1,621
                   Other assets                                                                       865             --
                   Accounts payable                                                               (24,312)         (61,827)
                   Deferred wages                                                                  72,475          255,800
                   Accrued professional fees                                                       24,000           24,000
                   Accrued interest                                                              (101,170)          45,105
                   Other accrued expenses                                                          (7,950)           3,423
                                                                                              -----------      -----------

                   Net cash used in operating activities                                         (848,656)        (470,223)

Cash flows from investing activies:
        Purchase of fixed assets                                                                  (13,104)            --
                                                                                              -----------      -----------

                   Net cash used in investing activities                                          (13,104)            --
                                                                                              -----------      -----------

Cash flows from financing activies:
        Allocated proceeds from issuance of convertible debt                                         --             56,023
        Allocated proceeds from issuance of warrants attached to convertible debt                    --            101,977
        Common stock issuance costs                                                              (141,050)         (13,275)
        Allocated proceeds from issuance of common stock                                          546,119           29,441
        Allocated proceeds from issuance of warrants attached to issuance of common stock       1,192,381           33,059
        Proceeds from issuance of notes payable to stockholders                                    89,733          278,500
        Repayments of note payable to stockholders                                                   --            (48,270)
                                                                                              -----------      -----------

                   Net cash provided by financing activities                                    1,687,183          437,455
                                                                                              -----------      -----------

                   Increase (decrease) in cash                                                    825,423          (32,768)

Cash at beginning of period                                                                        27,045           59,813
                                                                                              -----------      -----------

Cash at end of period                                                                         $   852,468      $    27,045
                                                                                              ===========      ===========

Supplemental disclosure of cash flow information:
        Debt discount recorded for beneficial conversion feature                              $      --        $    56,023
        Cash paid for interest                                                                $    12,884      $    21,720
        Convertible debt and related accrued interest converted into 456,740 and
              201,044 shares of common stock during the twelve months ended
              June 30, 2006 and 2005, respectively                                            $   228,369      $   100,522
        Notes payable to stockholder converted into 2,322,446 shares of common stock
              during the twelve months ended June 30, 2006                                    $ 1,161,223      $      --
        Accrued interest on notes payable to stockholder converted into
              229,554 shares of common stock
              during the twelve months ended June 30, 2006                                    $   114,777      $      --


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

Note 2: Summary of Significant Accounting Policies

     Cash

     Cash includes highly liquid investments with original maturities of three months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

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

     Research and Development

     Research and development costs are expensed when incurred. During the years ended June 30, 2006 and June 30, 2005, the Company incurred $357,709 and $261,617, respectively, on research and development activities.

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

     Excluded from the computation of diluted net loss per share for the year ended June 30, 2006, because their effect would be antidilutive, are options and warrants to acquire 12,643,418 shares of common stock with a weighted-average exercise price of $1.06 per share. Also excluded from the computation of diluted net loss per share for the year ended June 30, 2006 are 350,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 because their effect would be antidilutive.

     Excluded from the computation of diluted net loss per share for the year ended June 30, 2005, because their effect would be antidilutive, are options and warrants to acquire 5,762,318 shares of common stock with a weighted-average exercise price of $1.40 per share. Also excluded from the computation of diluted net loss per share for the year ended June 30, 2005 are 806,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 because their effect would be antidilutive.

     For the years ended June 30, 2006 and June 30, 2005, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 8 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at June 30, 2006 and June 30, 2005.

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

     Financial Instruments and Concentrations of Credit Risk

     At June 30, 2006, the Company has the following financial instruments: notes payable to stockholders, convertible short-term and long-term debt, accounts payable and accrued expenses. The carrying value of these instruments, other than the convertible debt, approximate fair value based on their liquidity. The fair value of the convertible debt was determined as the excess of the proceeds over the fair value of the warrants. Credit is extended to customers based on an evaluation of their financial condition. The Company does not require any collateral.

     Vendor Concentration

     The Company relies on the expertise of a scientist to facilitate the development and testing of the Company's hardware and software. The scientist is also instrumental in interpreting the data captured during the testing of the hardware and software. The loss of the specialized knowledge provided by this scientist could have an adverse effect on the ability of the Company to reach marketability of its hardware and software. During the years ended June 30, 2006 and June 30, 2005, the Company incurred cash fees payable to the scientist of approximately $154,000 and $13,500, respectively, which are included in research and development expenses in the Company's statements of operations. As of June 30, 2006, the Company owed the scientist approximately $77,000, which is included in accounts payable at June 30, 2006.

     As partial compensation for services rendered, the Company also granted stock options to the scientist. During the year ended June 30, 2006 the Company granted the scientist a stock option to purchase 50,000 shares of common stock at an exercise price of $1.12, expiring December 12, 2010. The 50,000 options had a fair value at the date of grant of $50,500, which is included in research and development expenses in the Company's statements of Operations for the year ended June 30, 2006.

     During the year ended June 30, 2005 the Company granted the scientist a stock option to purchase 200,000 shares of common stock at an exercise price of $1.16, expiring February 15, 2010. The 200,000 options had a fair value at the date of grant of $174,000, which is included in research and development expenses in the Company's statements of operations for the year ended June 30, 2005.

     Total cash and stock compensation expense incurred for settlement of services rendered by the scientist totaled $204,500 or approximately 57% of research and development expense for the year ended June 30, 2006. Total cash and stock compensation expense incurred for settlement of services rendered by the scientist totaled $187,500 or approximately 72% of research and development expense for the year ended June 30, 2005.

     Stock-Based Compensation

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

     The application of SFAS 123(R) had the following effect on net loss as reported:


                                                                                    For the years ended
                                                                                          June 30,
                                                                              --------------------------------
                                                                                 2006                  2005
                                                                              -----------           ----------

Net loss:
         As reported                                                          $(1,232,247)          $(1,147,016)
         Plus: stock-based employee compensation expense
         included in reported net loss                                               --                    --

              Less: stock based compensation expense determined under
              fair value based method for all employee rewards                   (352,000)           (1,255,965)
                                                                              -----------           -----------
                                                                              -----------           -----------
Pro forma net loss                                                            $(1,584,247)          $(2,402,981)
                                                                              -----------           -----------
                                                                              -----------           -----------

Net loss per share
         Basic and diluted - as reported                                      $     (0.13)          $     (0.20)
         Basic and diluted - pro forma                                        $     (0.16)          $     (0.42)


     The fair value of option and warrant grants is estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made during the year ended June 30, 2006: expected volatility of 150%, risk-free interest rate of 4.46%, expected lives of five years, and a 0% dividend yield. The weighted average assumptions used for grants made during the year ended June 30, 2005 were: expected volatility of 163%, risk free interest rate of 3.41%, expected lives of two years, and a 0% dividend yield.


     Segment Reporting

     The Company has one operating segment. Expenses incurred to date are reported according to their expense category.


     Comprehensive Income(Loss)

     Comprehensive income (loss) is equal to net income (loss) for the years ended June 30, 2006 and June 30, 2005.

     Recently Issued Accounting Pronouncements

     In February 2006, the FASB issued Statement No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (FASB No. 155). FASB No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FASB Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, FASB No. 155 clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FASB No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FASB No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect that this Statement will have a material impact on their financial position, results of operations or cash flows.

     In March 2006, the FASB issued Statement No. 156, "Accounting for Servicing of Financial Assets--an amendment of FASB Statement No. 140" (FASB No. 156). FASB No. 156 requires that an entity separately recognize a servicing asset or a servicing liability when it undertakes an obligation to service a financial asset under a servicing contract in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. FASB No. 156 also allows an entity to choose either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. FASB No. 156 is effective after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect that this Statement will have a material impact on their financial position, results of operations or cash flows.

     In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46R-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) (FIN 46R-6). FIN 46R-6 addresses certain implementation issues related to FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" (FIN 46R). Specifically, FSP FIN 46R-6 addresses how a reporting enterprise should determine the variability to be considered in applying FIN 46R. The variability that is considered in applying FIN 46R affects the determination of (a) whether an entity is a variable interest entity (VIE),
(b) which interests are "variable interests" in the entity, and (c) which party, if any, is the primary beneficiary of the VIE. That variability affects any calculation of expected losses and expected residual returns, if such a calculation is necessary. The Company is required to apply the guidance in FIN 46R-6 prospectively to all entities (including newly created entities) and to all entities previously required to be analyzed under FIN 46R when a "reconsideration event" has occurred, beginning July 1, 2006. The Company will evaluate the impact of this FSP at the time any such "reconsideration event" occurs and for any new entities created.

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.


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

     During the year ended June 30, 2006, Mr. Evans loaned the Company an additional $89,733 pursuant to the terms of the Amended Evans Loan. During the year ended June 30, 2006, Mr. Evans converted the entire then outstanding $1,161,223 of principal and $114,777 of accrued interest of the Amended Evans Loan pursuant to the terms of the 2005 Offering as defined below. Accordingly, Mr. Evans received 2,552,000 shares of common stock and warrants to purchase 2,552,000 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable any time prior to the fifth anniversary from the date of grant.

     Interest expense related to the Amended Evans Loan was $16,449 and $47,533 for the years ended June 30, 2006 and June 30, 2005, respectively.

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

     On June 19, 2003, the Board of Directors approved a promissory note (the "2003 Gemino Note") in the principal amount of $34,047 payable to Henry E. Gemino, the Chief Executive Officer, Chief Financial Officer and a director and stockholder of the Company. From time to time, Mr. Gemino loaned the Company additional money and the Company repaid various amounts under the terms of the 2003 Gemino Note. The 2003 Gemino Note bears interest at the rate of 5% per annum, payable on June 30 and December 31 of each year. During the year ended June 30, 2005, the Company repaid the then outstanding principal balance of $48,270 and accrued interest to Mr. Gemino. Interest expense related to the 2003 Gemino Note was $0 and $892 for the years ended June 30, 2006 and June 30, 2005, respectively.

     The following is a summary of notes payable to stockholders as of June 30, 2006:

         Deceased Officer Note                                      7,500
         Stockholder Loans                                         50,000
                                                                   ------

                                                Total             $57,500
                                                                  -------

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

     The tax effect of temporary differences that give rise to federal deferred tax assets are comprised of the following at June 30, 2006:

        Deferred tax assets:
          Net operating loss carryforwards                      $  3,613,330
          Depreciation and amortization                                2,586
          Wages and professional fees                                269,365
          Stock compensation                                         442,000
          Research and development credit carryforwards               86,033
                                                                ------------
                     Gross deferred tax assets                     4,413,314

        Less: valuation allowance                                 (4,413,314)
                                                                ------------
                     Net deferred tax assets                    $      --
                                                                ============


     The net increase in the valuation allowance for deferred tax assets was $394,586 and $389,123 for the years ended June 30, 2006 and June 30, 2005, respectively. The increases were primarily due to net operating loss carry forwards, the realization of which was uncertain.

     For federal income tax purposes, the Company has net operating loss carry forwards at June 30, 2006 available to offset future federal taxable income, if any, of approximately $10,627,440 which expire during the fiscal year ended June 30, 2005 through the fiscal year ended June 30, 2026. In addition, the Company has research and development tax credit carry forwards of approximately $86,033 at June 30, 2006, which are available to offset federal income taxes and began to expire during the year ended June 30, 2006.

     The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

     The effects of state income taxes were insignificant for the years ended June 30, 2006 and June 30, 2005.


Note 5: Common Stock

     During the year ended June 30, 2006, six investors exercised their conversion right in accordance with the terms of the 2003 Offering. As a result, 456,740 restricted shares of common stock were issued. Additionally, pursuant to the terms of the 2005 Offering, the Company issued 3,477,000 restricted shares of common stock during the year ended June 30, 2006.

     During the year ended June 30, 2006, Mr. Evans converted the entire then outstanding $1,161,223 of principal and $114,777 of accrued interest of the Amended Evans Loan pursuant to the terms of the 2005 Offering. Accordingly, Mr. Evans received 2,552,000 shares of common stock and warrants to purchase 2,552,000 shares of common stock at an exercise price of $0.75 per share. The warrants are exercisable any time prior to the fifth anniversary from the date of grant.

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


Note 6: Stockholders' Equity

Stock Option Plan

     The Company has granted stock options to compensate key employees, consultants, and board members for past and future services. During 1999, the Company adopted a stock option plan (the "Plan"). The Plan provides for both incentive and nonqualified stock options to be granted to employees, officers, directors, and consultants. In accordance with the Plan, the Company may grant stock options to purchase up to 500,000 shares of common stock. The Plan allows incentive and nonqualified stock options to be granted with an expiration date of a maximum of five years from the date of grant. Since the inception of the Plan, the Company has made various stock option grants that have expiration dates exceeding five years from the date of grant. These stock option grants are deemed to be granted outside of the Plan.

     Subsequent to June 30, 2006, the Board adopted amendments to the Plan increasing the period of time for which stock options are exercisable from a period of five years to ten years from the date of grant and to increase the aggregate number of shares of common stock which may be issued pursuant to the Plan from 500,000 to 3,500,000. The Board is seeking approval by the Stockholders as part of the 2006 proxy statement, which will be mailed to Stockholders on or before October 17, 2006.

     A summary of stock option-related activity follows:

                                                                                Options outstanding
                                                                       ------------------------------------
                                                                                                   Weighted
                                              Shares                                               average
                                           available for               Number of                   exercise
                                              grant (1)                  shares                     price
                                              ---------                  ------                     -----

Balance at June 30, 2004                        25,000                   505,000                 $    1.96
Grants                                            --                   1,850,000                      1.16
Cancellations                                   15,000                   (15,000)                     5.00
Expiraions                                      35,000                   (35,000)                     6.07
                                            ----------                 ---------
Balance at June 30, 2005                        75,000                 2,305,000                      1.24
Grants                                            --                     435,000                      1.15
Expirations                                     40,000                   (40,000)                     3.75
                                            ----------                 ---------
Balance at June 30, 2006                       115,000                 2,700,000                      1.18
                                            ==========                 =========


(1) Consists of stock options available for grant under the Company's 1999 Stock Option Plan.

(2) Consists of stock options outstanding under the Company's 1999 Stock Option Plan and stock options outstanding that were granted outside of the 1999 Stock Option Plan.

     The following is a summary of all stock options outstanding, all of which are exercisable at June 30, 2006:

                                           Options outstanding
                        -----------------------------------------------
                                             Weighted
                                             average         Weighted
                                            remaining         average
                           Number          contractual       exercise
 Exercise price         outstanding        life (years)      price
 --------------         -----------        ------------    ------------

     $ 0.50                30,000              2.56        $    0.50
       0.55                90,000              1.75             0.55
       0.70               130,000              2.46             0.70
       1.00                 5,000              0.51             1.00
       1.05               140,000              0.37             1.05
       1.12               285,000              7.97             1.12
       1.16             1,850,000              7.96             1.16
       1.21               150,000              9.46             1.21
       6.50                15,000              1.34             6.50
      10.50                15,000              1.34            10.50
                        ---------
     $ 0.50-10.50       2,700,000              7.06             1.18
                        =========

     The aggregate intrinsic value of stock options outstanding at June 30, 2006 is $82,000.

     Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.

     As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method. Subsequent to January 1, 2006 and as of the date of this report, the Company has not made any stock option grants to employees.

     During the year ended June 30, 2006, the Company recorded stock compensation expense totaling $85,850 for the fair market value of 85,000 options granted to third-parties in exchange for services. The options were valued using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 150%, risk free interest rate of 4.46%, expected lives of five years, and a 0% dividend yield.

     During the year ended June 30, 2005, the Company recorded stock compensation expense totaling $217,500 for the fair market value of 250,000 options granted to third-parties in exchange for services. The options were valued using the Black-Scholes option pricing model with the following assumptions: Expected volatility of 120.%, risk free interest rate of 3.78%, expected lives of five years, and a 0% dividend yield.

     The weighted average fair value per share of the option grants made during the years ended June 30, 2006 and June 30, 2005 were $1.01 and $0.80, respectively.

     Warrants

     The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

     A summary of warrant-related activity follows:


                                                Number of            Weighted
                                                 warrants            average
                                               outstanding        exercise price
                                               -----------        --------------

Outstanding at June 30, 2005                    3,088,818          $   1.57
Grants                                            453,500              0.75
Expirations                                       (55,000)             5.31
                                                ---------
Outstanding at June 30, 2005                    3,487,318              1.57
Grants                                          6,456,100              0.74
                                                ---------
Outstanding at June 30, 2006                    9,943,418              1.03
                                                =========


     The following is a summary of warrants outstanding, all of which are exercisable at June 30, 2006:

                                             Weighted
                                             average         Weighted
                                            remaining         average
                           Number          contractual       exercise
 Exercise price         outstanding        life (years)      price
 --------------         -----------        ------------    ------------

  $0.55 - 0.70             494,600             4.80         $  0.61
   0.75                  7,160,000             4.93            0.75
   1.00 - 1.50           1,718,818             0.75            1.05
   3.00 - 3.50             520,000             1.34            3.27
   7.20                     30,000             1.34            7.20
   13.50                    20,000             1.34           13.50
                         ---------
  $0.55 - 13.50          9,943,418             4.00            1.03
                         =========

     During the year ended June 30, 2006, the Company recorded $355,531 as a reduction to paid-in capital for the fair value of the 427,100 warrants granted to a brokerage firm. The fair value of the warrants issued to the brokerage firm during the year ended June 30, 2006 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility ranging from 79.12% to 376.15%, risk-free interest rates ranging from 4.14% to 5.10%, expected lives of five years, and a 0% dividend yield.

     During the year ended June 30, 2005, the Company recorded $7,025 as a reduction to paid-in capital for the fair market value of 12,500 warrants granted to a brokerage firm. The fair value of the warrants issued to the brokerage firm during the year ended June 30, 2005 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility ranging from 133% to 183%, risk free interest rates ranging from 3.63% to 3.88%, expected lives of five years, and a 0% dividend yield.

     The weighted average fair value per share of the warrant grants made during the years ended June 30, 2006 and June 30, 2005 were $1.08 and $0.31, respectively.


Note 7: Operating Leases

     The Company's research and development facility is located in Ferndale, Washington under a lease that renewed on January 31, 2003 for a one-year term. The lease automatically renews thereafter for one year-terms. The lease may be terminated upon ninety days written notice. The future minimum payments under the lease extension are at the same monthly rate of approximately $2,107 per month as under the terms of the original lease.

     The Company's executive office is located in Manhasset, New York under a lease agreement that is month to month.

     The Company expects to continue to incur costs on leased properties, as the Company has extended such leases in the past or will use alternate facilities.

     Total rent expense under operating leases with third parties was $35,718 and $33,521 during the years ended June 30, 2006 and 2005, respectively.


Note 8: Liquidity

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $12,837,386 through June 30, 2006 and had negative working capital of $390,440 as of June 30, 2006. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure additional revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At June 30, 2006, the Company has accrued $903,751 related to the deferred payment of salaries and professional fees of which $711,601 is included under deferred wages and $192,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002. Pursuant to this conversion right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Deferred salaries and fees as of March 18, 2002 were $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

     Convertible Debentures and Warrants

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

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital, estimated at $0 and $101,977 for the years ended June 30, 2006 and June 30, 2005, respectively. The fair value of the warrants issued during the year ended June 30, 2005, was determined based on an option pricing model with the following assumptions: warrant lives of 10 years, risk free interest rates ranging from 4.14% to 4.30%, volatility of 120%, and a zero dividend yield. The intrinsic value of the Debentures results in a beneficial conversion feature that reduces the book value of the convertible debt to not less than zero. Accordingly, the Company recorded a discount of $0 and $158,000 during the years ended June 30, 2006 and June 30, 2005, respectively, on the convertible debt issued under the 2003 Offering. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering. As of the closing date of the 2003 Offering, the Company had raised $503,000 from the 2003 Offering.

     During the years ended June 30, 2006 and June 30, 2005, six and five investors, respectively, exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $198,000 and $100,000 at the conversion date was recognized as interest expense during the years ended June 30, 2006 and June 30, 2005, respectively.

     As of June 30, 2006, accrued interest on the Debentures was $2,182. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $198,128 and $100,061 for the years ended June 30, 2006 and June 30, 2005, respectively.. As of June 30, 2006 the carrying value of the long-term portion of the Debentures was $189, net of unamortized debt discount of $67,311.

     Common Stock and Warrants

     On January 19, 2005, the Board of Directors approved the offering (the "2005 Offering") of 2,000,000 units (the "Units") to accredited investors for a total offering price of $1,000,000. Each Unit consists of one share of common stock and a warrant to acquire common stock. On November 21, 2005, the Board of Directors approved an increase in the number of Units offered in the 2005 Offering to 6,000,000 Units, for a total offering price of $3,000,000. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75. The warrants are exercisable at any time prior to the fifth anniversary from the date of their issuance.

     During the year ended June 30, 2006, the Company raised $1,738,500 under the terms of the 2005 Offering. Accordingly, the Company issued 3,477,000 shares of common stock and warrants to purchase up to 3,477,000 shares of common stock at an exercise price of $0.75 per share.

     The 2005 Offering was terminated on June 9, 2006. As of the closing date of the 2005 Offering, the Company had raised $1,801,000 from the 2005 Offering.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company will pay the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Additionally, subsequent to the closing of the 2005 Offering, the brokerage firm and the Company agreed that the Company would issue warrants to purchase a total of 439,600 shares of common stock at $0.60 per share. The warrants may be exercised up to five years from the date of issuance, which is the date the proceeds are received under the 2005 Offering. During the years ended June 30, 2006 and June 30, 2005, the Company incurred $141,050 and $6,250, respectively, of cash fees to be paid to the brokerage firm and issued warrants to purchase 427,100 and 12,500, respectively, shares of common stock. During the year ended June 30, 2006, the Company recorded $355,531 as a reduction to paid-in capital for the fair value of the 427,100 warrant grants. The fair value of the warrants issued to the brokerage firm during the year ended June 30, 2006 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility ranging from 79.12% to 376.15%, risk-free interest rates ranging from 4.14% to 5.10%, expected lives of five years, and a 0% dividend yield.


Note 9. Subsequent Events

     In July 2006, the Board approved an option grant to a consultant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.05 per share. The option is in consideration for work the consultant is performing for the Company. The option is fully vested upon grant and is exercisable until July 13, 2011.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.


Item 8A. Controls and Procedures.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The Company's executive officers, including the Company's Chief Executive Officer, who also serves as Chief Financial Officer, and the Chief Operating Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. These executives have designed such controls to ensure that all material information related to the Company is made known to them by others within the organization. As of June 30, 2006, the Company's Chief Executive Officer and Chief Operating Officer completed an evaluation of the Company's disclosure controls and procedures and have determined that such disclosure controls and procedures are functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that require modification. There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

     None.

                                    PART III


Item 9. Directors and Executive Officers.

Directors, Executive Officers, Promoters and Control Persons

     The information regarding directors contained under the caption "Proposal
One: Election of Directors" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Executive Officers of the Company

     In addition to Murphy Evans and Henry Gemino, who also serve as directors, the following constitutes the executive officer of the Company:


                                      Positions Held and Principal
       Name            Age          Occupations During the Past 5 Years
       ----            ---          -----------------------------------

Philip L. Jones      63       Mr. Jones has served as the Chief Operating
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


Compliance with Section 16(a) of the Exchange Act

     The information regarding reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Code of Ethics

     The Company has adopted a Code of Ethics applicable to its chief executive officer, chief operating officer, chief financial officer, president and other finance leaders. A copy of the Code of Ethics may be obtained by any person without charge, upon request, by contacting the principle office of the Company.

Audit Committee

       The information contained under the caption "Board of Directors and Committees" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.


Item 10.  Executive Compensation.

     The information contained under the caption "Executive Compensation" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

     Information regarding securities authorized for issuance under equity compensation plans is hereby incorporated by reference to Item 5 of Part II of this Annual Report on Form 10-KSB, under the heading "Securities Authorized for Issuance Under Equity Compensation Plans."


Item 12. Certain Relationships and Related Transactions.

     The information contained under the caption "Certain Relationship and Related Transactions" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.


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

Exhibit 3.4 Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Company's Preliminary Proxy Statement filed with the Commission on September 13, 2006).

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

Exhibit 10.10 First Amendment to the 1999 Stock Option Plan (incorporated by reference to Appendix B to the Company's Preliminary Proxy Statement filed with the Commission on September 13,
                    2006).

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


Item 14. Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to the sections entitled "Independent Public Accountants" and "Principal Accountant Fees and Services" in the Company's Proxy Statement for the 2006 Annual Meeting of Shareholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PROFILE TECHNOLOGIES, INC.



                                          By /s/ Henry E. Gemino
                                             ---------------------------
                                             Henry E. Gemino
                                             Chief Executive Officer
                                             and Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the dates indicated:


Signature                                   Title                      Date
---------                                   -----                      ----

/s/Charles Christenson                      Director         September 28, 2006
----------------------
Charles Christenson

/s/Murphy Evans                             Director         September 28, 2006
---------------
Murphy Evans

/s/Henry E. Gemino                          Director          September 28, 2006
------------------
Henry E. Gemino

/s/William A. Krivsky                       Director          September 28, 2006
---------------------
William A. Krivsky

                                  Exhibit Index


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

Exhibit 3.4 Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Company's Preliminary Proxy Statement filed with the Commission on September 13, 2006).

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

Exhibit No.                Description of Exhibit
-----------                ----------------------

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

Exhibit 10.10 First Amendment to the 1999 Stock Option Plan (incorporated by reference to Appendix B to the Company's Preliminary Proxy Statement filed with the Commission on September 13,
                    2006).

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