Form 10QSB
period 2006-09-30
PROFILE TECHNOLOGIES INC
filed 2006-11-13
CIK 1014653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended September 30, 2006

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21151

PROFILE TECHNOLOGIES, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	91-1418002
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Park Avenue, Suite 201
Manhasset, New York	11030
(Address of principal executive offices)	(Zip Code)

(516) 365-1909
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Check whether the issuer; (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ X ]      No[   ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,577,278 shares of common stock as of November 1, 2006.

Transitional Small Business Disclosure Format (check one): YES[ X ]   NO [   ]

TABLE OF CONTENTS

Description                                                                                                                                                Page Number

PROFILE TECHNOLOGIES, INC.
Balance Sheet
(unaudited)

September 30, 2006

Assets

Current assets:
Cash	$ 638,188
Prepaid expenses and other current assets	12,762

Total current assets	650,950

Equipment, net of accumulated depreciation of $545,803	13,867
Deferred financing fees	770
Other assets	1,550

Total assets	$ 667,137

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$ 152,319
Notes payable to stockholders	57,500
Current portion of convertible debt	107,500
Deferred wages	724,020
Accrued professional fees	198,150
Accrued interest	2,205
Other accrued expenses	12,644

Total current liabilities	1,254,338

Long-term convertible debt, net of unamortized discount of $67,187	313

Stockholders' deficit:
Common stock, $0.001 par value. Authorized 25,000,000
shares; issued and outstanding 12,456,445 shares	12,456
Additional paid-in capital	12,541,321
Accumulated deficit	(13,141,291)

Total stockholders' deficit	(587,514)

Commitments, contingencies and subsequent events

Total liabilities and stockholders' deficit	$ 667,137

See accompanying notes to financial statements.

PROFILE TECHNOLOGIES, INC.
Statements of Operations
(unaudited)

	For the three months ended September 30,
	2006	2005
Revenue	$ —	$ —

Cost of revenues	—	—

Gross profit	—	—

Operating expenses:
Research and development	189,489	57,100
General and administrative	111,351	160,306

Total operating expenses	300,840	217,406

Loss from operations	(300,840)	(217,406)

Interest expense	3,065	194,657

Net loss	$ (303,905)	$ (412,063)

Basic and diluted net loss per share	$ (0.02)	$ (0.06)

Weighted average shares outstanding used to
calculate basic and diluted net loss per share	12,456,445	7,254,048

See accompanying notes to financial statements.

PROFILE TECHNOLOGIES, INC.
Statements of Cash Flows
(unaudited)

	For the three months ended September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$ (303,905)	$ (412,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,763	1,299
Accreted discount on convertible debt	124	24
Amortization of convertible debt discount included in interest expense	—	169,961
Accrued interest on convertible debt converted to equity	—	370
Amortization of debt issuance costs	70	10,310
Equity issued for services	89,000	68,178
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(40)	(3,613)
Accounts payable	(19,734)	(1,233)
Deferred wages	12,419	22,584
Accrued professional fees	6,000	6,000
Accrued interest	23	6,955
Other accrued expenses	—	(6,250)

Net cash used in operating activities	(214,280)	(137,478)

Cash flows from financing activies:
Common stock issuance costs	—	(119,828)
Allocated proceeds from issuance of common stock	—	190,595
Allocated proceeds from issuance of warrants attached to issuance of common stock	—	357,905

Net cash provided by financing activities	—	428,672

Increase (decrease) in cash	(214,280)	291,194

Cash at beginning of period	852,468	27,045

Cash at end of period	$ 638,188	$ 318,239

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 2,182	$ 5,024
Convertible debt and related accrued interest converted into 360,740 shares of
common stock during the three months ended September 30, 2005	$ —	$ 180,370

See accompanying notes to financial statements.

PROFILE TECHNOLOGIES, INC.

September 30, 2006

Notes to Financial Statements (Unaudited)

1.      Description of Business

     Profile Technologies, Inc. (the “Company”), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of inspecting pipelines for corrosion and is in the final stages of researching and developing a patented, non-destructive and non-invasive, high speed scanning process, using electro magnetic waves to remotely inspect buried, encased and insulated pipelines for corrosion.

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

     The financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended June 30, 2006. The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

3.     Liquidity

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $13,141,291 through September 30, 2006, and had negative working capital of $603,388 as of September 30, 2006. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Research and Development

     Research and development costs are expensed when incurred. During the three months ended September 30, 2006 and 2005, the Company incurred $189,489 and $57,100, respectively, on research and development activities.

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

     Vendor Concentration

     The Company relies on the expertise of a scientist to facilitate the development and testing of the Company’s hardware and software. The scientist is also instrumental in interpreting the data captured during the testing of the hardware and software. The loss of the specialized knowledge provided by this scientist could have an adverse effect on the ability of the Company to reach marketability of its hardware and software. During the three months ended September 30, 2006, the Company incurred cash fees payable to the scientist of approximately $55,400, representing approximately 29% of research and development expenses for the three months ended September 30, 2006. During the three months ended September 30, 2005, the Company incurred cash fees payable to the scientist of approximately $26,500, representing approximately 46% of research and development expenses for the three months ended September 30, 2005. As of September 30, 2006, the Company owed the scientist approximately $73,500, which is included in accounts payable at September 30, 2006.

     The Company also relies on the computer modeling skills of a consultant to compile and interpret the data captured during the testing of the hardware and software. The loss of the know-how of this consultant could have an adverse effect on the ability of the Company to reach marketability of its hardware and software. During the three months ended September 30, 2006, the Company incurred cash fees payable to the consultant of approximately $31,000, which is included in research and development expenses for the three months ended September 30, 2006.

     As partial compensation for services rendered, during the three months ended September 30, 2006, the Company granted the consultant a stock option to purchase 100,000 shares of common stock at an exercise price of $1.05 per share, expiring July 12, 2011. The 100,000 options had a fair value at the date of grant of $89,000, which is included in research and development expenses in the Company’s Statements of Operations for the three months ended September 30, 2006.

     Total cash and stock compensation expense incurred for settlement of services rendered by the consultant totaled $120,000 or approximately 63% of research and development expense for the three months ended September 30, 2006.

     The Company did not incur any fees payable to the consultant during the three months ended September 30, 2005. As of September 30, 2006, the Company owed the consultant approximately $5,700, which is included in accounts payable at September 30, 2006.

5.     Stock Based Compensation

     Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company’s stock at the date of grant.

     As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Such value is recognized as expense over the service period. To date, all stock option grants have been fully vested upon grant.

     The Company did not grant any stock options to employees during the three months ended September 30, 2005 so net loss as reported is the same as the Company’s pro forma net loss as determined in accordance with SFAS No. 123(R). Therefore, no reconciliation in accordance with SFAS No. 123(R) is required to be presented.

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

     Excluded from the computation of diluted net loss per share for the three months ended September 30, 2006, because their effect would be antidilutive, are options and warrants to acquire 12,743,418 shares of common stock with a weighted-average exercise price of $1.06 per share. Also excluded from the computation of diluted net loss per share for the three months ended September 30, 2006 are 350,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 because their effect would be antidilutive.

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

     For the three months ended September 30, 2006 and 2005, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 9 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at September 30, 2006 and 2005.

     For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

7.     Related Parties

     Notes Payable – Stockholders

     In April 2002, the Company issued a non-interest bearing bridge note payable to an officer of the Company in the amount of $7,500. The note is payable in full when the Company determines it has sufficient working capital to do so. On September 29, 2002, the officer who was owed the $7,500 died.

     The Company entered into various loan agreements with Murphy Evans, President, a director and stockholder of the Company. On March 6, 2003, the Company’s Board of Directors approved the Loan Amendment and Promissory Note (the “Amended Evans Loan”) between the Company and Murphy Evans. The Amended Evans Loan aggregated all previous debt and superseded and replaced all of the terms of the previous loans with Mr. Evans, including any conversion features. The Amended Evans Loan bore interest on the aggregate principal balance at a rate of 5% per annum, payable on June 30 and December 31 of each year, with the principal balance due and payable in full on December 31, 2003. The Amended Evans Loan was exempt from registration under Section 4(2) of the Securities Act.

     In January 2006, Mr. Evans converted the entire then outstanding principal and accrued interest on the Amended Evans Loan pursuant to the terms of the 2005 Offering as defined below.

     Interest expense related to the Amended Evans Loan was $0 and $8,734 for the three months ended September 30, 2006 and 2005, respectively.

     In September 2002, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the “Stockholder Loans”) payable to two stockholders of the Company. The terms of the Stockholder Loans provide for payment at such time as the Company determines it has sufficient working capital to repay the principal balances of the Stockholder Loans. The Stockholder Loans are convertible into 57,142 and 14,286 equity units, respectively, at any time prior to re-payment. Each equity unit is comprised of one share of the Company’s common stock, with a detachable 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. Neither stockholder has converted either Stockholder Loan into equity units.

     The following is a summary of notes payable to stockholders as of September 30, 2006:

Deceased Officer Note	$ 7,500
Stockholder Loans	50,000

Total	$ 57,500

8.      Convertible Debt

     On June 19, 2003, the Board of Directors approved the offering (the “2003 Offering”) of $1,000,000 in convertible debentures (the “Debentures”). The Debentures are convertible into that number of shares of the Company’s common stock equal to the amount of the converted indebtedness divided by $0.50 per share. The Debentures bear interest at a rate of 5% per annum, payable quarterly. Delinquent interest payments bear interest at a rate of 12% per annum. The Company is required to redeem each Debenture on the 5th anniversary of the date of the Debenture. The Company may, in its discretion, redeem any Debenture at any time prior to the mandatory redemption date of the Debenture by providing no less than 60 days’ prior written notice to the holder of the Debenture. Certain events of default will result in the Debentures being redeemable by the Company upon demand of the holder.

     Upon the purchase of, and for each $0.50 of the Debenture’s principal amount, the Company issued to each investor a warrant (the “Warrant”) to purchase one (1) share of the Company’s common stock at an exercise price of $0.75 per share. The Warrants are exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture.

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital. The intrinsic value of the Debentures results in a beneficial conversion feature, recorded as a discount against the Debentures, which reduces the book value of the convertible debt to not less than zero. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering. As of the closing date of the 2003 Offering, the Company had raised $503,000 from the 2003 Offering.

     During the three months ended September 30, 2005, four investors exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $170,000 at the conversion date was recognized as interest expense during the three months ended September 30, 2005.

     As of September 30, 2006, accrued interest on the Debentures was $2,205. The Company recorded interest expense related to the accretion of the discount on the Debentures of $124 for the three months ended September 30, 2006. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $169,985 for the three months ended September 30, 2005. As of September 30, 2006 the carrying value of the long-term portion of the Debentures was $313, net of unamortized debt discount of $67,187

9.     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company’s employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September 30, 2006, the Company has accrued $922,170 related to the deferred payment of salaries and professional fees of which $724,020 is included under deferred wages and $198,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company’s common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $922,170 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

10.     Common Stock and Warrants

     On January 19, 2005, the Board of Directors approved the offering (the “2005 Offering”) of 2,000,000 units (the “Units”) to accredited investors for a total offering price of $1,000,000. Each Unit consists of one share of common stock and a warrant to acquire common stock. On November 21, 2005, the Board of Directors approved an increase in the number of Units offered in the 2005 Offering to 6,000,000 Units, for a total offering price of $3,000,000. The purchase price of one Unit is $0.50. Each Unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $0.75. The warrants are exercisable at any time prior to the fifth anniversary from the date of their issuance.

     The 2005 Offering was terminated on June 9, 2006. As of the closing date of the 2005 Offering, the Company had raised $1,801,000 from the 2005 Offering.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company paid the brokerage firm a ten percent cash commission on all funds that the brokerage firm helped raise. During the three months ended September 30, 2005, the Company incurred $51,650 of fees that were paid in cash to the brokerage firm. The brokerage firm and the Company also agreed that the Company would issue warrants to purchase a total of 439,600 shares of common stock at an exercise price of $0.60. The warrants are exercisable for up to five years from the date of issuance, which is the date the proceeds were received under the 2005 Offering. Of the total 439,600 warrants that the brokerage firm received, 103,300 were earned during the three months ended September 30, 2005 as a result of the funds raised by the brokerage firm during that period. Accordingly, during the three months ended September 30, 2005, the Company recorded $68,178 as a reduction to paid-in capital for the fair value of the 103,300 warrants. The fair value of the warrant grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 168%, risk-free interest rate of 4.14%, expected life of five years, and a 0% dividend yield.

11.      Subsequent Events

     On October 18, 2006, a non-employee Board member exercised stock options and a warrant to purchase shares of the Company’s common stock. The following is a summary of the stock options and warrant exercised on October 18, 2006 by the non-employee Board member:

	Number of Shares of Common Stock Acquired	Exercise Price of Stock Option or Warrant
Stock Option	20,000	$ 1.05

Stock Option	10,000	$ 0.55

Stock Option	20,000	$ 0.70

Warrant	20,833	$ 1.00

On October 18, 2006 the same non-employee Board member exercised his conversion right under the terms of the Debentures (as described more fully in Note 8: Convertible Debt) and converted his $25,000 Debenture into 50,000 shares of common stock.

     Pursuant to Section 16(a) of the Exchange Act of 1934, the non-employee Board member reported his ownership of the common stock of the Company and changes to such ownership by filing a Form 4 with the SEC on October 20, 2006.

Item 2.      Management's Discussion and Analysis or Plan of Operations.

Plan of Operations

     The Company is currently focused on the buried pipe market in the United States. Accordingly, the Company redesigned and improved the hardware underlying the EMW Inspection Process, which provides a different pulse waveform specifically tailored to the buried pipe environment.

     Initial testing of the new buried-pipe inspection hardware has been completed at the Company’s Ferndale, Washington pipe test facility. This hardware has also been field tested on a natural gas pipeline in Washington and is now being tested on natural gas pipelines in Pennsylvania.

     The results of all these tests should provide the Company with critical information as to the detection capabilities of its new hardware in different “real world” conditions and accelerate the commercial deployment of the Company’s new hardware and software.

     Although several important milestones have been achieved in the testing of the Company’s new hardware and software, there can be no assurance that necessary additional field testing can be funded or that the new hardware and software can be successfully deployed on a commercial basis. Failure to do so could have a serious and material effect on the business and financial condition of the Company.

     Capital will be expended to support operations until the Company can generate sufficient cash flows from operations. In order for the Company to generate cash flows from operations, the Company must obtain revenue generating contracts. Management is currently directing the Company’s activities towards obtaining service contracts, which, if obtained, will necessitate the Company attracting, hiring, training and outfitting qualified technicians. If service contracts are obtained, it will also necessitate additional field test equipment purchases in order to provide the services. The Company expects that if revenue contracts are secured, working capital requirements will increase. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts. Additionally, the Company anticipates that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support future growth.

     The Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary within the next twelve months. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

Liquidity and Capital Resources

Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company’s employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September 30, 2006, the Company has accrued $922,170 related to the deferred payment of salaries and professional fees of which $724,020 is included under deferred wages and $198,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company’s common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $922,170 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

Convertible Debt

     On June 19, 2003, the Board of Directors approved the offering (the “2003 Offering”) of $1,000,000 in convertible debentures (the “Debentures”). The Debentures are convertible into that number of shares of the Company’s common stock equal to the amount of the converted indebtedness divided by $0.50 per share. The Debentures bear interest at a rate of 5% per annum, payable quarterly. Delinquent interest payments bear interest at a rate of 12% per annum. The Company is required to redeem each Debenture on the 5th anniversary of the date of the Debenture. The Company may, in its discretion, redeem any Debenture at any time prior to the mandatory redemption date of the Debenture by providing no less than 60 days’ prior written notice to the holder of the Debenture. Certain events of default will result in the Debentures being redeemable by the Company upon demand of the holder.

     Upon the purchase of, and for each $0.50 of the Debenture’s principal amount, the Company issued to each investor a warrant (the “Warrant”) to purchase one (1) share of the Company’s common stock at an exercise price of $0.75 per share. The Warrants are exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture.

     Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital. The intrinsic value of the Debentures results in a beneficial conversion feature, recorded as a discount against the Debentures, which reduces the book value of the convertible debt to not less than zero. The Company amortizes the discount using the effective interest method over the five-year life of the Debentures.

     During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering. As of the closing date of the 2003 Offering, the Company had raised $503,000 from the 2003 Offering.

     During the three months ended September 30, 2005, four investors exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of approximately $170,000 at the conversion date was recognized as interest expense during the three months ended September 30, 2005.

     As of September 30, 2006, accrued interest on the Debentures was $2,205. The Company recorded interest expense related to the accretion of the discount on the Debentures of $124 for the three months ended September 30, 2006. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $169,985 for the three months ended September 30, 2005. As of September 30, 2006 the carrying value of the long-term portion of the Debentures was $313, net of unamortized debt discount of $67,187.

     Other Commitments

     The Company’s other contractual obligations consist of commitments under an operating lease and repayment of loans payable to certain stockholders.

     As of September 30, 2006, the Company had outstanding loans payable to certain stockholders with principal amounts, in the aggregate, equal to $57,500. The terms of the various notes are described above under “Note 7: Related Parties: Notes Payable - Stockholders.”

     As of September 30, 2006, the Company has future minimum lease payments of approximately $8,427 under its operating lease.

Off Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements.

FORWARD-LOOKING STATEMENTS

     This Quarterly Report on Form 10-QSB contains “forward-looking statements.” These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company “believes,” “anticipates,” “expects” or words of similar import. Similarly, statements that describe the Company’s projected future results, future plans, objectives or goals or future conditions or events are also forward looking statements. Actual results are inherently difficult to predict. Any such forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company’s control.

     The forward-looking statements contained in this report are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will obtain or have access to adequate financing to continue its operations, that the Company will market and provide products and services on a timely basis, that there will be no material adverse competitive or technological change with respect to the Company’s business, demand for the Company’s products and services will significantly increase, that the Company will be able to secure additional fee-for-services or licensing contracts, that the Company’s executive officers will remain employed as such by the Company, that the Company’s forecast accurately anticipate market demand, and that there will be no material adverse change in the Company’s operations, business or governmental regulation affecting the Company or its customers. The foregoing assumptions are based on judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company’s control. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements.

Item 3.      Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company’s Chief Executive Officer and the Company’s Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. They have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act.

(b)     Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

     Stock Options

     On July 13, 2006, the Board approved an option grant to a consultant to purchase 100,000 shares of the Company’s common stock at an exercise price of $1.05 per share. The option was granted in consideration for work the consultant is performing for the Company. The option was fully vested upon grant and is exercisable until July 13, 2011. During the three months ended September 30, 2006, the Company recognized $89,000 as research and development expense for the fair value of the option grant. The fair value of the option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 160%, risk-free interest rate of 5.04%, expected life of five years, and a 0% dividend yield. These securities were issued in reliance on exemptions from registration provided by Section 4(2) of the Securities Act.

Item 3.      Defaults Upon Senior Securities.

     None.

Item 4.      Submission of Matters to a Vote of Shareholders.

     None.

Item 5.     Other Information.

     None.

Item 6.      Exhibits.

     The following exhibits are filed with or incorporated by reference into this report:

Exhibit No.           Description of Exhibit

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on October 28, 2002).

Exhibit 3.4	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Company’s Preliminary Proxy Statement filed with the Commission on September 13, 2006).

Exhibit 10.1

Service Agreement dated as of August 16, 2001 between Profile Technologies, Inc. and BP Exploration (Alaska) Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-KSB filed with the Commission on September 28, 2001).

Exhibit 10.2

Loan Agreement dated March 6, 2003, by and between the Company and Murphy Evans (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on May 15, 2003).

Exhibit 10.3

Loan Amendment and Promissory Note dated March 6, 2003, by and between the Company and Murphy Evans (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on May 20, 2003).

Exhibit 10.4

Lease Agreement dated January 26, 2001 by and between the Company and Fatum LLC. (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

Exhibit 10.5

Lease Extension dated February 26, 2003 by and between the Company and Fatum LLC. (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

Exhibit 10.6	Royalty Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 10.7	Assignment of Patent Rights (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 10.8

ConocoPhillips Alaska, Inc., Contract No. AK 990156, Amendment No. 3 dated February 1, 2003, by and between the Company and ConocoPhillips Alaska, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on May 20, 2003).

Exhibit 10.9	1999 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

Exhibit 10.10	First Amendment to the 1999 Stock Option Plan (incorporated by reference to Appendix B to the Company’s Preliminary Proxy Statement filed with the Commission on September 13, 2006).

Exhibit 14.1	Code of Ethics (incorporated by reference to Exhibit 14 to the Company’s Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company.

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Philip L. Jones, as Chief Operating Officer and Executive Vice President of the Company.

Exhibit 32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company.

Exhibit 32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Philip L. Jones, as Chief Operating Officer and Executive Vice President of the Company.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFILE TECHNOLOGIES, INC. (Registrant)

Date:   November 13, 2006

/s/ Henry E. Gemino Henry E. Gemino Chief Executive Officer and Chief Financial Officer