Form 10QSB
period 2006-12-31
PROFILE TECHNOLOGIES INC
filed 2007-02-08
CIK 1014653

------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

            |X|    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

            |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number 0-21151


                           PROFILE TECHNOLOGIES, INC.
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)


                Delaware                                  91-1418002
                --------                                  ----------
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

        2 Park Avenue, Suite 201                            11030
        ------------------------                            -----
          Manhasset, New York                             (Zip Code)
(Address of principal executive offices)

                                 (516) 365-1909
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,627,278 shares of common stock as of February 6, 2007.

Transitional Small Business Disclosure Format (check one): Yes|_| No |X|

                                TABLE OF CONTENTS

Description                                                          Page Number
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

         Balance Sheet (Unaudited) -
              At December 31, 2006.............................................3

         Statements of Operations (Unaudited) -
              Three and Six Months Ended December 31, 2006 and 2005............4

         Statements of Cash Flows (Unaudited) -
              Six Months Ended December 31, 2006 and 2005......................5

         Notes to Financial Statements (Unaudited).............................6

     Item 2.  Management's Discussion and Analysis or Plan of Operations......14

     Item 3.  Controls and Procedures.........................................17

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................18

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.....18

     Item 3.  Defaults Upon Senior Securities.................................18

     Item 4.  Submission of Matters to a Vote of Shareholders.................18

     Item 5.  Other Information...............................................19

     Item 6.  Exhibits........................................................19

SIGNATURES....................................................................22

CERTIFICATIONS


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


                           PROFILE TECHNOLOGIES, INC.
                                  Balance Sheet
                                   (unaudited)



                                                                      December 31,
                                                                          2006
                                                                      ------------
                                     Assets
Current assets:
           Cash                                                       $    502,640
           Prepaid expenses and other current assets                         9,049
                                                                      ------------

                   Total current assets                                    511,689

Equipment, net of accumulated depreciation of $547,566                      12,104
Deferred financing fees                                                        700
Other assets                                                                 1,550
                                                                      ------------

                   Total assets                                       $    526,043
                                                                      ============

                      Liabilities and Stockholders' Deficit

Current Liabilities:
           Accounts payable                                           $    140,483
           Notes payable to stockholders                                    57,500
           Current portion of convertible debt                              82,500
           Deferred wages                                                  732,054
           Accrued professional fees                                       204,150
           Accrued interest                                                  1,952
           Other accrued expenses                                           12,644
                                                                      ------------

                   Total current liabilities                             1,231,283

Long-term convertible debt, net of unamortized discount of $66,690             510

Stockholders' deficit:
           Common stock, $0.001 par value.  Authorized 25,000,000
                   shares; issued and outstanding 12,577,278 shares         12,577
           Additional paid-in capital                                   13,416,783
           Accumulated deficit                                         (14,135,110)
                                                                      ------------

                   Total stockholders' deficit                            (705,750)

Commitments, contingencies and subsequent events

                                                                      ------------
           Total liabilities and stockholders' deficit                $    526,043
                                                                      ============


                 See accompanying notes to financial statements.


                                            PROFILE TECHNOLOGIES, INC.
                                             Statements of Operations
                                                    (unaudited)


                                                        For the three months ended       For the six months ended
                                                               December 31,                    December 31,
                                                           2006            2005            2006            2005
                                                       ------------    ------------    ------------    ------------


Revenue                                                $       --      $       --      $       --      $       --

Cost of revenues                                               --              --              --              --
                                                       ------------    ------------    ------------    ------------

      Gross profit                                             --              --              --              --
                                                       ------------    ------------    ------------    ------------

Operating expenses:
      Research and development                              125,233         189,766         314,722         246,866
      General and administrative                            865,573         175,138         976,924         335,444
                                                       ------------    ------------    ------------    ------------

      Total operating expenses                              990,806         364,904       1,291,646         582,310
                                                       ------------    ------------    ------------    ------------

      Loss from operations                                 (990,806)       (364,904)     (1,291,646)       (582,310)

Interest expense                                              3,013          30,675           6,078         225,332
                                                       ------------    ------------    ------------    ------------

      Net loss                                         $   (993,819)   $   (395,579)   $ (1,297,724)   $   (807,642)
                                                       ============    ============    ============    ============

Basic and diluted net loss per share                   $      (0.08)   $      (0.05)   $      (0.10)   $      (0.10)

Weighted average shares outstanding used to
      calculate basic and diluted net loss per share     12,554,950       8,674,869      12,505,698       7,964,459



                                  See accompanying notes to financial statements.


                                                   PROFILE TECHNOLOGIES, INC.
                                                    Statements of Cash Flows
                                                           (unaudited)
                                                                                                         For the six months ended
                                                                                                                December 31,
                                                                                                            2006           2005
                                                                                                        -----------    -----------



Cash flows from operating activities:
        Net loss                                                                                        $(1,297,724)   $  (807,642)
        Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                                                   3,526          2,598
              Accreted discount on convertible debt                                                             321             57
              Amortization of convertible debt discount included in interest expense                           --          189,954
              Accrued interest on convertible debt converted to equity                                         --              370
              Accrued interest on notes payable to stockholders converted to equity                            --           30,746
              Amortization of debt issuance costs                                                               140         10,380
              Equity issued for services to consultants                                                     192,950         85,850
              Equity issued for services to employees and board of directors                                685,300           --
              Changes in operating assets and liabilities:
                   Prepaid expenses and other current assets                                                  3,673          3,400
                   Other assets                                                                                --              865
                   Accounts payable                                                                         (31,570)       (12,786)
                   Deferred wages                                                                            20,453         42,874
                   Accrued professional fees                                                                 12,000         12,000
                   Accrued interest                                                                            (230)       (17,516)
                   Other accrued expenses                                                                      --            6,550
                                                                                                        -----------    -----------

                   Net cash used in operating activities                                                   (411,161)      (452,300)

Cash flows from financing activies:
        Common stock issuance costs                                                                            --          (71,350)
        Allocated proceeds from issuance of common stock                                                       --          262,408
        Allocated proceeds from issuance of warrants attached to issuance of common stock                      --          493,092
        Proceeds from issuance of notes payable to stockholders                                                --           83,754
        Proceeds from exercise of stock options and warrants                                                 61,333           --
                                                                                                        -----------    -----------

                   Net cash provided by financing activities                                                 61,333        767,904
                                                                                                        -----------    -----------

                   Increase (decrease) in cash                                                             (349,828)       315,604

Cash at beginning of period                                                                                 852,468         27,045
                                                                                                        -----------    -----------

Cash at end of period                                                                                   $   502,640    $   342,649
                                                                                                        ===========    ===========

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                                          $     4,387    $     8,269
        Convertible debt and related accrued interest converted into 50,000 and 440,740 shares of
              common stock during the six months ended December 31, 2006 and 2005, respectively         $    25,000    $   220,370
        Notes payable to stockholder converted into 1,456,508 shares of common stock
              during the six months ended December 31, 2005                                             $      --          732,754
        Accrued interest on notes payable to stockholder converted into 61,492 shares of common stock
              during the six months ended December 31, 2005                                             $      --           30,746


                                         See accompanying notes to financial statements.

                                                                 5

                            PROFILE TECHNOLOGIES, INC
                                December 31, 2006
                    Notes to Financial Statements (Unaudited)

1.   Description of Business

     Profile Technologies, Inc. (the "Company"), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of inspecting pipelines for corrosion and has developed a patented, non-destructive and non-invasive, high speed scanning process, using electro magnetic waves to remotely inspect buried, encased and insulated pipelines for corrosion. The Company is now actively marketing its inspection services for encased and insulated pipelines; however, over the next four to six months, the Company intends to perform additional development work prior to marketing its services for direct buried pipe.


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

     The financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2006. The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

3.   Liquidity

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $14,135,110 through December 31, 2006, and had negative working capital of $719,594 as of December 31, 2006. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Research and Development

     Research and development costs are expensed when incurred. During the three months ended December 31, 2006 and 2005, the Company incurred $125,233 and $189,766 on research and development activities. During the six months ended December 31, 2006 and 2005, the Company incurred $314,722 and $246,866 on research and development activities.

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

Recently Issued Accounting Standards Not Yet Adopted

     In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for financial statements as of January 1, 2007. The Company has not yet determined the impact of applying FIN 48.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying SFAS No. 157.

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect any material impact from applying SAB 108.

     Vendor Concentration

     Consultant Scientist Fees

     The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the testing of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the three and six months ended December 31, 2006, the Company incurred cash fees payable to the scientists of $45,695 and $131,989, which are included in research and development expense in the Company's Statements of Operations. During the three and six months ended December 31, 2005, the Company incurred cash fees payable to the scientists of $74,042 and $100,538, which are included in research and development expense in the Company's Statements of Operations.

     As partial compensation for services rendered, on November 13, 2006, the Company granted the scientists stock options to purchase a total of 100,000 shares of common stock at an exercise price of $0.86 per share, expiring November 12, 2016. The 100,000 stock options had a fair value at the date of grant of $77,000, which is included in research and development expense in the Company's Statements of Operations for the three and six months ended December 31, 2006.

     As partial compensation for services rendered, on July 13, 2006, the Company granted one of the scientists a stock option to purchase 100,000 shares of common stock at an exercise price of $1.05 per share, expiring July 12, 2011. The 100,000 stock options had a fair value at the date of grant of $89,000, which is included in research and development expenses in the Company's Statements of Operations for the three and six months ended December 31, 2006.

     As partial compensation for services rendered, on December 12, 2005, the Company granted one of the scientists a stock option to purchase 50,000 shares of common stock at an exercise price of $1.12 per share, expiring December 12, 2010. The 50,000 stock options had a fair value at the date of grant of $50,500, which is included in research and development expense in the Company's Statements of Operations for the three and six months ended December 31, 2005.

     Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $122,695 and $297,989 , or approximately 98% and 95%, of research and development expense for the three and six months ended December 31, 2006.

     Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $124,542 and $151,038, or approximately 66% and 61%, of research and development expense for the three and six months ended December 31, 2005.

     As of December 31, 2006, the Company owed the scientists a total of $69,693, which is included in accounts payable at December 31, 2006.

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

     The application of SFAS 123(R) had the following effect on net loss as reported:

                                                         Three Months Ended           Six Months Ended
                                                            December 31,                 December 31,
                                                        2006           2005          2006            2005
                                                    -----------    -----------   -----------     -----------
Net loss:
     As reported                                    $ (993,819)    $ (395,579)   $(1,297,724)    $  (807,642)
     Plus: stock-based employee compensation
     expense included in reported net loss                --(1)          --             --(1)           --

     Less: stock based compensation expense
     determined under fair value based method
     for all employee awards                              --(1)      (352,000)          --(1)       (352,000)
                                                    -----------    -----------   -----------     -----------
             Net loss                               $ (993,819)    $ (747,579)   $(1,297,724)    $(1,159,642)
                                                    ===========    ===========   ===========     ===========

Net loss per share
     Basic and diluted - as reported                $    (0.08)    $    (0.05)   $     (0.10)    $     (0.10)
     Basic and diluted - pro forma                  $    (0.08)(1) $    (0.09)   $     (0.10)(1) $     (0.15)

     (1) The Company applied SFAS No. 123(R) for the three and six months ended
December 31, 2006, therefore net loss as reported and basic and diluted net loss per share as reported are the same as the Company's pro forma net loss and pro forma basic and diluted net loss per share as determined in accordance with SFAS
No. 123(R).

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

     Excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2006, because their effect would be antidilutive, are stock options and warrants to acquire 12,481,417 shares of common stock with a weighted-average exercise price of $0.99 per share. Also excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2006 are 300,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 because their effect would be antidilutive.

     Excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2005, because their effect would be antidilutive, are stock options and warrants to acquire 9,343,018 shares of common stock with a weighted-average exercise price of $1.16 per share. Also excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2005 are 366,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 because their effect would be antidilutive.

     For the three and six months ended December 31, 2006 and 2005, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 9 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at December 31, 2006 and 2005.

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

     Interest expense related to the Amended Evans Loan was $7,136 and $15,870 for the three and six months ended December 31, 2005.

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

     The following is a summary of notes payable to stockholders as of December 31, 2006:

                        Deceased Officer Note   $ 7,500
                        Stockholder Loans        50,000
                                                -------

                                       Total    $57,500
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

     During the three and six months ended December 31, 2006, one investor exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. The discount related to this Debenture was previously expensed as interest expense during the quarter ended June 30, 2004 when the Company was deemed to be in default with respect to the interest payment terms.

     During the three and six months ended December 31, 2005, one and five investors, respectively, exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $19,993 and $189,954 at the conversion date was recognized as interest expense during the three and six months ended December 31, 2005.

     As of December 31, 2006, accrued interest on the Debentures was $1,952. The Company recorded interest expense related to the accretion of the discount on the Debentures of $197 and $321 for the three and six months ended December 31, 2006. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $20,026 and $190,011 for the three and six months ended December 31, 2005. As of December 31, 2006 the carrying value of the long-term portion of the Debentures was $510, net of unamortized debt discount of $66,990.

9.   Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2006, the Company has accrued $936,204 related to the deferred payment of salaries and professional fees of which $732,054 is included under deferred wages and $204,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $936,204 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company paid the brokerage firm a ten percent cash commission on all funds that the brokerage firm helped raise. During the three and six months ended September 30, 2005, the Company incurred $19,700 and $71,350 of fees that were paid in cash to the brokerage firm. The brokerage firm and the Company also agreed that the Company would issue warrants to purchase a total of 439,600 shares of common stock at an exercise price of $0.60. The warrants are exercisable for up to five years from the date of issuance, which is the date the proceeds were received under the 2005 Offering. Of the total 439,600 warrants that the brokerage firm received, 39,400 were earned during the three months ended December 31, 2005 as a result of the funds raised by the brokerage firm during that period. Accordingly, during the three months ended December 31, 2005, the Company recorded $39,006 as a reduction to paid-in capital for the fair value of the 39,400 warrants. The fair value of the warrant grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 376.16%, risk-free interest rate of 4.14%, expected lives of five years, and a 0% dividend yield.

     Of the total 439,600 warrants that the brokerage firm received, 142,700 were earned during the six months ended December 31, 2005 as a result of the funds raised by the brokerage firm during that period. Accordingly, during the six months ended December 31, 2005, the Company recorded $107,184 as a reduction to paid-in capital for the fair value of the 142,700 warrants. The fair value of the warrants issued to the brokerage firm during the six months ended December 31, 2005 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility ranging from 353.30% to 376.15%, risk-free interest rates ranging from 4.14% to 4.35%, expected lives of five years, and a 0% dividend yield.

11.  Stock Options and Warrants

     Stock Options

     Stock Option Grants

     On November 13, 2006, the Board approved the issuance of stock options exercisable for a total of 575,000 shares of common stock pursuant to the 1999 Stock Option Plan to certain directors, officers, employees and four consultants of the Company. The stock options are fully vested upon grant and are exercisable until November 12, 2016. The exercise price of the stock options granted to insiders owning or controlling more than ten percent of the Company's common stock was $0.95, which is ten percent over the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, November 13, 2006. The exercise price of the stock options granted to non-insiders was $0.86. On November 13, 2006, the date of grant, the Company recognized $77,000 as research and development expense related to the fair value of 100,000 of the stock options and $365,750 as general and administrative expense related to the fair value of 475,000 of the stock options. The fair value of the stock option grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 142%, risk-free interest rate of 4.60%, expected lives of five years, and a 0% dividend yield.

     On July 13, 2006, the Board approved an option grant to a consultant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.05 per share. The option was granted in consideration for work the consultant is performing for the Company and was not granted pursuant to the 1999 Stock Option Plan. The option was fully vested upon grant and is exercisable until July 13, 2011. The Company recognized $89,000, at the time of grant, as research and development expense for the fair value of the option grant. The fair value of the option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 160%, risk-free interest rate of 5.04%, expected life of five years, and a 0% dividend yield.

     Stock Option Cancellations

     On November 13, 2006, the Board cancelled 30,000 stock options that were originally granted on December 9, 2002 with an exercise price of $0.55 per share.

     Stock Option Exercises

     On October 18, 2006, a non-employee Board member exercised stock options to purchase shares of the Company's common stock. The following is a summary of the stock options exercised on October 18, 2006 by the non-employee Board member:

                    Number of Shares of     Exercise Price of Stock
                   Common Stock Acquired            Option
                   ---------------------    -----------------------
Stock Option               20,000                    $1.05
Stock Option               10,000                    $0.55
Stock Option               20,000                    $0.70

     A summary of stock option-related activity follows:

                                                          Options outstanding
                                                         ----------------------
                                                                       Weighted
                                            Shares                      average
                                         available for   Number of     exercise
                                           grant (1)     shares (2)      price
                                          ----------     ----------     -------
Balance at June 30, 2006                     115,000      2,700,000     $  1.18
Increase in authorized stock options
   available for grant                     2,000,000
Grants                                      (575,000)       675,000        0.91
Cancellations                                 30,000        (30,000)       0.55
Exercises                                     50,000        (50,000)       0.81
Expirations                                  110,000       (110,000)       1.05
                                          ----------     ----------
Balance at December 31, 2006               1,730,000      3,185,000     $  1.14
                                          ==========     ==========

     (1) Consists of stock options available for grant under the Company's 1999 Stock Option Plan.

     (2) Consists of stock options outstanding under the Company's 1999 Stock Option Plan and stock options outstanding that were granted outside of the 1999 Stock Option Plan.

     Warrants

     Warrant Grants

     On November 13, 2006, the Board approved the issuance of warrants exercisable for a total of 450,000 shares of common stock to certain directors and officers of the Company. The warrants are fully vested upon grant and are exercisable until November 12, 2016. The exercise price of the warrants was $0.86, which is the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, November 13, 2006. During the three months ended December 31, 2006, the Company recognized $346,500 as general and administrative expense related to the fair value of the warrants. The fair value of the warrants grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 142%, risk-free interest rate of 4.60%, expected lives of five years, and a 0% dividend yield.

     Warrant Cancellations

     On November 13, 2006, the Board cancelled the following warrants: 5,000 warrants at an exercise price of $0.55 per share, 150,000 warrants at an exercise price of $1.05 per share, 190,000 warrants at an exercise price of $1.125 per share, and 80,000 warrants at an exercise price of $3.00 per share.

     Warrant Exercises

     On October 18, 2006, a non-employee Board member exercised a warrant to purchase 20,833 shares of the Company's common stock at an exercise price of $1.00 per share.

     A summary of warrant-related activity follows:

                                              Number of        Weighted
                                              warrants          average
                                             outstanding    exercise price
                                             -----------    --------------
     Outstanding at June 30, 2006              9,943,418      $    0.97
     Grants                                      450,000           0.86
     Cancellations                              (425,000)          1.44
     Exercises                                   (20,833)          1.00
     Expirations                                (651,168)          1.00
                                             -----------
     Outstanding at December 31, 2006          9,296,417      $    0.94
                                             ===========


12.  Subsequent Events

     Subsequent to December 31, 2006, two investors exercised their conversion right, pursuant to the terms of the 2003 Offering and converted Debentures in the combined principal amount of $25,000 pursuant to the terms of the 2003 Offering. Accordingly, the Company issued 50,000 shares of common stock in accordance with the terms of the 2003 Offering.

Item 2. Management's Discussion and Analysis or Plan of Operations.

Plan of Operations

     In recent years, the Company has focused on the buried pipe market in the United States. It has redesigned and improved the hardware underlying its EMW Inspection Process. It has also performed lab and field testing of this new hardware and has developed computer models to better predict and interpret field conditions.

     The Company has filed a patent application covering the work of its consulting scientists during the last several years. It has recently received a Notice of Allowance from the patent office in this matter.

     The Company is now actively marketing a cased pipe inspection service; however, there can be no assurance that contracts for this service will be obtained. Failure to obtain such contracts could have a serious and material effect on the business and financial condition of the Company.

     The Company also continues to work on direct buried (uncased) pipe inspections. Additional work needs to be done to adjust the Company's hardware and software to account for the effects of varying soil conditions before the Company can actively market a direct buried pipe inspection service.

     While the Company has, in the past, inspected only for external corrosion, it has recently filed a patent application covering the adaptation of its technology for internal pipe inspections. However, significant design, fabrication and testing must be done before the Company will be able to offer internal pipe inspection services.

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

Liquidity and Capital Resources

     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2006, the Company has accrued $936,204 related to the deferred payment of salaries and professional fees of which $732,054 is included under deferred wages and $204,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $936,204 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

     During the three and six months ended December 31, 2006, one investor exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. The discount related to this Debenture was previously expensed as interest expense during the quarter ended June 30, 2004 when the Company was deemed to be in default with respect to the interest payment terms.

     During the three and six months ended December 31, 2005, one and five investors, respectively, exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $19,993 and $189,954 at the conversion date was recognized as interest expense during the three and six months ended December 31, 2005.

     As of December 31, 2006, accrued interest on the Debentures was $1,952. The Company recorded interest expense related to the accretion of the discount on the Debentures of $197 and $321 for the three and six months ended December 31, 2006. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $20,026 and $190,011 for the three and six months ended December 31, 2005. As of December 31, 2006 the carrying value of the long-term portion of the Debentures was $510, net of unamortized debt discount of $66,990.

     Other Commitments

     The Company's other contractual obligations consist of commitments under an operating lease and repayment of loans payable to certain stockholders.

     As of December 31, 2006, the Company had outstanding loans payable to certain stockholders with principal amounts, in the aggregate, equal to $57,500. The terms of the various notes are described above under "Note 7: Related
Parties: Notes Payable - Stockholders."

     The Company's research and development facility is located in Ferndale, Washington. Pursuant to an operating lease that expires on January 31, 2007, the Company leases 1,800 square feet of space from a non-affiliate at a monthly cost of approximately $2,107. In October 2006, the Company provided written notification to the landlord of the Ferndale property that it would not be renewing the operating lease in January 2007. As of December 31, 2006, the Company has future minimum lease payments of approximately $2,107, representing the last month's rent for January 2007.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. They have concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting

     No change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

     On October 18, 2006, an investor exercised their conversion right, pursuant to the terms of the 2003 Offering and converted a Debenture in the principal amount of $25,000 pursuant to the terms of the 2003 Offering. Accordingly, the Company issued 50,000 shares of common stock in accordance with the terms of the 2003 Offering.

     Stock Options

     On November 13, 2006, the Board approved the issuance of stock options exercisable for a total of 575,000 shares of common stock pursuant to the 1999 Stock Option Plan to certain directors, officers, employees and four consultants of the Company. The stock options are fully vested upon grant and are exercisable until November 12, 2016. The exercise price of the stock options granted to insiders owning or controlling more than ten percent of the Company's common stock was $0.95, which is ten percent over the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, November 13, 2006. The exercise price of the stock options granted to non-insiders was $0.86. These securities were issued in reliance on exemptions from registration provided by Section 4(2) of the Securities Act.

     Warrants

     On November 13, 2006, the Board approved the issuance of warrants exercisable for a total of 450,000 shares of common stock to certain directors and officers of the Company. The warrants are fully vested upon grant and are exercisable until November 12, 2016. The exercise price of the warrants was $0.86, which is the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, November 13, 2006. These securities were issued in reliance on exemptions from registration provided by
Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Shareholders.

     The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on November 13, 2006.

     At the Annual Meeting, 7,224,243 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

     Proposal I.

     The election of a board of directors to serve a term of one year or until their respective successors are elected and qualified.

                                    Votes For         Votes Withheld
                                    ---------         --------------

Henry E. Gemino                     7,127,352              96,891
Murphy Evans                        7,127,294              96,949
Charles Christenson                 7,109,407             114,836
William A. Krivsky                  7,137,693              86,550


     Proposal II.

     To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares from 25,000,000 to 35,000,000.

                     Votes For         Against           Abstain
                     ---------         -------           -------

                     7,034,665         188,578             1,000

     Proposal III.

     To approve amendments to the Company's 1999 Stock Plan to increase the maximum period of time for which stock options are exercisable from five years to ten years and to increase the aggregate number of shares of common stock which may be issued pursuant to the 1999 Stock Plan from 500,000 to 3,500,000.

                     Votes For         Against           Abstain       Not Voted
                     ---------         -------           -------       ---------
                     5,003,942         122,000             1,900       2,096,401

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

     Exhibit 3.4 Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company's Preliminary Proxy Statement filed with the Commission on September 13, 2006).

     Exhibit 10.1 Loan Agreement dated March 6, 2003, by and between the Company and Murphy Evans (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 15, 2002).

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

     Exhibit 10.8 First Amendment to the 1999 Stock Option Plan (incorporated by reference to Appendix B to the Company's Preliminary Proxy Statement filed with the Commission on September 13,
                    2006).

     Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

     Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Philip L. Jones, as Chief Operating Officer and Executive Vice President of the Company. *

     Exhibit 32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

     Exhibit 32.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Philip L. Jones, as Chief Operating Officer and Executive Vice President of the Company. *

--------------------

*Filed herewith.

                                  EXHIBIT INDEX


     Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company.*

     Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Philip L. Jones, as Chief Operating Officer and Executive Vice President of the Company.*

     Exhibit 32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company.*

     Exhibit 32.2 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Philip L. Jones, as Chief Operating Officer and Executive Vice President of the Company.*

--------------------

*Filed herewith.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PROFILE TECHNOLOGIES, INC.
                                             (Registrant)



Date: February 8, 2007                       /s/ Henry E. Gemino
                                             -----------------------------------
                                             Henry E. Gemino
                                             Chief Executive Officer and
                                             Chief Financial Officer