Form 10QSB
period 2007-03-31
PROFILE TECHNOLOGIES INC
filed 2007-05-09
CIK 1014653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-29196

PROFILE TECHNOLOGIES, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	91-1418002
(State or other jurisdiction of	(I.R.S. Employer
Incorporation or organization)	Identification No.)

2 Park Avenue, Suite 201	11030
Manhasset, New York	(Zip Code)
(Address of principal executive offices)

(516) 365-1909
(Issuer’s Telephone Number, Including Area Code)

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

        State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 12,727,278 shares of common stock as of May 4, 2007.

        Transitional Small Business Disclosure Format (check one): Yes [    ] No [ X ]

TABLE OF CONTENTS

Description	Page Number
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Balance Sheet (Unaudited) -
At March 31, 2007	3

Statements of Operations (Unaudited) -
Three and Nine Months Ended March 31, 2007 and 2006	4

Statements of Cash Flows (Unaudited) -
Nine Months Ended March 31, 2007 and 2006	5

Notes to Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis or Plan of Operations	15

Item 3. Controls and Procedures	17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Submission of Matters to a Vote of Shareholders	18

Item 5. Other Information	18

Item 6. Exhibits	18

SIGNATURES	21

CERTIFICATIONS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PROFILE TECHNOLOGIES, INC.
Balance Sheet
(unaudited)

Assets

March 31, 2007
Current assets:
Cash and cash equivalents	$ 321,192
Prepaid expenses and other current assets	13,494

Total current assets	334,686

Equipment, net of accumulated depreciation of $548,312	11,358
Deferred financing fees	360
Other assets	3,184

Total assets	$ 349,588

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable	$ 148,521
Notes payable to stockholders	57,500
Current portion of convertible debt	65,000
Deferred wages	736,210
Accrued professional fees	207,150
Accrued interest	1,594
Other accrued expenses	12,644

Total current liabilities	1,228,619

Long-term convertible debt, net of unamortized discount of $59,386	614

Stockholders' deficit:
Common stock, $0.001 par value. Authorized 25,000,000
shares; issued and outstanding 12,627,278 shares	12,627
Additional paid-in capital	13,441,733
Accumulated deficit	(14,334,005)

Total stockholders' deficit	(879,645)

Commitments, contingencies and subsequent events

Total liabilities and stockholders' deficit	$ 349,588

See accompanying notes to financial statements.

PROFILE TECHNOLOGIES, INC.
Statements of Operations
(unaudited)

	Three Months Ended March 31,	Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue	$ —	$ —	$ —	$ —

Cost of revenues	—	—	—	—

Gross profit	—	—	—	—

Operating expenses:

Research and development	66,575	56,852	381,297	303,718
General and administrative	124,081	158,891	1,101,005	494,335

Total operating expenses	190,656	215,743	1,482,302	798,053

Loss from operations	(190,656)	(215,743)	(1,482,302)	(798,053)

Interest expense	10,051	12,300	16,129	237,632
Interest income	1,812	—	1,812	—

Net loss	$ (198,895)	$ (228,043)	$ (1,496,619)	$ (1,035,685)

Basic and diluted net loss per share	$ (0.02)	$ (0.02)	$ (0.12)	$ (0.12)

Weighted average shares outstanding used to calculate basic and diluted net
loss per share	12,623,945	10,544,723	12,543,005	8,811,991

See accompanying notes to financial statements.

PROFILE TECHNOLOGIES, INC.
Statements of Cash Flows
(unaudited)

	Nine Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(1,496,619)	$(1,035,685)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	4,272	3,706
Accreted discount on convertible debt	560	106
Amortization of convertible debt discount
included in interest expense	7,365	197,945
Accrued interest on convertible debt converted to equity	—	370
Accrued interest on notes payable to stockholders
converted to equity	—	114,777
Amortization of debt issuance costs	480	10,450
Equity issued for services to consultants	192,950	85,850
Equity issued for services to employees and board of directors	685,300	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(772)	3,628
Other assets	(1,634)	865
Accounts payable	(23,532)	(26,905)
Deferred wages	24,609	68,510
Accrued professional fees	15,000	18,000
Accrued interest	(588)	(101,120)
Other accrued expenses	—	3,050

Net cash used in operating activities	(592,609)	(656,453)

Cash flows from financing activities:

Common stock issuance costs	—	(110,750)
Allocated proceeds from issuance of common stock	—	377,806
Allocated proceeds from issuance of warrants
attached to issuance of common stock	—	771,694
Proceeds from issuance of notes payable to stockholders	—	89,733
Proceeds from exercise of stock options and warrants	61,333	—

Net cash provided by financing activities	61,333	1,128,483

Increase (decrease) in cash	(531,276)	472,030

Cash at beginning of period	852,468	27,045

Cash at end of period	$ 321,192	$ 499,075

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 6,339	$ 10,652
Convertible debt and related accrued interest converted
into 100,000 and 456,740 shares of common stock during
the nine months ended March 31, 2007 and 2006, respectively	$ 50,000	$ 228,369
Notes payable to stockholder converted into
2,322,446 shares of common stock during the nine months
ended March 31, 2006	$ —	$ 1,161,223
Accrued interest on notes payable to stockholder
converted into 229,554 shares of common stock
during the nine months ended March 31, 2006	$ —	$ 114,777

See accompanying notes to financial statements.

PROFILE TECHNOLOGIES, INC
March 31, 2007
Notes to Financial Statements (Unaudited)

1.   Description of Business

        Profile Technologies, Inc. (the “Company”), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of inspecting pipelines for corrosion and has developed a patented, non-destructive and non-invasive, high speed scanning process, using electro magnetic waves to remotely inspect buried, encased and insulated pipelines for corrosion. The Company is now actively marketing its inspection services for encased and insulated pipelines. In order to focus its resources on securing contracts for those services, it has temporarily suspended development work on its direct buried (encased) inspection service.

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

3.   Liquidity

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $14,334,005 through March 31, 2007, and had negative working capital of $893,933 as of March 31, 2007. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.   Summary of Significant Accounting Policies

     Cash and cash equivalents

        Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

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

        The Company does not currently have any revenue generating service contracts to which this contract revenue recognition policy applies.

     Research and Development

        Research and development costs are expensed when incurred. During the three months ended March 31, 2007 and 2006, the Company incurred $66,575 and $56,852 on research and development activities. During the nine months ended March 31, 2007 and 2006, the Company incurred $381,297 and $303,718 on research and development activities.

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

     Recently Issued Accounting Standards Not Yet Adopted

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. The Company is currently evaluating the impact SFAS No. 157 will have on its Statement of Operations and Balance Sheet.

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

        In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits an instrument by instrument election to account for selected financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. The Company is currently evaluating the impact SFAS No. 159 will have on its Statement of Operations and Balance Sheet.

        Vendor Concentration

        Consultant Scientist Fees

        The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company’s hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the testing of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the three and nine months ended March 31, 2007, the Company incurred cash fees payable to the scientists of $62,003 and $193,992, which are included in research and development expense in the Company’s Statements of Operations. During the three and nine months ended March 31, 2006, the Company incurred cash fees payable to the scientists of $32,915 and $133,453, which are included in research and development expense in the Company’s Statements of Operations.

        As partial compensation for services rendered, on November 13, 2006, the Company granted the scientists stock options to purchase a total of 100,000 shares of common stock at an exercise price of $0.86 per share, expiring November 12, 2016. The 100,000 stock options had a fair value at the date of grant of $77,000, which is included in research and development expense in the Company’s Statements of Operations for the nine months ended March 31, 2007.

        As partial compensation for services rendered, on July 13, 2006, the Company granted one of the scientists a stock option to purchase 100,000 shares of common stock at an exercise price of $1.05 per share, expiring July 12, 2011. The 100,000 stock options had a fair value at the date of grant of $89,000, which is included in research and development expenses in the Company’s Statements of Operations for the nine months ended March 31, 2007.

        As partial compensation for services rendered, on December 12, 2005, the Company granted one of the scientists a stock option to purchase 50,000 shares of common stock at an exercise price of $1.12 per share, expiring December 12, 2010. The 50,000 stock options had a fair value at the date of grant of $50,500, which is included in research and development expense in the Company’s Statements of Operations for the nine months ended March 31, 2006.

        Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $62,003 and $359,992, or approximately 93% and 94%, of research and development expense for the three and nine months ended March 31, 2007.

        Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $32,915 and $183,953, or approximately 58% and 61%, of research and development expense for the three and nine months ended March 31, 2006.

        As of March 31, 2007, the Company owed the consultant scientists a total of $62,706, which is included in accounts payable at March 31, 2007.

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

         Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Such value is recognized as expense over the service period. To date, all stock option grants have been fully vested upon grant.

        Had compensation cost for the Company’s stock options been determined using the fair value method consistent with SFAS 123R for all periods presented, the Company’s net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

	Three Months Ended	Nine Months Ended
	March 31,	March 31,
	2006	2006
Net loss:
As reported	$ (228,043)	$ (1,035,685)
Plus: stock-based employee compensation
expense included in reported net loss	—	—

Less: stock based compensation expense
determined under fair value based
method for all employee awards	—	(352,000)

Net loss	$ (228,043)	$ (1,387,685)

Net loss per share
Basic and diluted – as reported	$ (0.02)	$ (0.12)
Basic and diluted – pro forma	$ (0.02)	$ (0.16)

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

        Excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2007, because their effect would be antidilutive, are stock options and warrants to acquire 12,426,417 shares of common stock with a weighted-average exercise price of $0.99 per share. Also excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2007 are 250,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 because their effect would be antidilutive.

        Excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2006, because their effect would be antidilutive, are stock options and warrants to acquire 10,204,818 shares of common stock with a weighted-average exercise price of $1.12 per share. Also excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2006 are 350,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 because their effect would be antidilutive.

        For the three and nine months ended March 31, 2007 and 2006, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 9 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at March 31, 2007 and 2006.

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

        Interest expense related to the Amended Evans Loan was $579 and $16,449 for the three and nine months ended March 31, 2006.

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

        The following is a summary of notes payable to stockholders as of March 31, 2007:

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

        During the three and nine months ended March 31, 2007, two and three investors, respectively, exercised their conversion right and converted Debentures in the combined principal amounts of $25,000 and $50,000, respectively, pursuant to the terms of the 2003 Offering. Of the principal amounts of $25,000 and $50,000 converted during the three and nine months ended March 31, 2007, $7,500 was recorded as long-term convertible debt on the balance sheet at the time of conversion. Accordingly, upon conversion, the remaining unamortized discount of $7,365 at the conversion date was recognized as interest expense and is included in interest expense for the three and nine months ended March 31, 2007. The discount related to the remaining principal amounts of $17,500 and $42,500 for the three and nine months ended March 31, 2007 was previously expensed as interest expense during the quarter ended June 30, 2004 when the Company was deemed to be in default with respect to the interest payment terms.

        During the three and nine months ended March 31, 2006, one and six investors, respectively, exercised their conversion right under the terms of the Debentures. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $7,991 and $197,945 at the conversion date was recognized as interest expense during the three and nine months ended March 31, 2006.

        As of March 31, 2007, accrued interest on the Debentures was $1,594. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $7,604 and $7,925 for the three and nine months ended March 31, 2007. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $8,039 and $198,051 for the three and nine months ended March 31, 2006. As of March 31, 2007 the carrying value of the long-term portion of the Debentures was $614, net of unamortized debt discount of $59,386.

9.   Deferred Wages and Accrued Professional Fees

        To reduce cash outflows, certain of the Company’s employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At March 31, 2007, the Company has accrued $943,360 related to the deferred payment of salaries and professional fees of which $736,210 is included under deferred wages and $207,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company’s common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $943,360 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

        The 2005 Offering was terminated on June 9, 2006. As of the closing date of the 2005 Offering, the Company had raised $1,801,000 from the 2005 Offering. Accordingly, the Company issued 3,602,000 shares of common stock and warrants to purchase up to 3,602,000 shares of common stock at an exercise price of $0.75 per share.

        The Company engaged a brokerage firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company paid the brokerage firm a ten percent cash commission on all funds that the brokerage firm helped raise. During the three and nine months ended March 31, 2006, the Company incurred $39,400 and $110,750 of fees that were paid in cash to the brokerage firm. The brokerage firm and the Company also agreed that the Company would issue warrants to purchase a total of 439,600 shares of common stock at an exercise price of $0.60. The warrants are exercisable for up to five years from the date of issuance, which is the date the proceeds were received under the 2005 Offering. Of the total 439,600 warrants that the brokerage firm received, 78,800 were earned during the three months ended March 31, 2006 as a result of the funds raised by the brokerage firm during that period. Accordingly, during the three months ended March 31, 2006, the Company recorded $100,076 as a reduction to paid-in capital for the fair value of the 78,800 warrants. The fair value of the warrants issued to the brokerage firm during the three months ended March 31, 2006 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 151.04%, risk-free interest rate of 4.82%, expected lives of five years, and a 0% dividend yield.

        Of the total 439,600 warrants that the brokerage firm received, 221,500 were earned during the nine months ended March 31, 2006 as a result of the funds raised by the brokerage firm during that period. Accordingly, during the nine months ended March 31, 2006, the Company recorded $207,260 as a reduction to paid-in capital for the fair value of the 221,500 warrants. The fair value of the warrants issued to the brokerage firm during the nine months ended March 31, 2006 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility ranging from 151.04% to 376.15%, risk-free interest rates ranging from 4.14% to 4.82%, expected lives of five years, and a 0% dividend yield.

11.   Stock Options and Warrants

        Stock Options

        Stock Option Grants

        On November 13, 2006, the Board approved the issuance of stock options exercisable for a total of 575,000 shares of common stock pursuant to the 1999 Stock Option Plan to certain directors, officers, employees and four consultants of the Company. The stock options are fully vested upon grant and are exercisable until November 12, 2016. The exercise price of the stock options granted to insiders owning or controlling more than ten percent of the Company’s common stock was $0.95, which is ten percent over the closing bid price of the Company’s common stock as quoted on the Over the Counter Bulletin Board on the grant date, November 13, 2006. The exercise price of the stock options granted to non-insiders was $0.86. On November 13, 2006, the date of grant, the Company recognized $77,000 as research and development expense related to the fair value of 100,000 of the stock options and $365,750 as general and administrative expense related to the fair value of 475,000 of the stock options. The fair value of the stock option grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 142%, risk-free interest rate of 4.60%, expected lives of five years, and a 0% dividend yield.

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

        Stock Option Exercises

        On October 18, 2006, a non-employee Board member exercised stock options to purchase shares of the Company’s common stock. The following is a summary of the stock options exercised on October 18, 2006 by the non-employee Board member:

	Number of Shares of Common Stock Acquired	Exercise Price of Stock Option
Stock Option	20,000	$ 1.05
Stock Option	10,000	$ 0.55
Stock Option	20,000	$ 0.70

     A summary of stock option-related activity follows:

		Options outstanding
	Shares available for grant (1)	Number of shares (2)	Weighted average exercise price
Outstanding at June 30, 2006	115,000	2,700,000	$ 1.18
Increase in authorized stock options
available for grant	2,000,000
Grants	(575,000)	675,000	0.91
Cancellations	30,000	(30,000)	0.55
Exercises	50,000	(50,000)	0.81
Expirations	115,000	(115,000)	1.05

Outstanding at March 31, 2007	1,735,000	3,180,000	$ 1.14

(1)	Consists of stock options available for grant under the Company’s 1999 Stock Option Plan.

(2)	Consists of stock options outstanding under the Company’s 1999 Stock Option Plan and stock options outstanding that were granted outside of the 1999 Stock Option Plan.

        Warrants

        Warrant Grants

        On November 13, 2006, the Board approved the issuance of warrants exercisable for a total of 450,000 shares of common stock to certain directors and officers of the Company. The warrants are fully vested upon grant and are exercisable until November 12, 2016. The exercise price of the warrants was $0.86, which is the closing bid price of the Company’s common stock as quoted on the Over the Counter Bulletin Board on the grant date, November 13, 2006. During the three months ended December 31, 2006, the Company recognized $346,500 as general and administrative expense related to the fair value of the warrants. The fair value of the warrants grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 142%, risk-free interest rate of 4.60%, expected lives of five years, and a 0% dividend yield.

        Warrant Cancellations

        On November 13, 2006, the Board cancelled the following warrants: 5,000 warrants at an exercise price of $0.55 per share, 150,000 warrants at an exercise price of $1.05 per share, 190,000 warrants at an exercise price of $1.125 per share, and 80,000 warrants at an exercise price of $3.00 per share.

        Warrant Exercises

        On October 18, 2006, a non-employee Board member exercised a warrant to purchase 20,833 shares of the Company’s common stock at an exercise price of $1.00 per share.

        A summary of warrant-related activity follows:

	Number of warrants outstanding	Weighted average exercise price
Outstanding at June 30, 2006	9,943,418	$ 0.97
Grants	450,000	0.86
Cancellations	(425,000)	1.44
Exercises	(20,833)	1.00
Expirations	(701,168)	1.00

Outstanding at March 31, 2007	9,246,417	$ 0.94

12.   Subsequent Events

        On April 11, 2007, the Company entered into a three-year consulting agreement (“Consulting Agreement”) with a firm (“Consultant”) to provide consulting services and assist in obtaining both short and long-term financing. As compensation, upon execution of the Consulting Agreement, the Company issued to the Consultant 100,000 restricted shares of common stock and a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. The warrant expires on April 10, 2012.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Plan of Operations

        In recent years, the Company has focused on the buried pipe market in the United States. It has redesigned and improved the hardware underlying its EMW Inspection Process. It has also performed lab and field testing of this new hardware and has developed computer models to better predict and interpret field conditions.

        On March 27, 2007, the Company was issued a patent by the United States Patent and Trademark Office. This patent provides significant patent protection for the improvements made to the Company’s EMW technology over the last three years. These improvements are now being incorporated into new hardware and software that will be deployed to the field.

        The Company is now actively marketing a cased pipe inspection service; however, there can be no assurance that contracts for this service will be obtained. Failure to obtain such contracts could have a serious and material effect on the business and financial condition of the Company.

        The Company has temporarily postponed further development work on its direct buried (uncased) pipe inspection equipment, so that, in the short term, its efforts can be focused on building field-ready test sets for cased and insulated pipe inspection and on the marketing of those services.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. They have concluded that, as of that date, the Company’s disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company’s reports filed under the Exchange Act.

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

        In January 2007, two investors exercised their conversion right, pursuant to the terms of the 2003 Offering and converted Debentures in the aggregate principal amount of $25,000 pursuant to the terms of the 2003 Offering. Accordingly, the Company issued 50,000 shares of common stock in accordance with the terms of the 2003 Offering.

Item 3. Defaults Upon Senior Securities.

        None.

Item 4. Submission of Matters to a Vote of Shareholders.

        None.

Item 5. Other Information.

        None.

Item 6. Exhibits.

        The following exhibits are filed with or incorporated by reference into this report:

Exhibit No.	Description of Exhibit

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on October 28, 2002).

Exhibit 3.4	Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Preliminary Proxy Statement filed with the Commission on September 13, 2006).

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

Exhibit 10.3

Lease Extension dated February 26, 2003 by and between the Company and Fatum LLC (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

Exhibit 10.4	Royalty Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 10.5	Assignment of Patent Rights (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 10.6	1999 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

Exhibit 10.7	First Amendment to the 1999 Stock Option Plan (incorporated by reference to Appendix B to the Company’s Preliminary Proxy Statement filed with the Commission on September 13, 2006).

Exhibit 10.8	Lease dated March 1, 2007 by and between the Company and Long Island Property Management LP. *

Exhibit 10.9	Consulting Agreement dated April 11, 2007, by and between the Company and R.F. Lafferty. *

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Philip L. Jones, as Chief Operating Officer and Executive Vice President of the Company. *

Exhibit 32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

Exhibit 32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Philip L. Jones, as Chief Operating Officer and Executive Vice President of the Company. *

_____________

* Filed herewith.

EXHIBIT INDEX

Exhibit 10.8	Lease dated March 1, 2007 by and between the Company and Long Island Property Management LP.*

Exhibit 10.9	Consulting Agreement dated April 11, 2007, by and between the Company and R.F. Lafferty. *

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company.*

Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Philip L. Jones, as Chief Operating Officer and Executive Vice President of the Company.*

Exhibit 32.1	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company.*

Exhibit 32.2	Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Philip L. Jones, as Chief Operating Officer and Executive Vice President of the Company.*

____________

* Filed herewith.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROFILE TECHNOLOGIES, INC. (Registrant)

Date:  May 9, 2007
/s/ Henry E. Gemino Henry E. Gemino Chief Executive Officer and Chief Financial Officer