Form 10KSB
period 2007-06-30
PROFILE TECHNOLOGIES INC
filed 2007-09-27
CIK 1014653

------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

              |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2007

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

     The issuer's revenues for the fiscal year ended June 30, 2007 were $0.

     The aggregate market value, based on the average bid and asked prices on NASD's OTC Bulletin Board on September 13, 2007, of the voting common stock, $0.001 par value per share, held by non-affiliates of the issuer as of September 13, 2007 was approximately $10,790,000.

     There were 13,625,150 shares of common stock, $0.001 par value per share, outstanding as of September 13, 2007.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates certain information by reference to the issuer's Definitive Proxy Statement on Form 14A for its annual meeting of stockholders to be held on November 13, 2007.

Transitional Small Business Disclosure Format. Yes |_| No |X|.

                                Table of Contents

--------------------------------------------------------------------------------

Description                                                          Page Number

--------------------------------------------------------------------------------


                                     PART I
                                     ------

ITEM 1    DESCRIPTION OF BUSINESS...........................................   1

ITEM 2    DESCRIPTION OF PROPERTY...........................................   6

ITEM 3    LEGAL PROCEEDINGS.................................................   6

ITEM 4    SUBMISSION OF MATTERS TO A VOTE
          OF SECURITY HOLDERS...............................................   6

                                     PART II
                                     -------

ITEM 5    MARKET FOR COMMON EQUITY, RELATED
          STOCKHOLDER MATTERS AND SMALL
          BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES....................   6

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION.................................................   9

ITEM 7    FINANCIAL STATEMENTS..............................................  11

ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE............................  32

ITEM 8A   CONTROLS AND PROCEDURES...........................................  32

ITEM 8B   OTHER INFORMATION.................................................  32


                                    PART III
                                    --------

ITEM 9    DIRECTORS AND EXECUTIVE OFFICERS..................................  32

ITEM 10   EXECUTIVE COMPENSATION............................................  33

ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT.............................................  33

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED
          TRANSACTIONS......................................................  34

ITEM 13   EXHIBITS..........................................................  34

ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES............................  36

SIGNATURES..................................................................  37

EXHIBIT INDEX...............................................................  38

CERTIFICATIONS

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

     During the summer of 1998, the Company completed work on its first commercial contract with ASCG Inspection, Inc., testing British Petroleum pipelines at approximately 100 road and caribou crossings located on the North Slope of Alaska. During the summer of 1999, the Company continued testing pipelines under a contract with another large multi-national oil company related to the inspection of approximately 250 below-grade pipelines. During the summer of 2000, the Company expanded its Alaska efforts by testing a total of 372 below-grade pipelines. In 2001, the Company completed the testing of approximately 441 pipelines in Alaska. In 2002 and 2003, the Company inspected 364 and 250 below-grade pipelines, respectively.

     As a result of the Company's experience in Alaska and in response to regulatory changes that occurred in 2003 and thereafter, the Company refocused its technology development efforts on addressing the inspection needs of the lower-48 markets. Over the last four years significant improvements have been made in the Company's hardware, software and testing methods.

     While additional development work remains to be done on the testing of direct buried pipe, the Company feels that it has a commercial product for the testing of both cased pipelines (e.g., road crossings and river crossings) and insulated pipelines for corrosion and other defects, such as shorts or water encroachment. The Company is now actively marketing its inspection services for encased and insulated pipelines. In order to focus its resources on securing contracts for those services, it has temporarily suspended development work on its direct buried (unencased pipe) inspection service.

     The Company has recently filed a provisional patent application to adapt its technology to the inspection of pipelines and other facilities for internal corrosion.

Industry Overview

     Refineries, chemical plants, utilities, natural gas transmission companies and the petroleum industry have millions of miles of pipeline, much of which may be exposed to harsh and severe environments subjecting such pipeline to higher incidence of corrosion. As a result of such environments these industries are continually challenged to ensure that the quality of its pipeline meets applicable standards established by relevant regulatory bodies to protect operating personnel and the environment.

     The federal Office of Pipeline Safety (OPS) is the federal safety authority for the nation's 2.3 million miles of natural gas and hazardous liquid pipelines. Each state also has one or more agencies that are responsible for the safe operation of intrastate pipeline and other facilities. Typically, all such pipelines are required to be inspected periodically for corrosion and other defects.

     The regulated companies are constantly searching for new inspection technologies to assist them in fulfilling their regulatory obligations. The alternatives for the inspection of cased pipes are currently limited.

Ultrasound, generically known as "guided wave", has been used with some limited success to inspect cased pipe. The Company feels, however, that its technology has certain advantages over competing technologies, e.g., greater distance and the ability to see multiple defects on cased pipes.

     Accordingly, the Company is, for the near future, concentrating its marketing efforts on cased pipelines.

The Company's EMW Inspection Process

     The EMW Inspection Process provides a corrosion inspection method which does not require the inspector to physically remove the pipeline's casing or insulation or otherwise dig up the pipeline to visually inspect for corrosion. In certain instances, limited access points to buried pipelines exist for reasons unrelated to corrosion inspection. As a result, corrosion inspection may be conducted at these access points. Where such access points are not already available, the EMW Inspection Process permits the inspection of pipelines with a minimal amount of disturbance to the coating or insulation on the pipeline. In addition, the EMW Inspection Process permits corrosion inspection over the entire pipeline, as opposed to other inspection methods, which only provide for spot point inspections.

     The Company has developed two basic EMW Inspection Process techniques, namely, Dual Pulse or Pulse Propagation Analyzer and Single-Pulse or Calibration Mark Z.

     For more than a year, the Company has been developing new hardware and software to permit the testing of cased pipe from a single location while, at the same time, capturing data from the pipe traveling in both directions. This new equipment has recently been tested over a three-day period at an industry pipe test facility in the northeast. The results of these tests have provided the Company with critical information as to the detection capabilities of its new hardware which should accelerate the commercial deployment of the Company's new hardware and software.

     The Company has now initiated efforts to actively market its cased pipe inspection service.

     Correlating pipeline corrosion information using the Company's technology requires a combination of state-of-the-art instrumentation plus an understanding of the physical phenomena that are being measured. Management believes that the EMW measurement and analysis are on the leading edge of inspection technology.

     The Company also believes that its technology has at least two significant competitive advantages. First, it can inspect certain pipelines that are inaccessible to other testing methods. Second, with respect to facilities that are accessible to other inspection methods, the Company's technology requires little excavation and the removal of only a small area of coating. Accordingly the Company's technology will typically have a lower cost of site preparation that results in a significant cost advantage.

     As stated above, the Company's ongoing research and development efforts will be targeted on new hardware and software for the inspection of direct buried pipelines for internal and external corrosion.

The New Test Set

     To position the Company to address the cased pipeline market, the Company redesigned and improved the hardware underlying the EMW Inspection Process. The new hardware (the "New Test Set") provides a different pulse waveform specifically tailored to the cased pipe environment. This waveform has increased low frequency energy content, which enables efficient wave propagation over greater distances.

     The New Test Set is smaller than the previous more cumbersome generation hardware used in Alaska. The New Test Set weighs less than 12 pounds, including the data acquisition digitizer and battery power supply. The New Test Set can be hand-carried and operated by a single person and no longer requires an oscilloscope or a gasoline powered AC generator which were necessary with the previous generation hardware. This portable system is designed to allow testing of both underground and above-grade, cased and insulated pipelines with one test set.

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

Regulatory Environment

     A combination of federal, state, and industry rules combine to regulate corrosion protection. The U.S. Department of Labor, operating through the Occupational Safety and Health Administration, has jurisdiction over numerous plants and facilities containing corrosion protected pipeline that, if breached, could cause serious bodily injury or death to on-site workers. The U.S. Department of Transportation (the "DOT") has jurisdiction over interstate natural gas and hazardous liquids pipelines. Counterpart state agencies have jurisdiction over intrastate natural gas and hazardous liquids pipelines. In addition, the American Petroleum Institute has promulgated a comprehensive Piping Inspection Code which requires that extensive corrosion testing be done by all members (which includes the vast majority of the petroleum and petrochemical industries). As a result of extensive regulation and testing requirements, the industry is faced with the requirement to engage in extensive testing for corrosion. In 1993, the American Petroleum Institute imposed stricter test standards for corrosion under the insulation on pipelines.

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

     On December 15, 2003, the DOT issued regulations under the Pipeline Safety Improvement Act of 2002 requiring regulated companies to gather baseline integrity data on pipelines in so-called "high consequence areas" ("HCAs") (e.g., populated areas) initially over a ten-year period and then every seven years thereafter. Based on consultations with industry representatives, the Company believes that its new buried pipe inspection hardware will provide such regulated companies with a superior tool for gathering the baseline integrity data required under the DOT regulations.

Revenues and Customers

     The Company derives revenue solely from the sale of the EMW inspection technology service. The Company relies solely upon several employees, including the Chief Executive Officer and the Chief Operating Officer to conduct the Company's sales activities.

     The Company did not have revenues during the years ended June 30, 2007 and 2006, as it was engaged solely in the redevelopment of its testing hardware and software. The testing of that hardware and software is nearing completion. The Company is continuing ongoing efforts to improve its technology.

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

     As described above, the Company has fabricated new pipe inspection hardware for the inspection of cased and insulated pipelines and is actively seeking industry cooperation and other financing sources in order to rigorously field test that hardware. In order to obtain additional revenue generating contracts, the Company intends to emphasize the unique capabilities of its cased and insulated pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. In fiscal year 2008, the Company intends to continue its marketing efforts in the pipeline and utility buried pipe inspection markets in the lower-48 states, particularly in "high consequence areas" as defined in the federal Department of Transportation's regulations. However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on natural gas utility and pipeline markets.

Patents, Intellectual Property and Licensing

     The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 2007, the Company had 11 issued U.S. patents, 3 issued foreign patents, 1 U.S. patent application pending, 4 foreign patents pending, 1 U.S. provisional patent application and 1 PCT International patent application.

     The Company's success depends in large part upon its ability to protect its process and technology under United States and international patent laws and other intellectual property laws. U.S. patents have a term of 17 years from date of issuance or, for more recently filed patent applications, 20 years from the filing of such applications, and patents in most foreign countries have a term of 20 years from the proprietary filing date of the patent application. The first U.S. patent was issued in 1990; two patents were issued in 1993; one patent was issued in 1998; two patents were issued in 2000, two patents were issued in 2001, two patents were issued in 2002; and one patent was issued in 2007.

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

Employees and Consultants

     As of June 30, 2007, the Company had four employees.

     The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the testing of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the years ended June 30, 2007 and 2006, the Company incurred cash fees payable to the scientists of $266,968 and $188,731, which are included in research and development expense in the Company's Statements of Operations.

     As partial compensation for services rendered, on November 13, 2006, the Company granted the scientists stock options to purchase a total of 100,000 shares of common stock at an exercise price of $0.86 per share, expiring November 12, 2016. The 100,000 stock options had a fair value at the date of grant of $77,000, which is included in research and development expense in the Company's Statements of Operations for the year ended June 30, 2007.

     As partial compensation for services rendered, on July 13, 2006, the Company granted one of the scientists a stock option to purchase 100,000 shares of common stock at an exercise price of $1.05 per share, expiring July 12, 2011. The 100,000 stock options had a fair value at the date of grant of $89,000, which is included in research and development expenses in the Company's Statements of Operations for the year ended June 30, 2007.

     As partial compensation for services rendered, on December 12, 2005, the Company granted one of the scientists a stock option to purchase 50,000 shares of common stock at an exercise price of $1.12 per share, expiring December 12, 2010. The 50,000 stock options had a fair value at the date of grant of $50,500, which is included in research and development expense in the Company's Statements of Operations for the year ended June 30, 2006.

     Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $432,968 and $239,231, or approximately 94% and 66%, of research and development expense for the years ended June 30, 2007.

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

     Research and development expenses for the years ended June 30, 2007 and 2006 were $458,911 and $357,709.

Item 2. Description of Property.

     The Company's corporate office is located at 2 Park Avenue, Suite 201, Manhasset, NY 11030. On March 1, 2007, the Company entered into a one year operating lease for its corporate office.

Item 3. Legal Proceedings.

     From time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is currently not a party to any legal proceedings, the adverse outcome of which, in management's opinion, individually or in the aggregate, would have a material adverse effect on the Company's results of operations or financial position.

Item 4. Submission of Matters to Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2007.

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

                                                Range of
                                               Bid Prices
                                               -----------
                                             High         Low
                                            ------      ------
           Fiscal Year 2007
                First Quarter               $1.39        $0.60
                Second Quarter              $1.35        $0.66
                Third Quarter               $1.19        $0.93
                Fourth Quarter              $1.30        $0.86

           Fiscal Year 2006
                First Quarter               $1.40        $0.70
                Second Quarter              $1.40        $0.80
                Third Quarter               $1.89        $1.00
                Fourth Quarter              $1.45        $0.70


     As of September 13, 2007, the Company had approximately 1,060 holders of record of the Company's common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of the Company's existing equity compensation plans, as of June 30, 2007.

-----------------------------------------------------------------------------------------
                                                                            Number of
                                                                            securities
                                                                            remaining
                                                                          available for
                                       Number of                         future issuance
                                    securities to be   Weighted-average    under equity
                                      issued upon      exercise price      compensation
                                      exercise of      of outstanding    plans (excluding
                                      outstanding         options,          securities
                                   options, warrants    warrants and       reflected in
                                       and rights          rights          column (a))
-----------------------------------------------------------------------------------------
                                          (a)                (b)                (c)
-----------------------------------------------------------------------------------------
    Equity compensation plans           765,000             $0.82           1,735,000
approved by security holders (1)
-----------------------------------------------------------------------------------------
  Equity compensation plans not       4,324,600(3)          $1.46              N/A
 approved by security holders(2)
-----------------------------------------------------------------------------------------
              Total                    5,089,600            $1.37           1,735,000
-----------------------------------------------------------------------------------------

(1)  Consists of grants under the Company's 1999 Stock Option Plan.

(2) Consists of grants under individual compensation arrangements approved separately by the Board of Directors and are not part of any written or formal plan under which the Company will be obligated to issue equity compensation in the future.

(3) Includes non-qualified stock options granted to officers, directors, and consultants to purchase 2,415,000 shares of common stock and warrants to purchase 1,909,600 shares of common stock.

     The stock options granted to officers, directors, and consultants were granted with an exercise price at or greater than the fair value of the Company's common stock on the date of grant as reported by the OTCBB.
     Compensatory stock options granted outside of the 1999 Stock Option Plan consists of the following: (a) 15,000 options at an exercise price of $6.50 per share, expiring on October 31, 2007, (b) 15,000 options at an exercise price of $10.50 per share, expiring on October 31, 2007, (c) 1,850,000 options at an exercise price of $1.155, of which 1,600,000 expire on February 15, 2015 and 250,000 expire on February 15, 2010, (d) 200,000 options at an exercise price of $1.12 per share, expiring on December 12, 2015, (e) 150,000 options at an exercise price of $1.21 per share, expiring on December 12, 2015, (f) 85,000 options at an exercise price of $1.12, expiring on December 12, 2010, and (g) 100,000 options at $1.05, expiring on July 12, 2011.

     Compensatory warrants consists of the following: (a) 15,000 warrants at an exercise price of $0.55 per share, expiring on December 9, 2007, (b)
     439,600 warrants at an exercise price of $0.60 per share, expiring on August 14, 2011, (c) 40,000 warrants at an exercise price of $0.70 per share, expiring on December 16, 2008, (d) 450,000 warrants at an exercise price of $0.86 per share, expiring on November 12, 2006, (e) 50,000

                                       7

     warrants at an exercise price of $1.00 per share, expiring on April 10, 2012, (f) 305,000 warrants at an exercise price of $1.125 per share, expiring on October 31, 2007, (g) 40,000 warrants at an exercise price of $1.50 per share, expiring on October 31, 2007, (h) 235,000 warrants at an exercise price of $3.00 per share, expiring on October 31, 2007, (i) 285,000 warrants at an exercise price of $3.50 per share, expiring on October 31, 2007, (j) 30,000 warrants at an exercise price of $7.20 per share, expiring on October 31, 2007, and (k) 20,000 warrants at an exercise price of $13.50 per share, expiring on October 31, 2007.

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

     During the year ended June 30, 2007, three investors exercised their conversion right under the Debentures and converted $50,000 of principal pursuant to the terms of the 2003 Offering. Accordingly, the Company issued 100,000 shares of common stock in accordance with the conversion terms of the Debentures.

     Conversion of Notes Payable to Stockholders

     During the year ended June 30, 2007, two stockholders converted a total of $50,000 of principal pursuant to the terms of the Stockholder Loan agreements. See Note 6, "Related Parties - Notes Payable - Stockholders." Accordingly, the Company issued a combined 71,428 shares of common stock to the two stockholders. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

     Warrants

     On April 11, 2007, the Company entered into a three-year consulting agreement ("Consulting Agreement") with R.F. Lafferty & Co., Inc. ("Lafferty") to provide consulting services and assist in obtaining both short and long-term financing. As compensation, upon execution of the Consulting Agreement, the Company issued to Lafferty 100,000 shares of common stock and a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. The warrant expires on April 10, 2012. The issuance of the common stock and warrant are exempt from registration pursuant to Section 4(2) of the Securities Act.

     On October 18, 2006, a non-employee Board member exercised a warrant to purchase 20,833 shares of common stock at $1.00 per share. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

     Stock Options

     Stock Option Grants

     On November 13, 2006, the Board approved the issuance of stock options exercisable for a total of 575,000 shares of common stock pursuant to the 1999 Stock Option Plan to certain directors, officers, employees and four consultants of the Company. The stock options were fully vested upon grant and are exercisable until November 12, 2016. The exercise price of the stock options granted to insiders owning or controlling more than ten percent of the Company's common stock was $0.95, which is ten percent over the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, November 13, 2006. The exercise price of the stock options granted to non-insiders was $0.86.

     On July 13, 2006, the Board approved an option grant to a consultant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.05 per share. The option was granted in consideration for work performed for the Company and was not granted pursuant to the 1999 Stock Option Plan. The option was fully vested upon grant and is exercisable until July 13, 2011.

     Stock Option Exercises

     On October 18, 2006, a non-employee Board member exercised stock options to purchase a total of 50,000 shares of the Company's common stock. The following is a summary of the stock options exercised on October 18, 2006 by the non-employee Board member:

                   Number of Shares of      Exercise Price of Stock
                  Common Stock Acquired             Option
                  ---------------------     -----------------------
Stock Option              20,000                     $1.05
Stock Option              10,000                     $0.55
Stock Option              20,000                     $0.70


Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     In recent years, the Company has focused on the buried pipe market in the United States. Through its operations, it has identified key changes to its EMW Inspection Process and has redesigned and improved the equipment hardware. It has also performed lab and field testing of this new hardware and has developed computer models to better predict and interpret field conditions.

     On March 27, 2007, the Company was issued a patent by the United States Patent and Trademark Office. This patent provides significant patent protection for the improvements made to the Company's EMW technology over the last three years. These improvements have now been incorporated into new hardware and software that will be deployed to the field. To date, two field-ready test sets are being built to utilize the latest improvements.

     In order to obtain additional revenue generating contracts, the Company intends to emphasize the unique capabilities of its cased and insulated pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. In fiscal year 2008, the Company intends to continue its marketing efforts in the refining, pipeline and utility insulated and cased pipe inspection markets in the lower-48 states. With respect to the pipeline and utility market segments, efforts will be particularly focused on "high consequence areas" as that term is defined in the federal Department of Transportation's regulations. However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on these market segments. Failure to obtain revenue generating contracts could have a serious and material effect on the business and financial condition of the Company.

     The Company has temporarily postponed further development work on its direct buried (uncased) pipe inspection equipment, so that, in the short term, its efforts can be focused on obtaining contracts for the inspection of cased and insulated pipes.

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

     The Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has raised $928,300 under its current effect private placement memorandum. However, management recognizes that in order to meet the Company's capital requirements and continue to operate, it may require additional financing, perhaps through industry-partner investment or through joint ventures or other possible arrangements within the next twelve months. The Company is evaluating alternative sources of financing to improve its cash position. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements.

Item 7. Financial Statements


                           Profile Technologies, Inc.


                                Table of Contents



                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      12

Balance Sheet as of June 30, 2007                                            13

Statements of Operations for Years Ended June 30, 2007 and 2006              14

Statements of Stockholders' Deficit for Years Ended June 30, 2007 and 2006   15

Statements of Cash Flows for Years Ended June 30, 2007 and 2006              16

Notes to Financial Statements                                                17

PETERSON SULLIVAN PLLC
--------------------------------------------------------------------------------

Certified Public Accountants                 Tel 206.382.7777 * Fax 206.382.7700
601 Union Street, Suite 2300                 http://www.pscpa.com
Seattle, Washington 98101



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors
Profile Technologies, Inc.


We have audited the accompanying balance sheet of Profile Technologies, Inc. as of June 30, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. as of June 30, 2007, and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cumulative losses and had negative working capital of $1,062,803 at June 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington
September 25, 2007


                           PROFILE TECHNOLOGIES, INC.
                                  Balance Sheet

                                                                        June 30,
                                                                          2007
                                                                      ------------
                                     Assets

Current assets:
           Cash and cash equivalents                                  $    119,585
           Prepaid expenses and other current assets                        11,372
                                                                      ------------

                   Total current assets                                    130,957

Equipment, net of accumulated depreciation of $10,170                       10,188
Deferred financing fees                                                        320
Other assets                                                                 3,184
                                                                      ------------

                   Total assets                                       $    144,649
                                                                      ============

                     Liabilities and Stockholders' Deficit

Current Liabilities:
           Accounts payable                                           $    157,225
           Notes payable to stockholders                                     7,500
           Current portion of convertible debt                              65,000
           Deferred wages                                                  739,683
           Accrued professional fees                                       210,150
           Accrued interest                                                  1,558
           Other accrued expenses                                           12,644
                                                                      ------------

                   Total current liabilities                             1,193,760

Long-term convertible debt, net of unamortized discount of $59,001             999

Stockholders' deficit:
           Common stock, $0.001 par value.  Authorized 35,000,000
                   shares; issued and outstanding 12,798,706 shares         12,799
           Additional paid-in capital                                   13,599,061
           Accumulated deficit                                         (14,661,970)
                                                                      ------------

                   Total stockholders' deficit                          (1,050,110)

Commitments, contingencies and subsequent events

                                                                      ------------
           Total liabilities and stockholders' deficit                $    144,649
                                                                      ============


                 See accompanying notes to financial statements.


                           PROFILE TECHNOLOGIES, INC.
                            Statements of Operations


                                                             For the Year Ended
                                                                  June 30,
                                                            2007            2006
                                                        ------------    ------------

Revenue                                                 $       --      $       --

Cost of revenues                                                --              --
                                                        ------------    ------------

       Gross profit                                             --              --
                                                        ------------    ------------

Operating expenses:
       Research and development                              458,911         357,709
       General and administrative                          1,350,186         633,156
                                                        ------------    ------------

       Total operating expenses                            1,809,097         990,865
                                                        ------------    ------------

       Loss from operations                               (1,809,097)       (990,865)

Interest expense                                              19,083         241,382
Interest income                                                3,596            --
                                                        ------------    ------------

       Net loss                                         $ (1,824,584)   $ (1,232,247)
                                                        ============    ============

Basic and diluted net loss per share                    $      (0.14)   $      (0.13)

Weighted average shares outstanding used to
       calculate basic and diluted net loss per share     12,596,188       9,667,742




                 See accompanying notes to financial statements.


                                              PROFILE TECHNOLOGIES, INC.
                                          Statements of Stockholders' Deficit
                                      For the Years Ended June 30, 2007 and 2006


                                                                            Common Stock             Common Stock Issuable
                                                                    ---------------------------   ----------------------------
                                                                       Shares         Amount         Shares          Amount
                                                                    ------------   ------------   ------------    ------------

Balance at June 30, 2005                                               5,925,705   $      5,926         45,000    $         45

Issuance of common stock previously reported as "issuable"                45,000             45        (45,000)            (45)
Issuance of common stock warrants and options
   for services                                                             --             --             --              --
Issuance of common stock upon conversion
   of notes payable to stockholder and accrued interest to equity      2,552,000          2,552           --              --
Issuance of common stock upon conversion
   of convertible debt to equity                                         456,740            456           --              --
Issuance of common stock warrants related to
   the 2005 Offering                                                        --             --             --              --
Issuance of common stock related to the
   2005 Offering                                                       3,132,000          3,132        345,000             345
Common stock issuance costs                                                 --             --             --              --

Net loss                                                                    --             --             --              --
                                                                    ------------   ------------   ------------    ------------

Balance at June 30, 2006                                              12,111,445   $     12,111        345,000    $        345

Issuance of common stock previously reported as "issuable"               345,000            345       (345,000)           (345)
Issuance of common stock for services                                    100,000            100           --              --
Issuance of common stock warrants and options
   for services to consultants                                              --             --             --              --
Issuance of common stock warrants and options
   for services to employees and board of directors                         --             --             --              --
Issuance of common stock upon conversion
   of notes payable to stockholders to equity                             71,428             72           --              --
Issuance of common stock upon conversion
   of convertible debt to equity                                         100,000            100           --              --
Exercise of stock options                                                 50,000             50           --              --
Exercise of warrants                                                      20,833             21           --              --

Net loss                                                                    --             --             --              --
                                                                    ------------   ------------   ------------    ------------

Balance at June 30, 2007                                              12,798,706   $     12,799           --      $       --
                                                                    ============   ============   ============    ============

Table continues below.

                                                                     Additional                        Total
                                                                       Paid-in       Accumulated    Stockholders'
                                                                       Capital         Deficit         Deficit
                                                                    ------------    ------------    ------------

Balance at June 30, 2005                                            $  9,271,137    $(11,605,139)   $ (2,328,031)

Issuance of common stock previously reported as "issuable"                  --              --              --
Issuance of common stock warrants and options
   for services                                                          441,381            --           441,381
Issuance of common stock upon conversion
   of notes payable to stockholder and accrued interest to equity      1,273,448            --         1,276,000
Issuance of common stock upon conversion
   of convertible debt to equity                                         227,913            --           228,369
Issuance of common stock warrants related to
   the 2005 Offering                                                   1,192,381            --         1,192,381
Issuance of common stock related to the
   2005 Offering                                                         542,642            --           546,119
Common stock issuance costs                                             (496,581)           --          (496,581)

Net loss                                                                    --        (1,232,247)     (1,232,247)
                                                                    ------------    ------------    ------------

Balance at June 30, 2006                                            $ 12,452,321    $(12,837,386)   $   (372,609)

Issuance of common stock previously reported as "issuable"                  --              --              --
Issuance of common stock for services                                    104,900            --           105,000
Issuance of common stock warrants and options
   for services to consultants                                           195,450            --           195,450
Issuance of common stock warrants and options
   for services to employees and board of directors                      685,300            --           685,300
Issuance of common stock upon conversion
   of notes payable to stockholders to equity                             49,928            --            50,000
Issuance of common stock upon conversion
   of convertible debt to equity                                          49,900            --            50,000
Exercise of stock options                                                 40,450            --            40,500
Exercise of warrants                                                      20,812            --            20,833

Net loss                                                                    --        (1,824,584)     (1,824,584)
                                                                    ------------    ------------    ------------

Balance at June 30, 2007                                            $ 13,599,061    $(14,661,970)   $ (1,050,110)
                                                                    ============    ============    ============


                                     See accompanying notes to financial statements.


                                                    PROFILE TECHNOLOGIES, INC.
                                                     Statements of Cash Flows

                                                                                                             For the Year Ended
                                                                                                                  June 30,
                                                                                                             2007           2006
                                                                                                         -----------    -----------

Cash flows from operating activities:
        Net loss                                                                                         $(1,824,584)   $(1,232,247)
        Adjustments to reconcile net loss to net cash used in operating activities:
              Depreciation and amortization                                                                    5,442          5,109
              Accreted discount on convertible debt                                                              945            183
              Amortization of convertible debt discount included in interest expense                           7,365        197,945
              Accrued interest on convertible debt converted to equity                                          --              370
              Accrued interest on notes payable to stockholders converted to equity                             --          114,777
              Amortization of debt issuance costs                                                                520         10,520
              Equity issued for services to consultants                                                      300,450         85,850
              Equity issued for services to employees and board of directors                                 685,300           --
              Changes in operating assets and liabilities:
                   Prepaid expenses and other current assets                                                   1,350          4,929
                   Other assets                                                                               (1,634)           865
                   Accounts payable                                                                          (14,828)       (24,312)
                   Deferred wages                                                                             28,082         72,475
                   Accrued professional fees                                                                  18,000         24,000
                   Accrued interest                                                                             (624)      (101,170)
                   Other accrued expenses                                                                       --           (7,950)
                                                                                                         -----------    -----------
                   Net cash used in operating activities                                                    (794,216)      (848,656)

Cash flows from investing activies:
        Purchase of fixed assets                                                                                --          (13,104)
                                                                                                         -----------    -----------
                   Net cash used in investing activities                                                        --          (13,104)
                                                                                                         -----------    -----------

Cash flows from financing activities:
        Common stock issuance costs                                                                             --         (141,050)
        Allocated proceeds from issuance of common stock                                                        --          546,119
        Allocated proceeds from issuance of warrants attached to issuance of common stock                       --        1,192,381
        Proceeds from issuance of notes payable to stockholders                                                 --           89,733
        Proceeds from exercise of stock options and warrants                                                  61,333           --
                                                                                                         -----------    -----------
                   Net cash provided by financing activities                                                  61,333      1,687,183
                                                                                                         -----------    -----------

                   Increase (decrease) in cash                                                              (732,883)       825,423

Cash at beginning of period                                                                                  852,468         27,045
                                                                                                         -----------    -----------

Cash at end of period                                                                                    $   119,585    $   852,468
                                                                                                         ===========    ===========

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                                           $     7,933    $    12,884
        Convertible debt and related accrued interest converted into 100,000 and 456,740 shares of
              common stock during the years ended June 30, 2007 and 2006, respectively                   $    50,000    $   228,369
        Notes payable to stockholders converted into 71,428 and 2,322,446 shares of common stock
              during the years ended June 30, 2007 and 2006, respectively                                $    50,000    $ 1,161,223
        Accrued interest on notes payable to stockholder converted into 229,554 shares of common stock
              during the year ended June 30, 2006                                                        $      --      $   114,777


                                             See accompanying notes to financial statements.

                                                                   16

Note 1: Description of Business

     Profile Technologies, Inc. (the "Company"), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of inspecting pipelines for corrosion and has developed a patented, non-destructive and non-invasive, high speed scanning process, using electro magnetic waves to remotely inspect buried, encased and insulated pipelines for corrosion. The Company is actively marketing its inspection services for encased and insulated pipelines. In order to focus its resources on securing contracts for those services, it has temporarily suspended development work on its direct buried (uncased) inspection service.

Note 2: Liquidity

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $14,661,970 through June 30, 2007, and had negative working capital of $1,062,803 as of June 30, 2007. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Summary of Significant Accounting Policies

  Cash and Cash Equivalents

     Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

  Fair Value of Financial Instruments and Concentrations of Credit Risk

     At June 30, 2007, the Company has the following financial instruments: cash, accounting payable, notes payable to stockholders, convertible short-term and long-term debt, deferred wages, accrued professional fees, and other accrued expenses. The carrying value of these instruments, other than the convertible debt, approximate fair value based on their liquidity. The fair value of the convertible debt was determined as the excess of the proceeds over the fair value of the warrants. Credit is extended to customers based on an evaluation of their financial condition. The Company does not require any collateral.

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

  Research and Development

     Research and development costs are expensed when incurred. During the years ended June 30, 2007 and 2006, the Company incurred $458,911 and $357,709 on research and development activities.

  Equipment

     Equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of three to seven years. At June 30, 2007, the Company removed the cost and related accumulated depreciation from the Company's financial statements for the equipment that was either no longer in service or deemed obsolete. Substantially all of this equipment was fully depreciated.

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

  Vendor Concentration

  Consultant Scientist Fees

     The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the testing of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the years ended June 30, 2007 and 2006, the Company incurred cash fees payable to the scientists of $266,968 and $188,731, which are included in research and development expense in the Company's Statements of Operations.

     As partial compensation for services rendered, on November 13, 2006, the Company granted the scientists stock options to purchase a total of 100,000 shares of common stock at an exercise price of $0.86 per share, expiring November 12, 2016. The 100,000 stock options had a fair value at the date of grant of $77,000, which is included in research and development expense in the Company's Statements of Operations for the year ended June 30, 2007.

     As partial compensation for services rendered, on July 13, 2006, the Company granted one of the scientists a stock option to purchase 100,000 shares of common stock at an exercise price of $1.05 per share, expiring July 12, 2011. The 100,000 stock options had a fair value at the date of grant of $89,000, which is included in research and development expenses in the Company's Statements of Operations for the year ended June 30, 2007.

     As partial compensation for services rendered, on December 12, 2005, the Company granted one of the scientists a stock option to purchase 50,000 shares of common stock at an exercise price of $1.12 per share, expiring December 12, 2010. The 50,000 stock options had a fair value at the date of grant of $50,500, which is included in research and development expense in the Company's Statements of Operations for the year ended June 30, 2006.

     Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $432,968 and $239,231, or approximately 94% and 66%, of research and development expense for the years ended June 30, 2007.

     As of June 30, 2007, the Company owed the consultant scientists a total of $83,780, which is included in accounts payable at June 30, 2007.

  Segment Reporting

     The Company has one operating segment. Expenses incurred to date are reported according to their expense category.

  Comprehensive Income (Loss)

     Comprehensive income (loss) is equal to net income (loss) for the years ended June 30, 2007 and 2006.

  Recently Issued Accounting Standards Not Yet Adopted

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. The Company does not expect the application of SFAS No. 157 to have a material effect on the Statements of Operations and Balance Sheet.

     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits an instrument by instrument election to account for selected financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted as of January 1, 2007. The Company is currently evaluating the impact SFAS No. 159 will have on the Statements of Operations and Balance Sheet.

     In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, ("EITF 07-3") which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

Note 4: Stock Based Compensation

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

     Effective January 1, 2006, the Company adopted SFAS No. 123R, Share-Based Payment ("SFAS 123R") using the modified prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. Such value is recognized as expense over the service period. To date, all stock option grants have been fully vested upon grant.

     Had compensation cost for the Company's stock options been determined using the fair value method consistent with SFAS 123R for all periods presented, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                   For the Year Ended
                                                     June 30, 2006
                                                   ------------------
Net loss:
         As reported                                  $(1,232,247)
         Plus: stock-based employee compensation
           expense included in reported net loss             --

         Less: stock based compensation expense
           determined under fair value based method
           for all employee rewards                      (352,000)
                                                      -----------
Pro forma net loss                                    $(1,584,247)
                                                      -----------

Net loss per share
         Basic and diluted - as reported              $     (0.13)
         Basic and diluted - pro forma                $     (0.16)


     The fair value of option and warrant grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made during the year ended June 30, 2006: expected volatility of 150%, risk-free interest rate of 4.46%, expected lives of five years, and a 0% dividend yield.

Note 5: Net Loss Per Share

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

     Excluded from the computation of diluted net loss per share for the year ended June 30, 2007, because their effect would be antidilutive, are options and warrants to acquire 12,067,456 shares of common stock with a weighted-average exercise price of $0.99 per share. Also excluded from the computation of diluted net loss per share for the year ended June 30, 2007 are 250,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 7 "Convertible Debt" because their effect would be antidilutive.

     Excluded from the computation of diluted net loss per share for the year ended June 30, 2006, because their effect would be antidilutive, are options and warrants to acquire 12,643,418 shares of common stock with a weighted-average exercise price of $1.06 per share. Also excluded from the computation of diluted net loss per share for the year ended June 30, 2006 are 350,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 7 "Convertible Debt" because their effect would be antidilutive.

     For the years ended June 30, 2007 and 2006, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 8 "Deferred Wages and Accrued Professional Fees" that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at June 30, 2007 and June 30, 2006.

     For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Note 6: Related Parties

  Notes Payable to Stockholders

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

     Interest expense related to the Amended Evans Loan was $16,449 for the year ended June 30, 2006.

     In September 2002, the Company entered into two non-interest bearing bridge loans in the respective principal amounts of $40,000 and $10,000 (the "Stockholder Loans") payable to two stockholders of the Company. The terms of the Stockholder Loans provide for payment at such time as the Company determined it had sufficient working capital to repay the principal balances of the Stockholder Loans. The Stockholder Loans were convertible into 57,142 and 14,286 equity units, respectively, at any time prior to re-payment. Each equity unit was comprised of one share of the Company's common stock, with a detachable 5-year warrant to purchase one additional share at an exercise price of $1.05 per share. In May 2007, the two stockholders converted their respective Stockholder Loans into a total 71,428 shares of common stock and received warrants to purchase a total of 71,428 shares of common stock at $1.05, expiring in May 2012.

  Royalty Arrangement

     In September, 1988, at the time Gale D. Burnett, a beneficial stockholder of more than 10% of the Company's common stock, first transferred certain technology, know-how and patent rights to the Company, a royalty interest of 4% of all pre-tax profits derived from the technology and know-how transferred was granted to Northwood Enterprises, Inc., a family-owned company controlled by Mr. Burnett. Northwoods Enterprises subsequently assigned such royalty interest back to Mr. Burnett. On April 8, 1996, Mr. Burnett assigned 2% of this royalty interest to certain stockholders of the Company, 1 1/4% of which was assigned to Henry Gemino, currently the Chief Executive Officer and Chief Financial Officer, and a director of the Company. This royalty arrangement also applies to all future patent rights and technology developed by Mr. Burnett and assigned to the Company. To date, no royalty payments have been made or earned under the above described arrangement.

Note 7: Convertible Debt

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

     During the year ended June 30, 2007, three investors exercised their conversion right and converted Debentures in the combined principal amount of $50,000, pursuant to the terms of the 2003 Offering. Of the $50,000 converted during the year ended June 30, 2007, $7,500 was recorded as long-term convertible debt on the balance sheet at the time of conversion. Accordingly, upon conversion, the remaining unamortized discount of $7,365 related to the long-term portion of the convertible debt at the conversion date was recognized as interest expense and is included in interest expense for the year ended June 30, 2007. The discount related to the remaining principal amount of $42,500 was previously expensed as interest expense during the quarter ended June 30, 2004 when the Company was deemed to be in default with respect to the interest payment terms.

     During the year ended June 30, 2006, six investors exercised their conversion right and converted Debentures in the combined principal amount of $220,000 and accrued interest of $8,369, pursuant to the terms of the 2003 Offering. Of the principal amount of $220,000 converted during the year ended June 30, 2006, $190,000 was recorded as long-term convertible debt on the balance sheet at the time of conversion. Accordingly, upon conversion, the remaining unamortized discount of $197,945 related to the long-term portion of the convertible debt at the conversion date was recognized as interest expense and is included in interest expense for the year ended June 30, 2006. The discount related to the remaining principal amount of $30,000 was previously expensed as interest expense during the quarter ended June 30, 2004 when the Company was deemed to be in default with respect to the interest payment terms.

     As of June 30, 2007, accrued interest on the Debentures was $1,558. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $8,310 and $198,128 for the years ended June 30, 2007 and 2006. As of June 30, 2007 the carrying value of the long-term portion of the Debentures was $999, net of unamortized debt discount of $59,001.

Note 8: Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At June 30, 2007, the Company has accrued $949,833 related to the deferred payment of salaries and professional fees of which $739,683 is included under deferred wages and $210,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $949,833 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

Note 9: Common Stock and Warrants

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

     The 2005 Offering was terminated on June 9, 2006. As of the closing date of the 2005 Offering, the Company had raised $1,801,000 from the 2005 Offering. Accordingly, the Company issued a total of 3,602,000 shares of common stock and warrants to purchase up to 3,602,000 shares of common stock at an exercise price of $0.75 per share under the 2005 Offering.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2005 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company paid the brokerage firm a ten percent cash commission on all funds that the brokerage firm helped raise. During the year ended June 30, 2006, the Company incurred $141,050 of fees that were paid in cash to the brokerage firm. The brokerage firm and the Company also agreed that the Company would issue warrants to purchase a total of 439,600 shares of common stock at an exercise price of $0.60. The warrants are exercisable for up to five years from the date of issuance, which is the date the proceeds were received under the 2005 Offering. Of the total 439,600 warrants that the brokerage firm received, 427,100 were earned during the year ended June 30, 2006 as a result of the funds raised by the brokerage firm during that period. Accordingly, during year ended June 30, 2006, the Company recorded $355,531 as a reduction to paid-in capital for the fair value of the 427,100 warrants. The fair value of the warrants issued to the brokerage firm during the year ended June 30, 2006 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility ranging from 79.12% to 376.15%, risk-free interest rates ranging from 4.14% to 5.10%, expected lives of five years, and a 0% dividend yield.

Note 10: Income Taxes

     Federal income taxes reported by the Company differ from the amount computed by applying the statutory rate due primarily to an increase in the valuation allowance for deferred tax assets.

     The tax effect of temporary differences that give rise to federal deferred tax assets are comprised of the following at June 30, 2007:

       Deferred tax assets:
            Net operating loss carryforwards                 $ 3,902,377
            Depreciation and amortization                          1,377
            Wages and professional fees                          252,232
            Stock compensation                                   747,065
            Research and development credit carry forwards        86,033
                                                             -----------
                        Gross deferred tax assets              4,989,084
       Less: valuation allowance                              (4,989,084)
                                                             -----------
                        Net deferred tax assets              $      --
                                                             ===========


     The net increase in the valuation allowance for deferred tax assets was $575,770 and $394,586 for the years ended June 30, 2007 and 2006. The increases were primarily due to an increase in net operating loss carry forwards and stock compensation, the realization of which was uncertain.

     For federal income tax purposes, the Company has net operating loss carry forwards at June 30, 2007 available to offset future federal taxable income, if any, of approximately $11,477,580 which began expiring during the fiscal year ended June 30, 2005 and may be carried forward to the fiscal year ended June 30, 2027. In addition, the Company has research and development tax credit carry forwards of approximately $86,033 at June 30, 2007, which are available to offset federal income taxes and began to expire during the year ended June 30, 2006.

     The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

     The effects of state income taxes were insignificant for the years ended June 30, 2007 and 2006.

Note 11: Common Stock

     During the year ended June 30, 2007, three investors exercised their conversion right in accordance with the terms of the 2003 Offering. As a result, the Company issued 100,000 restricted shares of common stock.

     During the year ended June 30, 2007, two stockholders converted a total of $50,000 of principal pursuant to the terms of the Stockholder Loan agreements. See Note 6, "Related Parties - Notes Payable to Stockholders." Accordingly, the Company issued a combined 71,428 shares of common stock to the two stockholders.

     On October 18, 2006, a non-employee Board member exercised a warrant to purchase 20,833 shares of common stock at $1.00 per share and exercised stock options to purchase a total of 50,000 shares of the Company's common stock at various exercise prices.

     On April 11, 2007, the Company entered into a three-year consulting agreement ("Consulting Agreement") with R.F. Lafferty & Co., Inc. ("Lafferty") to provide consulting services and assist in obtaining both short and long-term financing. As compensation, upon execution of the Consulting Agreement, the Company issued to Lafferty 100,000 shares of common stock and a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. The warrant expires on April 10, 2012.

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

     On June 21, 2007, the Company entered into a private placement offering (the "2007 Offering") of 1,300,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,170,000.

     Subsequent to June 30, 2007, the Company has raised $928,300 under the terms of the 2007 Offering. Accordingly, the Company issued 1,031,443 shares of common stock.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company will pay the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise.

Note 12: Stock Options and Warrants

1999 Stock Option Plan

     During 1999, the Company adopted a stock option plan (the "1999 Plan"). The 1999 Plan provides for both incentive and nonqualified stock options to be granted to employees, officers, directors, and consultants. The 1999 Plan originally provided for the granting of options to purchase a maximum of 500,000 shares of common stock with expiration dates of a maximum of five years from the date of grant. In November 2006, the Board of Directors amended, and the Company's stockholders approved, an increase in the maximum number of shares of common stock available for grant to 3,500,000 and an increase in the period of time for which stock options may be exercisable to ten years from the date of grant.

     Since the inception of the 1999 Plan, and prior to the amendment approved in November 2006, the Company made various stock option grants that have expiration dates exceeding five years from the date of grant. These stock option grants are deemed to be granted outside of the 1999 Plan.

     A summary of stock option-related activity follows:

                                                                       Options outstanding
                                                                     -----------------------
                                                                                    Weighted
                                                       Shares                       average
                                                    available for     Number of     exercise
                                                      grant (1)       shares (2)     price
                                                    -------------    ------------   --------
Balance at June 30, 2005                                 75,000       2,305,000     $  1.23
Grants                                                       --         435,000        1.15
Cancellations                                                --              --          --
Expirations                                              40,000         (40,000)       3.75
                                                    -------------    ------------
Balance at June 30, 2006                                115,000       2,700,000        1.18
Increase in stock options available for grant         3,000,000
Grants                                                 (575,000)        675,000        0.91
Exercises                                                50,000         (50,000)       0.81
Cancellations                                            30,000         (30,000)       0.55
Expirations                                             115,000        (115,000)       1.05
                                                    -------------    ------------
Balance at June 30, 2007                              2,735,000       3,180,000     $  1.14
                                                    =============    ============


(1)  Consists of stock options available for grant under the 1999 Plan.

(2) Consists of stock options outstanding under the 1999 Plan and stock options outstanding that were granted outside of the 1999 Plan.

                                       27

     The following is a summary of all stock options outstanding, all of which are exercisable at June 30, 2007:

                                    Options outstanding
                          -----------------------------------------
                                             Weighted
                                             average       Weighted
                                            remaining      average
                            Number         contractual     exercise
       Exercise prices    outstanding      life (years)      price
       ---------------    -----------      ------------    --------
         $  0.50               30,000          1.56        $   0.50
            0.55               50,000          0.99            0.55
            0.70              110,000          1.46            0.70
            0.86              435,000          9.38            0.86
            0.95              140,000          9.38            0.95
            1.05              100,000          4.04            1.05
            1.12              285,000          6.97            1.12
            1.16            1,850,000          6.96            1.16
            1.21              150,000          8.46            1.21
            6.50               15,000          0.34            6.50
            10.50              15,000          0.34           10.50
                         ------------
        $  0.50 - 10.50     3,180,000          6.98        $   1.14
                         ============

     The aggregate intrinsic value of stock options outstanding at June 30, 2007 is $219,900.

     Prior to January 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. As of January 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method.

     On November 13, 2006, the Board approved the issuance of stock options exercisable for a total of 575,000 shares of common stock pursuant to the 1999 Plan to certain directors, officers, employees and four consultants of the Company. The stock options were fully vested upon grant and are exercisable until November 12, 2016. The exercise price of the stock options granted to insiders owning or controlling more than ten percent of the Company's common stock was $0.95, which is ten percent over the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, November 13, 2006. The exercise price of the stock options granted to non-insiders was $0.86. On November 13, 2006, the date of grant, the Company recognized $77,000 as research and development expense related to the fair value of 100,000 of the stock options and $365,750 as general and administrative expense related to the fair value of 475,000 of the stock options. The fair value of the stock option grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 142%, risk-free interest rate of 4.60%, expected lives of five years, and a 0% dividend yield.

     On July 13, 2006, the Board approved an option grant to a consultant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.05 per share. The option was granted in consideration for consulting services and was not granted pursuant to the 1999 Plan. The option was fully vested upon grant and is exercisable until July 13, 2011. The Company recognized $89,000, at the time of grant, as research and development expense for the fair value of the option grant. The fair value of the option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 160%, risk-free interest rate of 5.04%, expected life of five years, and a 0% dividend yield.

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

     The weighted average fair value per share of the option grants made during the years ended June 30, 2007 and 2006 were $0.79 and $1.01.

     Cash received from stock options exercised during the year ended June 30, 2007 was $40,500. The Company did not receive any income tax benefits from stock options exercised during the year ended June 30, 2007 as the common stock issued was restricted and therefore not deductible for tax purposes.

     Warrants

     The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

     A summary of warrant-related activity follows:

                                              Number of       Weighted
                                              warrants        average
                                             outstanding   exercise price
                                            -------------  --------------
         Outstanding at June 30, 2005         3,487,318       $  1.40
         Grants                               6,456,100          0.74
                                            -------------
         Outstanding at June 30, 2006         9,943,418          0.97
         Grants                                 571,428          0.90
         Expirations                         (1,181,557)         1.02
         Cancellations                         (425,000)         1.44
         Exercises                              (20,833)         1.00
                                            -------------
         Outstanding at June 30, 2007         8,887,456       $  0.94
                                            =============


     The following is a summary of warrants outstanding, all of which are exercisable at June 30, 2007:

                                              Weighted
                                              average
                                             remaining          Weighted
           Exercise           Number      contractual life      average
            prices         outstanding        (years)        exercise price
        --------------     -----------    ----------------   --------------
        $  0.55 - 0.70        489,600           3.83            $  0.61
           0.75             7,160,000           3.93               0.75
           0.86               450,000           9.38               0.86
           1.00 - 1.50        297,856           2.16               1.13
           3.00 - 3.50        440,000           0.34               3.32
           7.20                30,000           0.34               7.20
           13.50               20,000           0.34              13.50
                           -----------
        $  0.55-13.50       8,887,456           3.95            $  0.94
                           ===========

     On November 13, 2006, the Board approved the issuance of warrants exercisable for a total of 450,000 shares of common stock to certain directors and officers of the Company. The warrants were fully vested upon grant and are exercisable until November 12, 2016. The exercise price of the warrants is $0.86, which was the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, November 13, 2006. On the date of grant, the Company recognized $346,500 as general and administrative expense related to the fair value of the warrants. The fair value of the warrant grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 142%, risk-free interest rate of 4.60%, expected lives of five years, and a 0% dividend yield.

     On April 11, 2007, the Company entered into a three-year consulting agreement ("Consulting Agreement") with R.F. Lafferty & Co., Inc. ("Lafferty") to provide consulting services and assist in obtaining both short and long-term financing. As compensation, upon execution of the Consulting Agreement, the Company issued to Lafferty 100,000 shares of common stock and a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. The warrant expires on April 10, 2012. On the date of grant, the Company recognized $2,500 as general and administrative expense related to the fair value of the warrants. The fair value of the warrant grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 121%, risk-free interest rate of 4.66%, expected life of three years, and a 0% dividend yield.

     In May 2007, the two stockholders converted their respective Stockholder Loans into a total 71,428 shares of common stock and received warrants to purchase a total of 71,428 shares of common stock at $1.05, expiring in May 2012. See Note 6, "Related Parties - Notes Payable to Stockholders."

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

     The weighted average fair value per share of the warrant grants made during the years ended June 30, 2007 and 2006 were $0.70 and $1.08.

     Cash received from warrants exercised during the year ended June 30, 2007 was $20,833. The Company did not receive any income tax benefits from warrants exercised during the year ended June 30, 2007 as the common stock issued was restricted and therefore not deductible for tax purposes.

Note 13: Operating Leases

     The Company's research and development facility was located in Ferndale, Washington. Pursuant to an operating lease that expired on January 31, 2007, the Company leased 1,800 square feet of space from a non-affiliate at a monthly cost of approximately $2,100. In October 2006, the Company provided written notification to the landlord of the Ferndale property that it would not be renewing the operating lease in January 2007. The Company continued to lease, on a month-to-month basis a storage facility at the Ferndale location and therefore continued to incur the monthly rental fee of approximately $2,100 through September 2007, at which time the Company vacated the premises.

     The Company's corporate office is located at 2 Park Avenue, Suite 201, Manhasset, NY 11030. On March 1, 2007, the Company entered into a one year operating lease for its corporate office. The monthly rent is $817. As of June 30, 2007, the Company has future minimum lease payments of $6,536.

     The Company expects to continue to incur costs on leased properties, as the Company has extended such leases in the past or will use alternate facilities.

     Total rent expense under operating leases with third parties was $36,342 and $35,718 during the years ended June 30, 2007 and 2006.

Note 14: Subsequent Events

     On June 21, 2007, the Company entered into a private placement offering (the "2007 Offering") of 1,300,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,170,000.

     Subsequent to June 30, 2007, the Company has raised $928,300 under the terms of the 2007 Offering. Accordingly, the Company issued 1,031,443 shares of common stock.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company will pay the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, the Company has incurred cash fees payable to the brokerage firm in the amount of $92,830.

     On July 23, 2007, a stockholder exercised a warrant to purchase 60,000 shares of common stock at $0.75 per share. Total proceeds received by the Company were $45,000.

     Subsequent to June 30, 2007, one investor exercised their conversion right, pursuant to the terms of the 2003 Offering and converted their Debenture in the principal amount of $15,000 pursuant to the terms of the 2003 Offering. Accordingly, the Company issued 30,000 shares of common stock in accordance with the terms of the 2003 Offering.

     On August 20, 2007, the Board elected Robert C. Geib as the Company's Chief Operating Officer, effective September 4, 2007. Mr. Geib's annual base salary was set by the Board at $115,000. In addition, the Board agreed to grant Mr. Geib on September 4, 2007 an option to purchase 50,000 shares of the Company's common stock, under the Company's 1999 Stock Plan, and on March 4, 2008 to grant him an additional option to purchase 50,000 shares of common stock. The exercise price of each grant shall be equal to the closing price of the common stock on the date of grant, or, if the Company's stock is not traded on the date of grant, the first day of active trading following each respective grant date. Each of the two option grants will vest 25% on the first anniversary of the grant dates, with the remainder vesting at 25% on each of the three subsequent anniversaries of the grant dates until the options are fully vested.

     On August 21, 2007, the Board nominated Richard L. Palmer to fill the vacancy on the Board created as a result of the death of Mr. William Krivsky in December 2006. The election of Mr. Palmer by the Stockholders will be included in the Company's Proxy Statement for the 2007Annual Meeting of Stockholders under the caption "Proposal One: Election of Directors," which will be filed with the Commission not later than 120 days after the end of the fiscal year ended June 30, 2007. On September 12, 2007, the Board granted Mr. Palmer an option to purchase 15,000 shares of the Company's common stock, under the Company's 1999 Stock Plan. The exercise price of the stock option is $1.50, the closing price of the common stock on the date of grant. The stock option is fully vested upon grant and expires on September 11, 2017. In addition, if Mr. Palmer is elected to the Board by the Stockholders, he will receive $1,000 per month as a compensation for his services as a Board member.


Item 8. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.

     None.

Item 8A. Controls and Procedures.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. The Company's executive officers, including the Company's Chief Executive Officer, who also serves as Chief Financial Officer, and the Chief Operating Officer, are responsible for establishing and maintaining disclosure controls and procedures for the Company. These executives have designed such controls to ensure that all material information related to the Company is made known to them by others within the organization. As of June
30, 2007, the Company's Chief Executive Officer and Chief Operating Officer completed an evaluation of the Company's disclosure controls and procedures and have determined that such disclosure controls and procedures are functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that require modification. There were no changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation that occurred during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

     None.

                                    PART III

Item 9. Directors and Executive Officers.

Directors, Executive Officers, Promoters and Control Persons

     The information regarding directors contained under the caption "Proposal
One: Election of Directors" in the Company's Proxy Statement for the 2007 Annual
Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Executive Officers of the Company

     In addition to Murphy Evans and Henry Gemino, who also serve as directors, the following constitutes the executive officers of the Company:

                                            Positions Held and Principal
           Name         Age              Occupations During the Past 5 Years
           ----         ---              -----------------------------------

     Philip L. Jones    64      Mr. Jones has served as the Chief Operating Officer and
                                Executive Vice President for the Company during the past
                                five fiscal years. Effective September 4, 2007, the Board
                                elected Robert C. Geib to serve as the Company's Chief
                                Operating Officer. Previous to his employment with the
                                Company, Mr. Jones provided energy consulting services to
                                certain utility companies for a period of one year. Prior
                                to that time, Mr. Jones held various executive positions
                                with Consolidated Natural Gas Company before retiring in
                                April 2000.

     Robert C. Geib     36      Mr.Geib was elected by the Board to serve as the Company's
                                Chief Operating Officer, effective September 4, 2007.
                                Prior to joining the Company, Mr. Geib was the Director of
                                Operations Services for the Northeast Gas Association in
                                New York, NY. From 1999 to 2005, Mr. Geib worked at
                                Southwest Gas Corporation in Las Vegas, NV as a supervisor and a distribution engineer.

                                       32

Compliance with Section 16(a) of the Exchange Act

     The information regarding reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Code of Ethics

     The Company has adopted a Code of Ethics applicable to its chief executive officer, chief operating officer, chief financial officer, president and other finance leaders. A copy of the Code of Ethics may be obtained by any person without charge, upon request, by contacting the principle office of the Company.

Audit Committee

     The information contained under the caption "Board of Directors and Committees" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Item 10. Executive Compensation.

     The information contained under the caption "Executive Compensation" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

     Information regarding securities authorized for issuance under equity compensation plans is hereby incorporated by reference to Item 5 of Part II of this Annual Report on Form 10-KSB, under the heading "Securities Authorized for Issuance Under Equity Compensation Plans."

Item 12. Certain Relationships and Related Transactions.

     The information contained under the caption "Certain Relationship and Related Transactions" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

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

     Exhibit 10.4 Royalty Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

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

     Exhibit 10.8 Lease dated March 1, 2007 by and between the Company and Long Island Property Management LP. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 9, 2007).

     Exhibit 10.9 Consulting Agreement dated April 11, 2007, by and between the Company and R.F. Lafferty. (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 9, 2007).

     Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

     Exhibit 32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

     --------------------

*Filed herewith.

Item 14. Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to the sections entitled "Independent Public Accountants" and "Principal Accountant Fees and Services" in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PROFILE TECHNOLOGIES, INC.



                                               By /s/ Henry E. Gemino
                                                  ------------------------------
                                                  Henry E. Gemino
                                                  Chief Executive Officer
                                                  and Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the dates indicated:

Signature                           Title             Date
---------                           -----             ----

/s/Charles Christenson              Director          September 27, 2007
----------------------
Charles Christenson


/s/Murphy Evans                     Director          September 27, 2007
---------------
Murphy Evans


/s/Henry E. Gemino                  Director          September 27, 2007
------------------
Henry E. Gemino


/s/Richard L. Palmer                Director          September 27, 2007
--------------------
Richard L. Palmer

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

     Exhibit 10.4 Royalty Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

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

     Exhibit 10.8 Lease dated March 1, 2007 by and between the Company and Long Island Property Management LP. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 9, 2007).

     Exhibit 10.9 Consulting Agreement dated April 11, 2007, by and between the Company and R.F. Lafferty. (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 9, 2007).

     Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

     Exhibit 32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

     --------------------

*Filed herewith.