Form 10QSB
period 2007-09-30
PROFILE TECHNOLOGIES INC
filed 2007-11-09
CIK 1014653

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

           |X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,075,371 shares of common stock as of October 29, 2007.

     Transitional Small Business Disclosure Format (check one): Yes|_| No |X|

                                TABLE OF CONTENTS

Description                                                          Page Number
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

         Balance Sheet (Unaudited) -
              At September 30, 2007........................................... 3

         Statements of Operations (Unaudited) -
              Three Months Ended September 30, 2007 and 2006 ................. 4

         Statements of Cash Flows (Unaudited) -
              Three Months Ended September 30, 2007 and 2006.................. 5

         Notes to Financial Statements (Unaudited)............................ 6

     Item 2.    Management's Discussion and Analysis or Plan of Operation.....13

     Item 3.    Controls and Procedures.......................................15

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................15

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...15

     Item 3.    Defaults Upon Senior Securities...............................17

     Item 4.    Submission of Matters to a Vote of Stockholders...............17

     Item 5.    Other Information.............................................17

     Item 6.    Exhibits......................................................17

SIGNATURES....................................................................19

CERTIFICATIONS


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                           PROFILE TECHNOLOGIES, INC.
                                  Balance Sheet
                                   (Unaudited)


                                                                      September 30,
                                                                          2007
                                                                      ------------
                                     Assets

Current assets:
           Cash and cash equivalents                                  $    848,201
           Prepaid expenses and other current assets                        14,969
                                                                      ------------

                   Total current assets                                    863,170

Equipment, net of accumulated depreciation of $10,825                        9,533
Deferred financing fees                                                        280
Other assets                                                                 3,184
                                                                      ------------

                   Total assets                                       $    876,167
                                                                      ============

                      Liabilities and Stockholders' Deficit

Current Liabilities:
           Accounts payable                                           $    178,419
           Notes payable to stockholders                                     7,500
           Current portion of convertible debt                              65,000
           Deferred wages                                                  743,232
           Accrued professional fees                                       246,650
           Accrued interest                                                  1,495
           Other accrued expenses                                           13,923
                                                                      ------------

                   Total current liabilities                             1,256,219

Long-term convertible debt, net of unamortized discount of $43,701           1,299

Stockholders' deficit:
           Common stock, $0.001 par value.  Authorized 35,000,000
                   shares; issued and outstanding 13,514,039 shares         13,514
           Common stock issuable; 461,665 shares                               462
           Additional paid-in capital                                   14,555,574
           Accumulated deficit                                         (14,950,901)
                                                                      ------------

                   Total stockholders' deficit                            (381,351)

Commitments, contingencies and subsequent events

                                                                      ------------
           Total liabilities and stockholders' deficit                $    876,167
                                                                      ============


                 See accompanying notes to financial statements.


                             PROFILE TECHNOLOGIES, INC.
                              Statements of Operations
                                     (Unaudited)


                                                         For the Three Months Ended
                                                                September 30,
                                                            2007            2006
                                                        ------------    ------------

Revenue                                                 $       --      $       --

Cost of revenues                                                --              --
                                                        ------------    ------------

       Gross profit                                             --              --
                                                        ------------    ------------

Operating expenses:
       Research and development                               87,166         189,489
       General and administrative                            187,472         111,351
                                                        ------------    ------------

       Total operating expenses                              274,638         300,840
                                                        ------------    ------------

       Loss from operations                                 (274,638)       (300,840)

Interest expense                                              17,318           3,065
Interest income                                                3,025            --
                                                        ------------    ------------

       Net loss                                         $   (288,931)   $   (303,905)
                                                        ============    ============

Basic and diluted net loss per share                    $      (0.02)   $      (0.02)

Weighted average shares outstanding used to
       calculate basic and diluted net loss per share     13,161,796      12,456,445


                   See accompanying notes to financial statements.


                                          PROFILE TECHNOLOGIES, INC.
                                           Statements of Cash Flows
                                                  (Unaudited)

                                                                                      For the Three Months Ended
                                                                                             September 30,
                                                                                           2007         2006
                                                                                        ---------    ---------

Cash flows from operating activities:
         Net loss                                                                       $(288,931)   $(303,905)
         Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                                  655        1,763
               Accreted discount on convertible debt                                          498          124
               Amortization of convertible debt discount included in interest expense      14,802         --
               Amortization of debt issuance costs                                             40           70
               Equity issued for services to consultants                                     --         89,000
               Equity issued for services to employees and board of directors              17,220         --
               Changes in operating assets and liabilities:
                    Prepaid expenses and other current assets                              (3,597)         (40)
                    Accounts payable                                                       21,194      (19,734)
                    Deferred wages                                                          3,549       12,419
                    Accrued professional fees                                              36,500        6,000
                    Accrued interest                                                          (63)          23
                    Other accrued expenses                                                  1,279         --
                                                                                        ---------    ---------
                    Net cash used in operating activities                                (196,854)    (214,280)

Cash flows from financing activities:
         Common stock issuance costs                                                      (97,830)        --
         Proceeds from issuance of common stock                                           978,300         --
         Proceeds from exercise of warrants                                                45,000         --
                                                                                        ---------    ---------
                    Net cash provided by financing activities                             925,470         --
                                                                                        ---------    ---------

                    Increase (decrease) in cash                                           728,616     (214,280)

Cash at beginning of period                                                               119,585      852,468
                                                                                        ---------    ---------

Cash at end of period                                                                   $ 848,201    $ 638,188
                                                                                        =========    =========

Supplemental disclosure of cash flow information:
         Cash paid for interest                                                         $   1,558    $   2,182
         Convertible debt converted into 30,000 shares of common stock during
               the three months ended September 30, 2007                                $  15,000    $    --


                                See accompanying notes to financial statements.

                                                      5

                            PROFILE TECHNOLOGIES, INC
                               September 30, 2007
                    Notes to Financial Statements (Unaudited)

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

     The financial statements and related notes should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended June 30, 2007. The information furnished reflects, in the opinion of management, all adjustments, consisting of only normal recurring items, necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for a full year.

3. Liquidity

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $14,950,901 through September 30, 2007, and had negative working capital of $393,049 as of September 30, 2007. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

   Research and Development

     Research and development costs are expensed when incurred. During the three months ended September 30, 2007 and 2006, the Company incurred $87,166 and $189,489 on research and development activities.

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

   Vendor Concentration

   Consultant Scientist Fees

     The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the testing of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the three months ended September 30, 2007 and 2006, the Company incurred cash fees payable to the scientists of $71,460 and $86,294, which are included in research and development expense in the Company's Statements of Operations.

     As partial compensation for services rendered, on July 13, 2006, the Company granted one of the scientists a stock option to purchase 100,000 shares of common stock at an exercise price of $1.05 per share, expiring July 12, 2011. The 100,000 stock options had a fair value at the date of grant of $89,000, which is included in research and development expenses in the Company's Statements of Operations for the three months ended September 30, 2006.

     Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $71,460 and $175,294, or approximately 82% and 93%, of research and development expense for the three months ended September 30, 2007 and 2006.

     As of September 30, 2007, the Company owed the consultant scientists a total of $78,964, which is included in accounts payable at September 30, 2007.

5. Stock Based Compensation

     On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R Share-Based Payment ("SFAS 123R"), Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation expense was required to be recognized for stock options granted that had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

     The Company adopted SFAS 123R using the modified-prospective application method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the requisite service period. The Company grants stock options that are either fully vested upon grant or have a four-year vesting period (defined by SFAS 123R as the requisite service period), and no performance or service conditions, other than continued employment. Stock compensation cost related to options that are fully vested upon grant is recognized immediately. Stock compensation cost related to options that have a vesting period is amortized ratably over the requisite service period.

     The fair value of stock options is based on the price of a share of the Company's common stock on the date of grant. In determining fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key weighted average assumptions:

                                                          Three Months Ended
                                                             September 30,
                                                         ---------------------
                                                            2007        2006
                                                         ---------   ---------

Risk-free interest rate                                      4.23%       5.04%
Volatility                                                  80.78%     160.26%
Expected dividend yield                                         0%          0%
Expected life                                            5.0 years   5.0 years
Weighted average Black-Scholes value of options granted      $0.78       $0.89


     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on adjusted historical data. The expected term of an option is based on the assumption that options will be exercised, on average, about five years from the date of grant. SFAS 123R also requires that the Company recognize compensation expense for only the portion of stock options that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. To date, the Company has not experienced any forfeitures. If the actual number of forfeitures differs from those estimated by the Company, additional adjustments to compensation expense may be required in future periods. The Company's stock price volatility, option lives and expected forfeiture rates involve management's best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

     The following table sets forth the share-based compensation cost resulting from stock options and unvested stock grants that was recorded in the Company's Statements of Operations for the three months ended September 30, 2007 and 2006:

                                                 Three Months Ended
                                                    September 30,
                                                ---------------------
                                                  2007          2006
                                                -------       -------


General and administrative                      $15,000       $  --
Research and development                          2,220        89,000
                                                -------       -------
     Total                                      $17,220       $89,000
                                                =======       =======


     A summary of the Company's year-to-date stock option activity and related information follows:

                                                                           Weighted
                                                            Weighted        Average
                                                            Average        Remaining     Aggregate
                                                            Exercise      Contractual    Intrinsic
                                                Options       Price          Term          Value
                                              ----------   -----------    -----------   -----------
Outstanding at June 30, 2007                   3,180,000   $    1.14
     Grants                                       65,000        1.15
                                              ----------
Outstanding at September 30, 2007              3,245,000   $    1.14      6.71 years    $ 1,378,450
                                              ==========


Exercisable at September 30, 2007              3,195,000   $    1.14      6.74 years    $ 1,355,950
                                              ==========


Available for grant at September 30, 2007      2,670,000
                                              ==========


     The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e., the difference between the Company's closing stock price on the last trading day of its first quarter of 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company's stock.

     As of September 30, 2007, the Company had approximately $33,300 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.75 years.

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

     Excluded from the computation of diluted net loss per share for the three months ended September 30, 2007, because their effect would be antidilutive, are stock options and warrants to acquire 12,093,884 shares of common stock with a weighted-average exercise price of $0.99 per share. Also excluded from the computation of diluted net loss per share for the three months ended September
30, 2007 are 220,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003
Offering as discussed in Note 8 because their effect would be antidilutive.

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

     For the three months ended September 30, 2007 and 2006, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 9 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at September 30, 2007 and 2006.

                                       10

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

     During the three months ended September 30, 2007, one investor exercised their conversion right and converted their Debenture in the principal amount of $15,000, pursuant to the terms of the 2003 Offering. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $14,802 at the conversion date was recognized as interest expense during the three months ended September 30, 2007.

     As of September 30, 2007, accrued interest on the Debentures was $1,495. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversion discussed above of $15,300 for the three months ended September 30, 2007. The Company recorded interest expense related to the accretion of the discount on the Debentures of $124 for the three months ended September 30, 2006. As of September 30, 2007 the carrying value of the long-term portion of the Debentures was $1,299, net of unamortized debt discount of $43,701.

9. Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September 30, 2007, the Company has accrued $989,882 related to the deferred payment of salaries and professional fees of which $743,232 is included under deferred wages and $246,650 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $989,882 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

10. Common Stock

     On June 21, 2007, the Company entered into a private placement offering (the "2007 Offering") of 1,300,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,170,000. On October 4, 2007, the Board approved an increase in the offering to 2,000,000 shares of common stock and extended the expiration date of the offering to November 30, 2007.

     During the three months ended September 30, 2007, the Company raised $978,300 under the terms of the 2007 Offering. Accordingly, the Company issued 1,086,998 shares of common stock.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company will pay the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, during the three months ended September 30, 2007, the Company incurred cash fees payable to the brokerage firm of $97,830. As of September 30, 2007, the Company owed the brokerage firm a total of $22,500, which is included in accrued professional fees at September 30, 2007.

     During the three months ended September 30, 2007, one investor exercised their conversion right and converted their Debenture in the principal amount of $15,000, pursuant to the terms of the 2003 Offering. Accordingly, the Company issued 30,000 shares of common stock in accordance with the terms of the 2003 Offering.

11. Stock Options and Warrants

     Stock Options

     Stock Option Grants

     On August 20, 2007, the Board elected Robert C. Geib as the Company's Chief Operating Officer, effective September 4, 2007. Mr. Geib's annual base salary was set by the Board at $115,000. In addition, the Board agreed to grant Mr. Geib on September 4, 2007 an option to purchase 50,000 shares of the Company's common stock, under the Company's 1999 Stock Plan, and on March 4, 2008 to grant him an additional option to purchase 50,000 shares of common stock. The exercise price of each grant shall be equal to the closing price of the common stock on the date of grant, or, if the Company's stock is not traded on the date of grant, the first day of active trading following each respective grant date. Each of the two option grants will vest 25% on the first anniversary of the grant dates, with the remainder vesting at 25% on each of the three subsequent anniversaries of the grant dates until the options are fully vested. The fair value of the option grant was $35,500 at the time of grant. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 81%, risk-free interest rate of 4.26%, expected life of five years, and a 0% dividend yield. The Company recognized amortization expense of $2,220, during the three months ended September 30, 2007, as research and development expense related to this stock option grant.

     On August 21, 2007, the Board nominated Richard L. Palmer to fill the vacancy on the Board created as a result of the death of Mr. William Krivsky in December 2006. The election of Mr. Palmer by the Stockholders has been included in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption "Proposal One: Election of Directors," which was filed with the Commission on October 12, 2007. On September 12, 2007, the Board granted Mr. Palmer an option to purchase 15,000 shares of the Company's common stock, under the Company's 1999 Stock Plan. The exercise price of the stock option is $1.50, the closing price of the common stock on the date of grant. The stock option is fully vested upon grant and expires on September 11, 2017. In addition, if Mr. Palmer is elected to the Board by the Stockholders, he will receive $1,000 per month as a compensation for his services as a Board member. The Company recognized $15,000, at the time of grant, as board fee expense for the fair value of the option grant. The fair value of the option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 80%, risk-free interest rate of 4.11%, expected life of five years, and a 0% dividend yield.

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

     Warrants

     Warrant Exercise

     On July 23, 2007, a stockholder exercised a warrant to purchase 60,000 shares of common stock at $0.75 per share. Total proceeds received by the Company were $45,000.

12. Subsequent Events

     On October 4, 2007, the Board approved an increase in the offering to 2,000,000 shares of common stock and extended the expiration date of the offering to November 30, 2007. Subsequent to September 30, 2007, the Company has raised $89,700 under the terms of the 2007 Offering. Accordingly, the Company issued 99,667 shares of common stock.

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

     The Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has raised $1,068,000 under its current effect private placement memorandum (see
Note 10, "Common Stock"). However, management recognizes that in order to meet the Company's capital requirements and continue to operate, it may require additional financing, perhaps through industry-partner investment or through joint ventures or other possible arrangements within the next twelve months. The Company is evaluating alternative sources of financing to improve its cash position. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. He has concluded that, as of that date, the Company's disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in the Company's reports filed under the Exchange Act.

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

     Common Stock

     On June 21, 2007, the Company entered into a private placement offering (the "2007 Offering") of 1,300,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,170,000.

     During the three months ended September 30, 2007, the Company raised $978,300 under the terms of the 2007 Offering. Accordingly, the Company issued 1,086,998 shares of common stock. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

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

     During the three months ended September 30, 2007, one investor exercised their conversion right and converted their Debenture in the principal amount of $15,000, pursuant to the terms of the 2003 Offering. Accordingly, the Company issued 30,000 shares of common stock in accordance with the terms of the 2003 Offering.

     Stock Options

     Stock Option Grants

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

     On August 21, 2007, the Board nominated Richard L. Palmer to fill the vacancy on the Board created as a result of the death of Mr. William Krivsky in December 2006. The election of Mr. Palmer by the Stockholders has been included in the Company's Proxy Statement for the 2007 Annual Meeting of Stockholders under the caption "Proposal One: Election of Directors," which was filed with the Commission on October 12, 2007. On September 12, 2007, the Board granted Mr. Palmer an option to purchase 15,000 shares of the Company's common stock, under the Company's 1999 Stock Plan. The exercise price of the stock option is $1.50, the closing price of the common stock on the date of grant. The stock option is fully vested upon grant and expires on September 11, 2017. In addition, if Mr. Palmer is elected to the Board by the Stockholders, he will receive $1,000 per month as a compensation for his services as a Board member. These securities were issued in reliance on exemptions from registration provided by Section 4(2) of the Securities Act.

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

     Warrants

     Warrant Exercise

     On July 23, 2007, a stockholder exercised a warrant to purchase 60,000 shares of common stock at $0.75 per share. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act and the stock certificate contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Stockholders.

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


                                              PROFILE TECHNOLOGIES, INC.
                                              --------------------------
                                              (Registrant)


Date: November 9, 2007                        /s/ Henry E. Gemino
                                              ----------------------------------
                                              Henry E. Gemino
                                              Chief Executive Officer and
                                              Chief Financial Officer

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