Form 10QSB
period 2007-12-31
PROFILE TECHNOLOGIES INC
filed 2008-02-12
CIK 1014653

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

                For the quarterly period ended December 31, 2007

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,322,594 shares of common stock as of January 30, 2008.

     Transitional Small Business Disclosure Format (check one): Yes|_| No |X|

                                TABLE OF CONTENTS

Description                                                          Page Number
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

         Balance Sheet (Unaudited) -
              At December 31, 2007............................................ 3

         Statements of Operations (Unaudited) -
              Three and Six Months Ended December 31, 2007 and 2006 .......... 4

         Statements of Cash Flows (Unaudited) -
              Six Months Ended December 31, 2007 and 2006..................... 5

         Notes to Financial Statements (Unaudited)............................ 6

     Item 2.    Management's Discussion and Analysis or Plan of Operation.....14

     Item 3.    Controls and Procedures.......................................16

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................17

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...17

     Item 3.    Defaults Upon Senior Securities...............................17

     Item 4.    Submission of Matters to a Vote of Stockholders...............18

     Item 5.    Other Information.............................................18

     Item 6.    Exhibits......................................................18

SIGNATURES ...................................................................20

CERTIFICATIONS


                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                             PROFILE TECHNOLOGIES, INC.
                                  Balance Sheet
                                   (Unaudited)


                                                                      December 31,
                                                                          2007
                                                                      ------------
                                     Assets

Current assets:
           Cash and cash equivalents                                  $    682,128
           Accounts receivable                                              13,300
           Prepaid expenses and other current assets                        12,332
                                                                      ------------

                   Total current assets                                    707,760

Equipment, net of accumulated depreciation of $11,480                        8,878
Deferred financing fees                                                        240
Other assets                                                                 1,633
                                                                      ------------

                   Total assets                                       $    718,511
                                                                      ============

                      Liabilities and Stockholders' Deficit

Current Liabilities:
           Accounts payable                                           $    154,115
           Notes payable to stockholders                                     7,500
           Current portion of convertible debt                              65,000
           Deferred wages                                                  748,936
           Accrued professional fees                                       220,150
           Accrued interest                                                  1,386
           Other accrued expenses                                           12,644
                                                                      ------------

                   Total current liabilities                             1,209,731

Long-term convertible debt, net of unamortized discount of $42,898           2,102

Stockholders' deficit:
           Common stock, $0.001 par value.  Authorized 35,000,000
                   shares; issued and outstanding 14,092,593 shares         14,093
           Common stock issuable; 107,779 shares                               108
           Additional paid-in capital                                   15,315,860
           Accumulated deficit                                         (15,823,383)
                                                                      ------------

                   Total stockholders' deficit                            (493,322)

Commitments, contingencies and subsequent events

                                                                      ------------
           Total liabilities and stockholders' deficit                $    718,511
                                                                      ============


                 See accompanying notes to financial statements.


                                            PROFILE TECHNOLOGIES, INC.
                                             Statements of Operations
                                                    (Unaudited)


                                                        For the Three Months Ended       For the Six Months Ended
                                                                December 31,                    December 31,
                                                           2007            2006            2007            2006
                                                       ------------    ------------    ------------    ------------

Revenue                                                $     13,300    $       --      $     13,300    $       --

Operating expenses:
      Cost of revenue                                        18,834            --            18,834            --
      Research and development                              178,014         125,233         265,180         314,722
      General and administrative                            692,204         865,573         879,676         976,924
                                                       ------------    ------------    ------------    ------------

      Total operating expenses                              889,052         990,806       1,163,690       1,291,646
                                                       ------------    ------------    ------------    ------------

      Loss from operations                                 (875,752)       (990,806)     (1,150,390)     (1,291,646)

Interest expense                                              2,740           3,013          20,058           6,078
Interest income                                               6,010            --             9,035            --
                                                       ------------    ------------    ------------    ------------

      Net loss                                         $   (872,482)   $   (993,819)   $ (1,161,413)   $ (1,297,724)
                                                       ============    ============    ============    ============

Basic and diluted net loss per share                   $      (0.06)   $      (0.08)   $      (0.09)   $      (0.10)

Weighted average shares outstanding used to
      calculate basic and diluted net loss per share     13,946,117      12,554,950      13,629,912      12,505,698



                                   See accompanying notes to financial statements.


                                                PROFILE TECHNOLOGIES, INC.
                                                 Statements of Cash Flows
                                                       (Unaudited)

                                                                                                 For the Six Months Ended
                                                                                                        December 31,
                                                                                                    2007           2006
                                                                                                -----------    -----------

Cash flows from operating activities:
        Net loss                                                                                $(1,161,413)   $(1,297,724)
        Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                                          1,310          3,526
               Accreted discount on convertible debt                                                  1,301            321
               Amortization of convertible debt discount included in interest expense                14,802           --
               Amortization of debt issuance costs                                                       80            140
               Equity issued for services to consultants                                             83,600        192,950
               Equity issued for services to employees and board of directors                       514,750        685,300
               Changes in operating assets and liabilities:
                    Accounts receivable                                                             (13,300)          --
                    Prepaid expenses and other current assets                                          (960)         3,673
                    Other assets                                                                      1,551           --
                    Accounts payable                                                                 (3,110)       (31,570)
                    Deferred wages                                                                    9,253         20,453
                    Accrued professional fees                                                        10,000         12,000
                    Accrued interest                                                                   (172)          (230)
                                                                                                -----------    -----------
                    Net cash used in operating activities                                          (542,308)      (411,161)

Cash flows from financing activities:
        Common stock issuance costs                                                                (117,150)          --
        Proceeds from issuance of common stock                                                    1,171,501           --
        Proceeds from exercise of stock options and warrants                                         50,500         61,333
                                                                                                -----------    -----------
                    Net cash provided by financing activities                                     1,104,851         61,333
                                                                                                -----------    -----------

                    Increase (decrease) in cash                                                     562,543       (349,828)

Cash at beginning of period                                                                         119,585        852,468
                                                                                                -----------    -----------

Cash at end of period                                                                           $   682,128    $   502,640
                                                                                                ===========    ===========

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                                  $     3,053    $     4,387
        Convertible debt and related accrued interest converted into 30,000 and 50,000 shares
               of common stock during the six months ended December 31, 2007 and 2006           $    15,000    $    25,000


                                      See accompanying notes to financial statements.

                                                            5

                            PROFILE TECHNOLOGIES, INC
                                December 31, 2007
                    Notes to Financial Statements (Unaudited)

1.   Description of Business

         Profile Technologies, Inc. (the "Company"), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of providing pipeline inspection services to locate corrosion and other anomalies that require assessment to verify pipeline integrity. The Company has developed a patented, non-destructive and non-invasive, high speed scanning process that uses electromagnetic waves to remotely inspect buried, cased and insulated pipelines for corrosion and other anomalies. The Company's services are available to owners and operators of natural gas and oil pipelines, power plants and refineries, utilities, and other facilities with cased or insulated pipe. The Company is actively marketing its inspection services for cased and insulated pipelines. In conjunction with providing inspection services, the Company continues research and development of the application of its patented technology to inspect pipelines internally as well as those pipelines that are directly buried.

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

3.   Liquidity

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $15,823,383 through December 31, 2007, and had negative working capital of $501,971 as of December 31, 2007. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         Cost of revenue includes contract costs incurred to date as well as any idle time incurred by personnel scheduled to work on customer contracts.

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

         During the three months ended December 31, 2007, the Company entered into a pipeline inspection contract with one customer. As of December 31, 2007, the Company had completed the inspection work in accordance with the terms of the contract and accordingly recognized the full amount of the contract price as revenue during the three months ended December 31, 2007.

     Research and Development

         Research and development costs are expensed when incurred. During the three months ended December 31, 2007 and 2006, the Company incurred $178,014 and $125,233 on research and development activities. During the six months ended December 31, 2007 and 2006, the Company incurred $265,180 and $314,722 on research and development activities.

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

     Recently Issued Accounting Standards Not Yet Adopted

         In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("Statement No. 157"). Statement No. 157 prescribes a definition of the term "fair value", establishes a framework for measuring fair value and expands disclosure about fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the application of Statement No. 157 to have a material effect on the Financial Statements.

         In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("Statement No. 159"). Statement No. 159 permits an instrument by instrument election to account for selected financial assets and liabilities at fair value. Statement No. 159 is effective for fiscal years beginning after November 15, 2007. The Company does not expect the application of Statement No. 159 to have a material effect on the Financial Statements.

         On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") to permit entities, under certain circumstances , the continued use of the "simplified" method, in developing estimates of expected term of "plain-vanilla" share options in accordance with Statement No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007. On July 1, 2007, the Company revised its methodology for estimating the expected term of its "plain-vanilla" stock options and implemented the simplified method, as permitted by SAB 107. This change in estimate did not have a material effect on the Company's Financial Statements.

     Vendor Concentration

     Consultant Scientist Fees

         The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the testing of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the three and six months ended December 31, 2007, the Company incurred cash fees payable to the scientists of $86,967 and $158,427, which are included in research and development expense in the Company's Statements of Operations. During the three and six months ended December 31, 2006, the Company incurred cash fees payable to the scientists of $45,695 and $131,989, which are included in research and development expense in the Company's Statements of Operations.

         As partial compensation for services rendered, on November 16, 2007, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.20 per share, expiring November 15, 2012. The 50,000 stock options had a fair value at the date of grant of $38,000, which is included in research and development expense in the Company's Statements of Operations for the three and six months ended December 31, 2007.

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

         As partial compensation for services rendered, on July 13, 2006, the Company granted one of the scientists a stock option to purchase 100,000 shares of common stock at an exercise price of $1.05 per share, expiring July 12, 2011. The 100,000 stock options had a fair value at the date of grant of $89,000, which is included in research and development expenses in the Company's Statements of Operations for the six months ended December 31, 2006.

         Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $124,967 and $196,427, or approximately 70% and 74%, of research and development expense for the three and six months ended December 31, 2007.

         Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $122,695 and $297,989, or approximately 98% and 95%, of research and development expense for the three and six months ended December 31, 2006.

         As of December 31, 2007, the Company owed the consultant scientists a total of $71,180, which is included in accounts payable at December 31, 2007.

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

         The fair value of stock options is based on the price of a share of the Company's common stock on the date of grant. In determining fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key weighted average assumptions:

                                                         Three Months Ended         Six Months Ended
                                                             December 31,             December 31,
                                                        ---------------------    ---------------------
                                                           2007       2006          2007       2006
                                                        ---------------------    ---------------------

Risk-free interest rate                                     3.60%       4.60%        3.66%       4.67%
Volatility                                                147.24%     175.38%      146.86%     172.81%
Expected dividend yield                                        0%          0%           0%          0%
Expected life                                           4.5 years   5.0 years    4.5 years   4.6 years
Weighted average Black-Scholes value of options granted     $1.04       $0.82        $1.04       $0.81



         The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is calculated based on the historical weekly closing stock prices for the same period as the expected life of the option. As permitted by SAB 107, the Company uses the "simplified" method for determining the expected term of its "plain vanilla" stock options. SFAS
123R also requires that the Company recognize compensation expense for only the portion of stock options that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. To date, the Company has not experienced any forfeitures. If the actual number of forfeitures differs from those estimated by the Company, additional adjustments to compensation expense may be required in future periods. The Company's stock price volatility, option lives and expected forfeiture rates involve management's best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

         The following table sets forth the share-based compensation cost resulting from stock option grants that was recorded in the Company's Statements of Operations for the three and six months ended December 31, 2007 and 2006:

                                     Three Months Ended       Six Months Ended
                                        December 31,             December 31,
                                    --------------------    --------------------
                                      2007        2006        2007        2006
                                    --------    --------    --------    --------

General and administrative          $506,250    $365,750    $527,100    $365,750

Research and development              65,750      77,000      71,250     166,000
                                    --------    --------    --------    --------
     Total                          $572,000    $442,750    $598,350    $531,750
                                    ========    ========    ========    ========


         A summary of the Company's year-to-date stock option activity and related information follows:

                                                                          Weighted
                                                              Weighted     Average
                                                              Average     Remaining    Aggregate
                                                              Exercise   Contractual   Intrinsic
                                                  Options      Price        Term         Value
                                                 ----------   --------   -----------   ---------
Outstanding at June 30, 2007                     3,180,000    $   1.14
     Grants                                        615,000        1.23
     Expirations                                  (30,000)        8.50
                                                 ----------
Outstanding at December 31, 2007                 3,765,000    $   1.10   6.87 years    $ 419,950
                                                 ==========

Exercisable at December 31, 2007                 3,715,000    $   1.10   6.90 years    $ 412,450
                                                 ==========

Available for grant at December 31, 2007         2,150,000
                                                 ==========


         The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e., the difference between the Company's closing stock price on the last trading day of its second quarter of 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company's stock.

         As of December 31, 2007, the Company had approximately $38,500 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.50 years.

                                       10

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

         Excluded from the computation of diluted net loss per share for the three and months ended December 31, 2007, because their effect would be antidilutive, are stock options and warrants to acquire 11,916,028 shares of common stock with a weighted-average exercise price of $0.86 per share. Also excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2007 are 220,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 because their effect would be antidilutive.

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

         For the three and six months ended December 31, 2007 and 2006, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 9 that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at December 31, 2007 and 2006.

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

         During the six months ended December 31, 2007, one investor exercised his conversion right and converted his Debenture in the principal amount of $15,000, pursuant to the terms of the 2003 Offering. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $14,802 at the conversion date was recognized as interest expense during the six months ended December 31, 2007.

         During the six months ended December 31, 2006, one investor exercised his conversion right and converted his Debenture in the principal amount of $25,000, pursuant to the terms of the 2003 Offering. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. The discount related to this Debenture was previously expensed as interest expense during the quarter ended June 30, 2004 when the Company was deemed to be in default with respect to the interest payment terms.

         As of December 31, 2007, accrued interest on the Debentures was $1,386. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversion discussed above of $803 and $16,103 for the three and six months ended December 31, 2007. The Company recorded interest expense related to the accretion of the discount on the Debentures of $197 and $321 for the three and six months ended December 31, 2006. As of December 31, 2007 the carrying value of the long-term portion of the Debentures was $2,102, net of unamortized debt discount of $42,898.


9.   Deferred Wages and Accrued Professional Fees

         To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2007, the Company has accrued $969,086 related to the deferred payment of salaries and professional fees of which $748,936 is included under deferred wages and $220,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $969,086 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

10.  Common Stock

         On June 21, 2007, the Company entered into a private placement offering (the "2007 Offering") of 1,300,000 shares of common stock at $0.90 per share to accredited investors. On October 4, 2007, the Board approved an increase in the offering to 2,000,000 shares of common stock for a total offering price of $1,800,000. On January 14, 2008, the Board determined that it was in the best interests of the Company to extend the termination date of the 2007 Offering and voted to extend the expiration date to February 15, 2008.

         During the three months ended December 31, 2007, the Company raised $193,201 under the terms of the 2007 Offering. Accordingly, the Company issued 214,668 shares of common stock.

         The Company engaged a brokerage firm to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company will pay the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, during the three months ended December 31, 2007, the Company incurred cash fees payable to the brokerage firm of $19,320. As of December 31, 2007, the Company owed the brokerage firm a total of $4,750, which is included in accounts payable at December 31, 2007.

11.  Stock Options and Warrants

         Stock Options

         Stock Option Grants

         On November 13, 2007, the Board approved the issuance of stock options, exercisable for a total of 550,000 shares of common stock pursuant to the 1999 Stock Option Plan to certain directors, officers, employees and four consultants of the Company. The grant date of the stock options was November 16, 2007 and they are fully vested upon grant. The stock options granted to directors, officers, and employees are exercisable until November 15, 2017. The stock options granted to the consultants are exercisable until November 15, 2012. The exercise price of the stock options granted to affiliates owning or controlling more than ten percent of the Company's common stock was $1.32. The exercise price of the stock options granted to non-affiliates was $1.20. On November 16, 2007, the date of grant, the Company recognized $65,750 as research and development expense related to the fair value of 75,000 of the stock options and $506,250 as general and administrative expense related to the fair value of 475,000 of the stock options. The fair value of the stock option grants that expire on November 15, 2012 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 111%, risk-free interest rate of 3.30%, expected lives of 2.5 years, and a 0% dividend yield. The fair value of the stock option grants that expire on November 15, 2017 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 156%, risk-free interest rate of 3.68%, expected lives of five years, and a 0% dividend yield

         On August 20, 2007, the Board elected Robert C. Geib as the Company's Chief Operating Officer, effective September 4, 2007. Mr. Geib's annual base salary was set by the Board at $115,000. In addition, the Board agreed to grant Mr. Geib, on September 4, 2007 an option to purchase 50,000 shares of the Company's common stock, under the Company's 1999 Stock Option Plan, and on March 4, 2008 to grant him an additional option to purchase 50,000 shares of common stock. The exercise price of each grant shall be equal to the closing price of the common stock on the date of grant, or, if the Company's stock is not traded on the date of grant, the first day of active trading following each respective grant date. Each of the two option grants will vest 25% on the first anniversary of the grant dates, with the remainder vesting at 25% on each of the three subsequent anniversaries of the grant dates until the options are fully vested. The exercise price of the stock option granted on September 4, 2007 was $1.05. The fair value of the option grant was $44,000 at the time of grant. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions (the original assumptions used were revised during the quarter ended December 31, 2007 to be consistent with second quarter issuances: expected volatility of 140% (originally 81%), risk-free interest rate of 4.26%, expected life of 3.75 years (originally estimated at five years), and a 0% dividend yield. The Company recognized amortization expense of $2,220 and $5,500, during the three and six months ended December 31, 2007, as research and development expense related to this stock option grant. The effects of revising the weighted average assumptions for the Black-Scholes valuation was not material to the Company's financial statements.

         On August 21, 2007, the Board nominated Richard L. Palmer to fill the vacancy on the Board created as a result of the death of Mr. William Krivsky in December 2006. Mr. Palmer was subsequently elected by the Stockholders on September 16, 2007 at the Annual Meeting of Stockholders. On September 12, 2007, the Board granted Mr. Palmer an option to purchase 15,000 shares of the Company's common stock, under the Company's 1999 Stock Option Plan. The exercise price of the stock option was $1.50, the closing price of the common stock on the date of grant. The stock option is fully vested upon grant and expires on September 11, 2017. In addition, Mr. Palmer will receive $1,000 per month as a compensation for his services as a Board member. The Company recognized $20,850, at the time of grant, as board fee expense for the fair value of the option grant. The fair value of the option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions (the original assumptions used were revised during the quarter ended December 31, 2007 to be consistent with second quarter issuances: expected volatility of 155% (originally 80%), risk-free interest rate of 4.11%, expected life of five years, and a 0% dividend yield. The effects of revising the weighted average assumptions for the Black-Scholes valuation was not material to the Company's financial statements.

         On November 13, 2006, the Board approved the issuance of stock options exercisable for a total of 575,000 shares of common stock pursuant to the 1999 Stock Option Plan to certain directors, officers, employees and four consultants of the Company. The stock options are fully vested upon grant and are exercisable until November 12, 2016. The exercise price of the stock options granted to affiliates owning or controlling more than ten percent of the Company's common stock was $0.95, which is ten percent over the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, November 13, 2006. The exercise price of the stock options granted to non-affiliates was $0.86. On November 13, 2006, the date of grant, the Company recognized $77,000 as research and development expense related to the fair value of 100,000 of the stock options and $365,750 as general and administrative expense related to the fair value of 475,000 of the stock options. The fair value of the stock option grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 142%, risk-free interest rate of 4.60%, expected lives of five years, and a 0% dividend yield.

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

         Warrants

         Warrant Grants

         On November 13, 2006, the Board approved the issuance of warrants exercisable for a total of 450,000 shares of common stock to certain directors and officers of the Company. The warrants are fully vested upon grant and are exercisable until November 12, 2016. The exercise price of the warrants was $0.86, which was the closing bid price of the Company's common stock as quoted on the Over the Counter Bulletin Board on the grant date, November 13, 2006. During the three months ended December 31, 2006, the Company recognized $346,500 as general and administrative expense related to the fair value of the warrants. The fair value of the warrant grants was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 142%, risk-free interest rate of 4.60%, expected lives of five years, and a 0% dividend yield.

12.  Subsequent Events

         On January 14, 2008, the Board voted to extend the expiration date of the 2007 Offering to February 15, 2008. Subsequent to December 31, 2007, the Company has raised $110,000 under the terms of the 2007 Offering. Accordingly, the Company issued 122,222 shares of common stock.

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

     On March 27, 2007, the Company was issued a patent by the United States Patent and Trademark Office. This patent provides significant patent protection for the improvements made to the Company's EMW technology over the last three years. These improvements have now been incorporated into new hardware and software that are being deployed to the field. To date, two field-ready test sets have been built to utilize the latest improvements.

     In order to obtain additional revenue generating contracts, the Company intends to emphasize the unique capabilities of its cased and insulated pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. During fiscal year 2008, the Company has continued its marketing efforts in the refining, pipeline and utility insulated and cased pipe inspection markets in the lower-48 states. With respect to the pipeline and utility market segments, efforts will be particularly focused on "high consequence areas" as that term is defined in the federal Department of Transportation's regulations. However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on these market segments. Failure to obtain revenue generating contracts could have a serious and material effect on the business and financial condition of the Company.

     The Company has temporarily postponed further development work on its direct buried (uncased) pipe inspection equipment, so that, in the short term, its efforts can be focused on obtaining contracts for the inspection of cased and insulated pipes.

     While the Company has, in the past, inspected only for external corrosion and anomalies, it has recently filed a patent application covering the adaptation of its technology for internal pipe inspections. However, significant design, fabrication and testing must be done before the Company will be able to offer internal pipe inspection services.

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

     The Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has raised $1,281,501 under its current effect private placement memorandum (see
Note 10, "Common Stock"). However, management recognizes that in order to meet the Company's capital requirements and continue to operate, it may require additional financing, perhaps through industry-partner investment or through joint ventures or other possible arrangements within the next twelve months. The Company is evaluating alternative sources of financing to improve its cash position. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Common Stock

     On June 21, 2007, the Company entered into a private placement offering (the "2007 Offering") of 1,300,000 shares of common stock at $0.90 per share to accredited investors. On October 4, 2007, the Board approved an increase in the offering to 2,000,000 shares of common stock for a total offering price of $1,800,000. On January 14, 2008, the Board determined that it was in the best interests of the Company to extend the termination date of the 2007 Offering and voted to extend the expiration date to February 15, 2008.

     During the three months ended December 31, 2007, the Company raised $193,201 under the terms of the 2007 Offering. Accordingly, the Company issued 214,668 shares of common stock. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

     Stock Options

     Stock Option Grants

     On November 13, 2007, the Board approved the issuance of stock options, exercisable for a total of 550,000 shares of common stock pursuant to the 1999 Stock Option Plan to certain directors, officers, employees and four consultants of the Company. The grant date of the stock options was November 16, 2007 and they are fully vested upon grant. The stock options granted to directors, officers, and employees are exercisable until November 15, 2017. The stock options granted to the consultants are exercisable until November 15, 2012. The exercise price of the stock options granted to affiliates owning or controlling more than ten percent of the Company's common stock was $1.32. The exercise price of the stock options granted to non-affiliates was $1.20. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

     Warrants

     Warrant Exercise

     On December 8, 2007, a consultant exercised a warrant to purchase 10,000 shares of common stock at $0.55 per share. Total proceeds received by the Company were $5,500. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.


Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Stockholders.

     The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on November 13, 2007.

     At the Annual Meeting, 8,233,619 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

     Proposal I.

     The election of a board of directors to serve a term of one year or until their respective successors are elected and qualified.

                                Votes For       Votes Withheld
                                ---------       --------------

Henry E. Gemino                 7,968,494           265,125
Murphy Evans                    8,002,436           231,183
Charles Christenson             8,009,204           224,415
Richard Palmer                  8,009,204           224,415


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

     Exhibit 10.1 Lease Extension dated February 26, 2003 by and between the Company and Fatum LLC (incorporated by reference to Exhibit
                    10.5 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

     Exhibit 10.2 Royalty Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 10.3   Assignment of Patent Rights (incorporated by reference to
                    Exhibit 10.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 10.4   1999 Stock Option Plan (incorporated by reference to Exhibit
                    10.9 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

     Exhibit 10.5 First Amendment to the 1999 Stock Option Plan (incorporated by reference to Appendix B to the Company's Preliminary Proxy Statement filed with the Commission on September 13,
                    2006).

     Exhibit 10.6 Lease dated March 1, 2007 by and between the Company and Long Island Property Management LP. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 9, 2007).

     Exhibit 10.7 Consulting Agreement dated April 11, 2007, by and between the Company and R.F. Lafferty. (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 9, 2007).

     Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

     Exhibit 32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

----------------

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


                                            PROFILE TECHNOLOGIES, INC.
                                            --------------------------
                                            (Registrant)


Date: February 12, 2008                     /s/ Henry E. Gemino
                                            --------------------------
                                            Henry E. Gemino
                                            Chief Executive Officer and
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

     Exhibit 10.1 Lease Extension dated February 26, 2003 by and between the Company and Fatum LLC (incorporated by reference to Exhibit
                    10.5 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

     Exhibit 10.2 Royalty Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 10.3   Assignment of Patent Rights (incorporated by reference to
                    Exhibit 10.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 10.4   1999 Stock Option Plan (incorporated by reference to Exhibit
                    10.9 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

     Exhibit 10.5 First Amendment to the 1999 Stock Option Plan (incorporated by reference to Appendix B to the Company's Preliminary Proxy Statement filed with the Commission on September 13,
                    2006).

     Exhibit 10.6 Lease dated March 1, 2007 by and between the Company and Long Island Property Management LP. (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 9, 2007).

     Exhibit 10.7 Consulting Agreement dated April 11, 2007, by and between the Company and R.F. Lafferty. (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 9, 2007).

     Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

     Exhibit 32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

----------------

*Filed herewith.