Form 10QSB
period 2008-03-31
PROFILE TECHNOLOGIES INC
filed 2008-05-15
CIK 1014653

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,339,260 shares of common stock as of May 6, 2008.

     Transitional Small Business Disclosure Format (check one): Yes|_| No |X|

================================================================================

                                TABLE OF CONTENTS

Description                                                          Page Number
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements

         Balance Sheets (Unaudited) -
              At March 31, 2008 and June 30, 2007............................. 3

         Statements of Operations (Unaudited) -
              Three and Nine Months Ended March 31, 2008 and 2007 ............ 4

         Statements of Cash Flows (Unaudited) -
              Nine Months Ended March 31, 2008 and 2007....................... 5

         Notes to Financial Statements (Unaudited)............................ 6

     Item 2.    Management's Discussion and Analysis of Financial Condition
                   or Plan of Operation.......................................15

     Item 3.    Controls and Procedures.......................................16

PART II.  OTHER INFORMATION

     Item 1.    Legal Proceedings.............................................17

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...17

     Item 3.    Defaults Upon Senior Securities...............................17

     Item 4.    Submission of Matters to a Vote of Security Holders...........18

     Item 5.    Other Information.............................................18

     Item 6.    Exhibits......................................................18

SIGNATURES  ..................................................................19

CERTIFICATIONS


                                       PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.


                                         PROFILE TECHNOLOGIES, INC.
                                               Balance Sheets
                                                (Unaudited)


                                                                                   March 31,       June 30,
                                                                                     2008            2007
                                                                                 ------------    ------------
                                                   Assets

Current assets:
         Cash and cash equivalents                                               $    541,289    $    119,585
         Deferred contract costs                                                          263            --
         Prepaid expenses and other current assets                                     30,631          11,372
                                                                                 ------------    ------------

                 Total current assets                                                 572,183         130,957

Equipment, net of accumulated depreciation of $12,136 and $10,170                       8,222          10,188
Other assets                                                                            1,833           3,504
                                                                                 ------------    ------------

                 Total assets                                                    $    582,238    $    144,649
                                                                                 ============    ============

                                    Liabilities and Stockholders' Deficit

Current Liabilities:
         Accounts payable                                                        $    159,332    $    157,225
         Notes payable to stockholders                                                  7,500           7,500
         Current portion of convertible debt                                           65,000          65,000
         Deferred wages                                                               759,783         739,683
         Accrued professional fees                                                    226,150         210,150
         Accrued interest                                                               1,371           1,558
         Other accrued expenses                                                        12,644          12,644
                                                                                 ------------    ------------

                 Total current liabilities                                          1,231,780       1,193,760

Long-term convertible debt, net of unamortized discount of $41,604 and $59,001          3,396             999

Stockholders' deficit:
         Common stock, $0.001 par value:  35,000,000 shares authorized,
                 14,211,483 and 12,798,706 shares issued and outstanding               14,212          12,799
         Common stock issuable; 122,222 shares                                            122            --
         Additional paid-in capital                                                15,429,290      13,599,061
         Accumulated deficit                                                      (16,096,562)    (14,661,970)
                                                                                 ------------    ------------

                 Total stockholders' deficit                                         (652,938)     (1,050,110)

Commitments, contingencies and subsequent events

                                                                                 ------------    ------------
         Total liabilities and stockholders' deficit                             $    582,238    $    144,649
                                                                                 ============    ============


                              See accompanying notes to financial statements.


                                             PROFILE TECHNOLOGIES, INC.
                                              Statements of Operations
                                                    (Unaudited)


                                                            Three Months Ended               Nine Months Ended
                                                                 March 31,                       March 31,
                                                           2008            2007            2008            2007
                                                       ------------    ------------    ------------    ------------

Revenue                                                $       --      $       --      $     13,300    $       --
Cost of revenue                                                --              --           (18,834)           --
                                                       ------------    ------------    ------------    ------------
      Gross profit (loss)                                      --              --            (5,534)           --

Operating expenses:
      Research and development                               59,084          66,575         324,264         381,297
      Selling                                                14,118            --            14,118
      General and administrative                            159,022         124,081       1,038,698       1,101,005
      Contract related                                       48,743            --            48,743            --
                                                       ------------    ------------    ------------    ------------

      Total operating expenses                              280,967         190,656       1,425,823       1,482,302
                                                       ------------    ------------    ------------    ------------

      Loss from operations                                 (280,967)       (190,656)     (1,431,357)     (1,482,302)

Gain on sale of fixed assets                                  6,914            --             6,914            --
Interest expense                                             (3,115)        (10,051)        (23,173)        (16,129)
Interest income                                               3,989           1,812          13,024           1,812
                                                       ------------    ------------    ------------    ------------

      Net loss                                         $   (273,179)   $   (198,895)   $ (1,434,592)   $ (1,496,619)
                                                       ============    ============    ============    ============

Basic and diluted net loss per share                   $      (0.02)   $      (0.02)   $      (0.10)   $      (0.12)

Weighted average shares outstanding used to
      calculate basic and diluted net loss per share     14,316,123      12,623,945      13,856,985      12,543,005











                                  See accompanying notes to financial statements.


                                                  PROFILE TECHNOLOGIES, INC.
                                                   Statements of Cash Flows
                                                         (Unaudited)

                                                                                                      Nine Months Ended
                                                                                                          March 31,
                                                                                                     2008           2007
                                                                                                 -----------    -----------

Cash flows from operating activities:
        Net loss                                                                                 $(1,434,592)   $(1,496,619)
        Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                                           1,966          4,272
               Gain on sale of fixed assets                                                           (6,914)          --
               Accreted discount on convertible debt                                                   2,595            560
               Amortization of convertible debt discount included in interest expense                 14,802          7,365
               Amortization of debt issuance costs                                                       120            480
               Equity issued for services to consultants                                              83,600        192,950
               Equity issued for services to employees and board of directors                        520,313        685,300
               Changes in operating assets and liabilities:
                    Deferred contract costs                                                             (263)          --
                    Prepaid expenses and other current assets                                        (19,259)          (772)
                    Other assets                                                                       1,551         (1,634)
                    Accounts payable                                                                   2,107        (23,532)
                    Deferred wages                                                                    20,100         24,609
                    Accrued professional fees                                                         16,000         15,000
                    Accrued interest                                                                    (187)          (588)
                                                                                                 -----------    -----------
                    Net cash used in operating activities                                           (798,061)      (592,609)

Cash flows from investing activities:
        Proceeds from sale of fixed assets                                                             6,914           --
                                                                                                 -----------    -----------
                    Net cash provided by investing activities                                          6,914           --

Cash flows from financing activities:
        Common stock issuance costs                                                                 (129,150)          --
        Proceeds from issuance of common stock                                                     1,291,501           --
        Proceeds from exercise of stock options and warrants                                          50,500         61,333
                                                                                                 -----------    -----------
                    Net cash provided by financing activities                                      1,212,851         61,333
                                                                                                 -----------    -----------

                    Increase (decrease) in cash                                                      421,704       (531,276)

Cash at beginning of period                                                                          119,585        852,468
                                                                                                 -----------    -----------

Cash at end of period                                                                            $   541,289    $   321,192
                                                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                                   $     4,439    $     6,339
        Convertible debt and related accrued interest converted into 30,000 and 100,000 shares
               of common stock during the nine months ended March 31, 2008 and 2007              $    15,000    $    50,000



                                        See accompanying notes to financial statements.

                                                               5

                            PROFILE TECHNOLOGIES, INC
                                 March 31, 2008
                    Notes to Financial Statements (Unaudited)

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

Note 2: Liquidity

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $16,096,562 through March 31, 2008, and had negative working capital of $659,597 as of March 31, 2008. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

     Deferred Contract Costs

     The Company defers costs that are incurred related to future contracts only if the costs can be directly associated with a specific anticipated contract and if their recoverability from that contract is probable. The Company evaluates evidence of recoverability by reviewing signed contracts, written communication, approved proposals and historical customer relationships in determining the probability of obtaining a revenue generating contract. If there is uncertainty surrounding the attainment of a contract, all expenses incurred related to the contract are expensed as incurred. Upon execution of an anticipated contract, deferred contract costs are expensed as cost of revenue using the percentage of completion method of accounting. See "Contract Revenue Recognition" below.

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

     The Company records revenue from claims and change orders upon customer approval of revisions to the contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repairs, and depreciation costs. Selling, general, and administrative costs are charged to expense as incurred. Service contracts generally extend no more than six months.

     Research and Development

     Research and development costs are expensed when incurred. During the three months ended March 31, 2008 and 2007, the Company incurred $59,084 and $66,575 on research and development activities. During the nine months ended March 31, 2008 and 2007, the Company incurred $324,264 and $381,297 on research and development activities.

     Equipment

     Equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of three to seven years. Contract related assets are used for inspecting pipelines for corrosion. Contract related assets are depreciated based on the number of pipelines that the Company anticipates inspecting over the estimated useful life of the asset, not to exceed three years.

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

     Recently Issued Accounting Standards Not Yet Adopted

     In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("Statement No. 157"). Statement No. 157 prescribes a definition of the term "fair value", establishes a framework for measuring fair value and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") FSP FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date of Statement No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years, for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis (at least annually). The Company does not expect the application of Statement No. 157 to have a material effect on the Financial Statements.

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

     On December 21, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 ("SAB 110") to permit entities, under certain circumstances, the continued use of the "simplified" method, in developing estimates of expected term of "plain-vanilla" share options in accordance with Statement No. 123R Share-Based Payment. SAB 110 amended SAB 107 to permit the use of the "simplified" method beyond December 31, 2007. On July 1, 2007, the Company revised its methodology for estimating the expected term of its "plain-vanilla" stock options and implemented the simplified method, as permitted by SAB 107. This change in estimate did not have a material effect on the Company's Financial Statements.

     Vendor Concentration

     Consultant Scientist Fees

     The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the three and nine months ended March 31, 2008, the Company incurred cash fees payable to the scientists of $60,733 and $219,160. During the three and nine months ended March 31, 2007, the Company incurred cash fees payable to the scientists of $62,003 and $193,992.


     As partial compensation for services rendered, on November 16, 2007, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.20 per share, expiring
November 15, 2012. The 50,000 stock options had a fair value at the date of grant of $38,000, which is included in research and development expense in the Company's Statements of Operations for the nine months ended March 31, 2008.

     As partial compensation for services rendered, on November 13, 2006, the Company granted the scientists stock options to purchase a total of 100,000 shares of common stock at an exercise price of $0.86 per share, expiring
November 12, 2016. The 100,000 stock options had a fair value at the date of grant of $77,000, which is included in research and development expense in the Company's Statements of Operations for the nine months ended March 31, 2007.

     As partial compensation for services rendered, on July 13, 2006, the Company granted one of the scientists a stock option to purchase 100,000 shares of common stock at an exercise price of $1.05 per share, expiring July 12, 2011.
The 100,000 stock options had a fair value at the date of grant of $89,000, which is included in research and development expenses in the Company's
Statements of Operations for the nine months ended March 31, 2007.

     Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $60,733 and $257,160 for the three and nine months ended March 31, 2008. Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $62,003 and $359,992 for the three and nine months ended March 31, 2007.

     As of March 31, 2008, the Company owed the consultant scientists a total of $86,546, which is included in accounts payable at March 31, 2008.

Note 4: Stock Based Compensation

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

     The fair value of stock options is based on the price of a share of the Company's common stock on the date of grant. In determining fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key weighted average assumptions:

                                                                  Three Months Ended      Nine Months Ended
                                                                       March 31,               March 31,
                                                                 --------------------   ---------------------
                                                                   2008       2007         2008       2007
                                                                 ---------  ---------   ---------  ----------

Risk-free interest rate                                              1.86%    *N/A          3.53%       4.67%
Volatility                                                         128.74%    *N/A        145.50%     172.81%
Expected dividend yield                                                 0%    *N/A             0%          0%
Expected life                                                    3.8 years    *N/A      4.5 years   4.6 years
Weighted average Black-Scholes value of options granted              $0.90    *N/A          $1.03       $0.81
     *N/A There were no grants during the three months ended March 31, 2007.


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

     The following table sets forth the share-based compensation cost resulting from stock option grants that was recorded in the Company's Statements of Operations for the three and nine months ended March 31, 2008 and 2007:

                               Three Months Ended      Nine Months Ended
                                    March 31,               March 31,
                             ----------------------   -------------------
                               2008         2007        2008       2007
                             --------   -----------   --------   --------


General and administrative   $   --     $      --     $527,100   $365,750

Research and development        5,563          --       76,813    166,000
                             --------   -----------   --------   --------
     Total                   $  5,563   $      --     $603,913   $531,750
                             ========   ===========   ========   ========


     A summary of the Company's year-to-date stock option activity and related information follows:

                                                                          Weighted
                                                          Weighted         Average
                                                          Average         Remaining     Aggregate
                                                          Exercise       Contractual    Intrinsic
                                          Options           Price            Term          Value
                                          ----------     -----------     -----------    ---------
Outstanding at June 30, 2007               3,180,000     $      1.14
     Grants                                  665,000            1.23
     Expirations                            (30,000)            8.50
                                          ----------
Outstanding at March 31, 2008              3,815,000     $      1.10       6.6 years    $  161,350
                                          ==========

Exercisable at March 31, 2008              3,715,000     $      1.10       6.7 years    $  161,350
                                          ==========

Available for grant at March 31, 2008      2,100,000
                                          ==========


     The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e., the difference between the Company's closing stock price on the last trading day of its third quarter of 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company's stock.

                                       10

     As of March 31, 2008, the Company had approximately $78,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.52 years.

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

     Excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2008, because their effect would be antidilutive, are stock options and warrants to acquire 11,966,028 shares of common stock with a weighted-average exercise price of $0.86 per share. Also excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2008 are 220,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 7 "Convertible Debt" because their effect would be antidilutive.

     Excluded from the computation of diluted net loss per share for the three and nine months ended December March 31, 2007, because their effect would be antidilutive, are stock options and warrants to acquire 12,426,417 shares of common stock with a weighted-average exercise price of $0.99 per share. Also excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2007 are 250,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 7 "Convertible Debt" because their effect would be antidilutive.

     For the three and nine months ended March 31, 2008 and 2007, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 8 "Deferred Wages and Accrued Professional Fees" that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at March 31, 2008 and 2007.

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

     During the nine months ended March 31, 2008, one investor exercised his conversion right and converted his Debenture in the principal amount of $15,000, pursuant to the terms of the 2003 Offering. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $14,802 at the conversion date was recognized as interest expense during the nine months ended March 31, 2008.

     During the three and nine months ended March 31, 2007, two and three investors, respectively, exercised their conversion right and converted Debentures in the combined principal amounts of $25,000 and $50,000, respectively, pursuant to the terms of the 2003 Offering. Accordingly, the carrying value of the convertible debt was reclassified as equity upon conversion. Of the principal amounts of $25,000 and $50,000 converted during the three and nine months ended March 31, 2007, $7,500 was recorded as long-term convertible debt on the balance sheet at the time of conversion. Since the convertible debt instrument included a beneficial conversion feature, the remaining unamortized discount of $7,365 at the conversion date was recognized as interest expense during the three and nine months ended March 31, 2007. The discount related to the remaining principal amounts of $17,500 and $42,500 for the three and nine months ended March 31, 2007 was previously expensed as interest expense during the quarter ended June 30, 2004 when the Company was deemed to be in default with respect to the interest payment terms.

     As of March 31, 2008, accrued interest on the Debentures was $1,371. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $1,294 and $17,397 for the three and nine months ended March 31, 2008. The Company recorded interest expense related to the accretion of the discount on the Debentures of $7,604 and $7,925 for the three and nine months ended March 31, 2007. As of March 31, 2008 the carrying value of the long-term portion of the Debentures was $3,396, net of unamortized debt discount of $41,604.

Note 8: Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At March 31, 2008, the Company has accrued $985,933 related to the deferred payment of salaries and professional fees of which $759,783 is included under deferred wages and $226,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $985,933 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

Note 9: Common Stock

     On June 21, 2007, the Company entered into a private placement offering (the "2007 Offering") of 1,300,000 shares of common stock at $0.90 per share to accredited investors. On October 4, 2007, the Board approved an increase in the offering to 2,000,000 shares of common stock for a total offering price of $1,800,000. On March 14, 2008, the Board determined that it was in the best interests of the Company to extend the termination date of the 2007 Offering and voted to extend the expiration date to May 1, 2008.

     During the three months ended March 31, 2008, the Company raised $120,000 under the terms of the 2007 Offering. Accordingly, the Company issued 133,333 shares of common stock.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company pays the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, during the three months ended March 31, 2008, the Company incurred cash fees payable to the brokerage firm of $12,000. As of March 31, 2008, the Company was current with respect to the amount owed the brokerage firm.

Note 10: Stock Options and Warrants

     Stock Options

     Stock Option Grants

     On November 13, 2007, the Board approved the issuance of stock options, exercisable for a total of 550,000 shares of common stock pursuant to the 1999 Stock Option Plan to certain directors, officers, employees and four consultants of the Company. The grant date of the stock options was November 16, 2007 and they were fully vested upon grant. The stock options granted to directors, officers, and employees are exercisable until November 15, 2017. The stock options granted to the consultants are exercisable until November 15, 2012. The exercise price of the stock options granted to affiliates owning or controlling more than ten percent of the Company's common stock was $1.32. The exercise price of the stock options granted to non-affiliates was $1.20. On November 16, 2007, the date of grant, the Company recognized $65,750 as research and development expense related to the fair value of 75,000 of the stock options and $506,250 as general and administrative expense related to the fair value of 475,000 of the stock options. The fair value of the stock option grants that expire on November 15, 2012 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 111%, risk-free interest rate of 3.30%, expected lives of 2.5 years, and a 0% dividend yield. The fair value of the stock option grants that expire on November 15, 2017 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 156%, risk-free interest rate of 3.68%, expected lives of five years, and a 0% dividend yield.

     On August 20, 2007, the Board elected Robert C. Geib as the Company's Chief Operating Officer, effective September 4, 2007. Mr. Geib's annual base salary was set by the Board at $115,000. In addition, the Board agreed to grant Mr. Geib, on September 4, 2007 an option to purchase 50,000 shares of the Company's common stock, under the Company's 1999 Stock Option Plan, and on March 4, 2008 to grant him an additional option to purchase 50,000 shares of common stock. The exercise price of each grant shall be equal to the closing price of the common stock on the date of grant, or, if the Company's stock is not traded on the date of grant, the first day of active trading following each respective grant date. Each of the two option grants vest 25% on the first anniversary of the grant date, with the remainder vesting at 25% on each of the three subsequent anniversaries of the grant date until the options are fully vested. The exercise prices of the stock options granted on March 4, 2008 and September 4, 2007 were $1.13 and $1.05. The fair value of the option grant on March 4, 2008 was $45,000 at the time of grant. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 129%, risk-free interest rate of 1.86%, expected life of 3.75 years, and a 0% dividend yield. The fair value of the option grant on September 4, 2007 was $44,000 at the time of grant. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions (the original assumptions used were revised during the quarter ended December 31, 2007 to be consistent with second quarter issuances: expected volatility of 140% (originally 81%), risk-free interest rate of 4.26%, expected life of 3.75 years (originally estimated at five years), and a 0% dividend yield. The Company recognized amortization expense of $5,563 and $11,063, during the three and nine months ended March 31, 2008, as research and development expense related to these stock option grants. The effects of revising the weighted average assumptions for the Black-Scholes valuation for the September 4, 2007 was not material to the Company's financial statements.

     On August 21, 2007, the Board nominated Richard L. Palmer to fill the vacancy on the Board created as a result of the death of Mr. William Krivsky in December 2006. Mr. Palmer was subsequently elected by the Stockholders on September 16, 2007 at the Annual Meeting of Stockholders. On September 12, 2007, the Board granted Mr. Palmer an option to purchase 15,000 shares of the Company's common stock, under the Company's 1999 Stock Option Plan. The exercise price of the stock option was $1.50, the closing price of the common stock on the date of grant. The stock option was fully vested upon grant and expires on September 11, 2017. In addition, Mr. Palmer receives $1,000 per month as a compensation for his services as a Board member. The Company recognized $20,850, at the time of grant, as board fee expense for the fair value of the option grant. The fair value of the option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions (the original assumptions used were revised during the quarter ended December 31, 2007 to be consistent with second quarter issuances: expected volatility of 155% (originally 80%), risk-free interest rate of 4.11%, expected life of five years, and a 0% dividend yield. The effects of revising the weighted average assumptions for the Black-Scholes valuation was not material to the Company's financial statements.

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

Note 11: Subsequent Events

     On April 29, 2008, the Board voted to extend the expiration date of the 2007 Offering to June 30, 2008. Subsequent to March 31, 2008, the Company has raised $5,000 under the terms of the 2007 Offering. Accordingly, the Company issued 5,555 shares of common stock.

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

     On March 27, 2007, the Company was issued a patent by the United States Patent and Trademark Office. This patent provides significant patent protection for the improvements made to the Company's EMW technology over the last three years. These improvements have now been incorporated into new hardware and software that have been deployed to the field. To date, two field-ready test sets have been built to utilize the latest improvements.

     During the next twelve months, the Company intends to focus on obtaining revenue generating contracts for the inspection of cased and insulated pipelines. Compared to other inspection methods, the Company believes that its EMW technology possesses unique capabilities, is flexible in its application and provides a cost efficient solution to obtaining valuable information about the condition of the pipeline that is otherwise difficult to obtain. During fiscal year 2008, the Company has continued its marketing efforts in the refining, pipeline and utility insulated and cased pipe inspection markets. With respect to the pipeline and utility market segments, efforts have been particularly focused on "high consequence areas" as that term is defined in the federal Department of Transportation's regulations. However, there can be no assurance that the Company's marketing efforts for the EMW technology in these market segments will be successful. Failure to obtain revenue generating contracts could have a serious and material effect on the business and financial condition of the Company.

     While the Company has, in the past, inspected only for external corrosion and anomalies, it has filed a patent application covering the adaptation of its technology for internal pipeline inspections. The Company is in the early stages of analyzing the market demand and defining the development requirements for the internal pipeline inspection technology. The Company believes that the similarity of the internal inspection technology to its insulated and cased pipeline inspection technology will allow for a shorter development period than the development of the insulated and cased pipeline inspection technology. However, significant design, fabrication and testing must be done before the Company will be able to offer internal pipeline inspection services.

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

     The Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company has raised $1,296,501 under its current effect private placement memorandum (see
Note 9, "Common Stock"). However, management recognizes that in order to meet the Company's capital requirements and continue to operate, it may require additional financing, perhaps through industry-partner investment or through joint ventures or other possible arrangements within the next twelve months. The Company is evaluating alternative sources of financing to improve its cash position. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

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

     During the three months ended March 31, 2008, the Company raised $120,000 under the terms of the 2007 Offering. Accordingly, the Company issued 133,333 shares of common stock. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

     Stock Options

     Stock Option Grants

     On March 4, 2008, pursuant to an employment agreement, the Board granted Robert C. Geib, the Company's Chief Operating Officer, an option to purchase 50,000 shares of the Company's common stock, under the Company's 1999 Stock Option Plan. The exercise price was $1.13, the closing price of the common stock on the first day of active trading following the grant date. The stock option vests 25% on the first anniversary of the grant date, with the remainder vesting at 25% on each of the three subsequent anniversaries of the grant date until the option is fully vested. The fair value of the stock option grant on March 4, 2008 was $45,000. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 129%, risk-free interest rate of 1.86%, expected life of 3.75 years, and a 0% dividend yield. The common stock underlying the stock option is exempt from registration pursuant to Section 4(2) of the Securities Act and the stock option certificate contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

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

     Exhibit 10.1 Royalty Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 10.2   Assignment of Patent Rights (incorporated by reference to
                    Exhibit 10.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 10.3   1999 Stock Option Plan (incorporated by reference to Exhibit
                    10.9 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

     Exhibit 10.4 First Amendment to the 1999 Stock Option Plan (incorporated by reference to Appendix B to the Company's Preliminary Proxy Statement filed with the Commission on September 13,
                    2006).

     Exhibit 10.5 Amendment to Lease dated February 8, 2008 by and between the Company and Long Island Property Management LP. *

     Exhibit 10.6 Consulting Agreement dated April 11, 2007, by and between the Company and R.F. Lafferty. (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 9, 2007).

     Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

     Exhibit 32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

----------
*Filed herewith.

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


                                           PROFILE TECHNOLOGIES, INC.
                                           --------------------------
                                           (Registrant)


Date: May 15, 2008                         /s/ Henry E. Gemino
                                           ----------------------------
                                           Henry E. Gemino
                                           Chief Executive Officer and
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

     Exhibit 10.1 Royalty Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 10.2   Assignment of Patent Rights (incorporated by reference to
                    Exhibit 10.2 to the Company's Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

     Exhibit 10.3   1999 Stock Option Plan (incorporated by reference to Exhibit
                    10.9 to the Company's Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).

     Exhibit 10.4 First Amendment to the 1999 Stock Option Plan (incorporated by reference to Appendix B to the Company's Preliminary Proxy Statement filed with the Commission on September 13,
                    2006).

     Exhibit 10.5 Amendment to Lease dated February 8, 2008 by and between the Company and Long Island Property Management LP. *

     Exhibit 10.6 Consulting Agreement dated April 11, 2007, by and between the Company and R.F. Lafferty. (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 9, 2007).

     Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

     Exhibit 32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

----------
*Filed herewith.