Form 10KSB
period 2008-06-30
PROFILE TECHNOLOGIES INC
filed 2008-09-25
CIK 1014653

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

                     For the fiscal year ended June 30, 2008

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number 000-29196


                           PROFILE TECHNOLOGIES, INC.
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)


                  Delaware                                91-1418002
                  --------                                ----------
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)

         2 Park Avenue, Suite 201                            11030
            Manhasset, New York                              -----
         ------------------------                         (Zip Code)
 (Address of principal executive offices)

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

     The issuer's revenues for the fiscal year ended June 30, 2008 were $30,172.

     The aggregate market value, based on the average bid and asked prices on the OTC Bulletin Board on September 11, 2008, of the voting common stock, $0.001 par value per share, held by non-affiliates of the issuer as of September 11, 2008 was approximately $24,570,282.

     There were 15,634,160 shares of common stock, $0.001 par value per share, outstanding as of September 11, 2008.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information contained in Items 9, 10, 11, 12, and 14 of Part III of this Form 10-KSB have been incorporated by reference to the issuer's Definitive Proxy Statement on Form 14A for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2008.

Transitional Small Business Disclosure Format.  Yes |_|  No  |X|.

================================================================================

                           Profile Technologies, Inc.
                                   Form 10-KSB
                            Year Ended June 30, 2008


                                TABLE OF CONTENTS

--------------------------------------------------------------------------------
Description                                                          Page Number
--------------------------------------------------------------------------------

                                     PART I
                                     ------

ITEM 1.      DESCRIPTION OF BUSINESS...........................................1

ITEM 2.      DESCRIPTION OF PROPERTY...........................................4

ITEM 3.      LEGAL PROCEEDINGS.................................................4

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS...............................................4

                                    PART II
                                    -------

ITEM 5.      MARKET FOR COMMON EQUITY, RELATED
             STOCKHOLDER MATTERS AND SMALL
             BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES....................5

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATION.................................................8

ITEM 7.      FINANCIAL STATEMENTS.............................................13

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE...........................31

ITEM 8A(T).  CONTROLS AND PROCEDURES..........................................31

ITEM 8B.     OTHER INFORMATION................................................31


                                    PART III
                                    --------

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS,
             CONTROL PERSONS AND CORPORATE GOVERNANCE;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................31

ITEM 10.     EXECUTIVE COMPENSATION...........................................32

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS...................32

ITEM 12.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS,
             AND DIRECTOR INDEPENDENCE........................................32

ITEM 13.     EXHIBITS.........................................................33

ITEM 14      PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................34

SIGNATURES....................................................................35

EXHIBIT INDEX.................................................................36

CERTIFICATIONS

                    Preliminary Note Regarding Certain Risks
                         and Forward-Looking Statements


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

                                     PART I

Item 1. Description of Business.

Business Overview

     Profile Technologies, Inc. (the "Company"), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of providing pipeline inspection services to locate corrosion and other anomalies that require assessment to verify pipeline integrity. The Company has developed a patented, non-destructive and non-invasive, high speed scanning process that uses electromagnetic waves to remotely inspect buried and above ground, cased and insulated pipelines for corrosion and other anomalies. The Company's inspection services are available to owners and operators of natural gas and oil pipelines, power plants and refineries, utilities, and other facilities which have cased or insulated pipe. The Company is actively marketing to this sector. In conjunction with providing inspection services, the Company continues research and development of the application of its patented technologies to inspect pipelines for internal corrosion and anomalies as well as for those pipelines that are directly buried.

     The Company completed its first commercial inspection contract to test various insulated pipeline road-crossings at the North Slope of Alaska in 1998. After additional expanded contracts in Alaska through 2003, the Company identified additional markets in buried cased pipelines. Using the Company's experience gained in Alaska and in response to regulatory changes that occurred in 2003 and thereafter, the Company focused its technology development efforts to address the cased pipeline inspection needs of pipeline operators throughout North America. Since that time, significant enhancements have been incorporated into the Company's hardware, software and testing methods. As a result, new patents and intellectual property in pipeline inspection and other industries have developed.

     While the primary objective is to continue to provide inspection services for cased and insulated pipelines using the Company's patented process and equipment, development continues for similar services. Using similar principles as the existing cased and insulated pipe inspection process, the Company believes that pipeline internals and direct buried (i.e. non-cased) pipelines can be inspected and monitored for corrosion and other anomalous conditions as well. The Company seeks to commercially develop these additional processes as secondary objectives with the intent to expand the potential market size and financial standing by broadening the scope of inspection services offered.

Industry Overview

     Refineries, chemical plants, utilities, and the oil and natural gas industries own and operate millions of miles of pipeline, most of which are exposed to environments that lead to corrosion of the pipeline. The ongoing threat of corrosion requires these companies to continually inspect, monitor, and maintain their pipeline infrastructure to ensure that the integrity of its pipeline meets applicable federal, state, and industry standards established by relevant regulatory bodies to protect the public, operating personnel, and the environment.

     The Pipeline and Hazardous Materials Safety Administration (PHMSA), an agency of the U.S. Department of Transportation, is the federal safety authority responsible for the oversight of the interstate natural gas and hazardous liquid pipelines that make up a portion of the 2.3 million miles in the United States. The remaining intrastate pipelines are also regulated by the state in which the pipeline is located. Typically, all such pipelines are required to be inspected periodically for corrosion and other defects. In addition, federal regulations enacted in 2003 have created additional periodic inspection and monitoring requirements for the external and internal surfaces of many hazardous liquid and natural gas pipelines.

     As regulations change and the nation's pipeline infrastructure ages, pipeline companies are constantly searching for new and efficient inspection technologies to assist them in fulfilling their regulatory obligations. With no exception to the inspection requirements, the geometry and design of cased and thermally insulated pipelines limit the available inspection options. The Company feels its EMW inspection process for cased and thermally insulated pipelines, marketed as the EMW-C(TM), provides certain advantages over competing technologies, including greater inspection range, the ability to detect anomalous conditions and features undetectable by other methods, and lower cost long-term monitoring capabilities. Accordingly, the Company is, for the near future, concentrating its marketing efforts on cased and thermally insulated pipelines.

The Company's EMW-C(TM) Inspection Process

     The EMW-C(TM) Inspection Process is a non-destructive corrosion inspection method patented by the Company, for long range assessment of cased and insulated pipelines. The technique uses electromagnetic waves to locate and identify corrosion and other anomalous conditions at distances down the length of the pipeline. This non-intrusive and non-destructive method can be performed without disturbing the pipeline casing or removing the protective insulation. After the initial inspection is performed, connectors may be left on the pipeline to allow for repeat and periodic inspections or monitoring. In addition, the EMW-C(TM) Inspection Process provides corrosion inspection over long lengths of the cased or insulated pipeline section from a single location, as opposed to most other inspection methods, which may only provide for spot point or localized inspections.

     Commercially available since November of 2007, the latest generation of the inspection process, the EMW-C(TM), named for Electromagnetic Wave inspection of Cased pipelines, incorporates enhancements in the process, hardware, and software garnered from years of development and inspection experience. The compact hardware can easily be transported to any job location and operated by a crew of two trained technicians. The equipment is controlled wirelessly from a laptop where all inspection data is collected and stored. The modification of the equipment and its control has made for quicker inspections while improving accuracy and efficiency. This portable system is designed to allow testing of both underground and above-grade, cased and insulated pipelines with one test set. The new rugged and environmentally protected equipment has been used at several pipeline inspections and has proven to be a solid performer in conditions otherwise unfavorable to electronics equipment.

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

     While the Company has obtained some commercial contracts and prospects for expanded commercial contracts in the future appear strong, there can be no assurance that such acceptance will continue to grow or that competitors will not develop newer and better technologies than the EMW-C(TM). There is no assurance that the Company can secure enough inspection contracts to be commercially successful.

Revenues and Customers

     The Company derives revenue solely from the sale of the EMW-C(TM) inspection technology service.

     The Company released the latest generation of its cased insulated pipe inspection service, the EMW-C(TM) in November of 2007. The Company is currently marketing the EMW-C(TM) to pipeline operators while continuing ongoing efforts to develop other similar technologies. Customers may include owners and operators of pipelines including but not limited to refineries, chemical plants, utilities, and the oil and natural gas industries.

     Revenue for the year ended June 30, 2008 was $30,172.

Sales and Marketing

     The Company's sales and marketing strategy has been to position the Company's EMW inspection process as the method of choice to detect pipeline corrosion and anomalous conditions where the pipelines are either inaccessible to other inspection tools, or much more costly to inspect with tools other than the Company's EMW technology. Pipelines are commonly found in refinery and chemical plants (such as insulated, overhead pipes), natural gas distribution systems (such as pipes buried in city streets), and natural gas and oil transmission systems (such as road, bridge and stream crossings and concrete-encased pipes).

     As described above, the Company has fabricated new pipe inspection hardware for the inspection of cased and insulated pipelines and is actively seeking industry acceptance and other financing sources in order to rigorously promote the inspection process. In order to obtain additional revenue generating contracts, the Company intends to emphasize the unique capabilities of its cased and insulated pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. In fiscal year 2009, the Company intends to continue its marketing efforts in the pipeline inspection markets in North America, particularly in "high consequence areas" as defined in the federal Department of Transportation's regulations. However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW technology on natural gas utility and pipeline markets.

Patents, Intellectual Property and Licensing

     The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 2008, the Company had 12 issued and pending U.S. patents and 9 issued and pending foreign patents.

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

     The Company's EMW inspection service is designed to help pipeline operators quickly and less expensively screen cased, insulated, or hard to-access piping for external corrosion. Although its technology does not provide pipeline and plant operators with all the data they will require to manage and remediate corrosion, when used as a "front-end" screening tool in combination with one or more spot inspection tools, it can dramatically lower the cost of acquiring all of the data necessary to manage corrosion risks to their piping systems. There can be no assurances, however, that the Company's competitors will not develop newer, more efficient and less costly technologies.

Research and Development Expenditures

     During the last year, the Company has re-developed and improved the hardware and software it uses to detect corrosion on cased and insulated pipe. As a result of such re-development and improvement, the Company believes that its technology is now ready to obtain broad acceptance in the U.S pipeline and utility industry segments. However, additional funding and certifications must be acquired to gain significant market share in the Company's target markets.

     Research and development expenses for the years ended June 30, 2008 and 2007 were $420,674 and $458,911.

Employees and Consultants

     As of June 30, 2008, the Company had six full-time employees.

     The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the years ended June 30, 2008 and 2007, the Company incurred cash fees payable to the scientists of $299,799 and $266,968.

     As partial compensation for services rendered, on November 16, 2007, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.20 per share, expiring November 15, 2012. The 50,000 stock options had a fair value at the date of grant of $38,000, which is included in research and development expense in the Company's Statements of Operations for the year ended June 30, 2008.

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

     Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $337,799 and $432,968 for the years ended June 30, 2008 and 2007.

     As of June 30, 2008, the Company owed the consultant scientists a total of $84,761, which is included in accounts payable at June 30, 2008.

Research and Development Expenditures

     During the last year, the Company has re-developed and improved the hardware and software it uses to detect corrosion on cased and insulated pipe. As a result of such re-development and improvement, the Company believes that its technology is now ready to obtain broad acceptance in the U.S pipeline and utility industry segments. However, additional funding and certifications must be acquired to gain significant market share in the Company's target markets.

     Research and development expenses for the years ended June 30, 2008 and 2007 were $420,674 and $458,911.

Item 2. Description of Property.

     The Company's corporate office is located at 2 Park Avenue, Suite 201, Manhasset, NY 11030. On February 8, 2008, the Company entered into an amendment to their existing operating lease, extending the lease for a period of one year commencing on March 1, 2008 and terminating on February 28, 2009. The annual rent is $10,164.

     On May 14, 2008, the Company entered into a one year operating lease agreement with a non-affiliate to lease 918 square feet of office space, 2,576 square feet of warehouse space and 7,500 square feet of yard space in Albuquerque, New Mexico. This facility is used for the research and development of its pipeline inspection technology. The Company paid a refundable security deposit of $2,000 and last month rent deposit of $2,500. Monthly rent is $2,500 plus monthly triple net costs of $350. The lease expires on May 30, 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended June 30, 2008.

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

                                                   Range of
                                                  Bid Prices
                                                  -----------
                                                High         Low
                                               ------      ------
            Fiscal Year 2008
                 First Quarter                 $1.90        $1.05
                 Second Quarter                $1.80        $1.01
                 Third Quarter                 $1.40        $0.90
                 Fourth Quarter                $1.50        $0.90

            Fiscal Year 2007
                 First Quarter                 $1.39        $0.60
                 Second Quarter                $1.35        $0.66
                 Third Quarter                 $1.19        $0.93
                 Fourth Quarter                $1.30        $0.86


     As of June 30, 2008, the Company had approximately 1,070 holders of record of the Company's common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of the Company's existing equity compensation plans, as of June 30, 2008.


                                                                            Number of
                                                                            securities
                                                                            remaining
                                                                          available for
                                       Number of                         future issuance
                                    securities to be   Weighted-average    under equity
                                      issued upon       exercise price     compensation
                                      exercise of       of outstanding   plans (excluding
                                      outstanding          options,         securities
                                   options, warrants     warrants and      reflected in
          Plan Category                and rights           rights          column (a))
          -------------                ----------           ------          -----------
                                          (a)                (b)                (c)
          -------------                ----------           ------          -----------

    Equity compensation plans          1,370,000            $1.03            2,030,000
approved by security holders (1)

  Equity compensation plans not       3,364,600(3)          $1.03               N/A
 approved by security holders(2)

              Total                    4,734,600            $1.03            2,030,000

----------
(1)  Consists of grants under the Company's 1999 Stock Option Plan.

(2) Consists of grants under individual compensation arrangements approved separately by the Board of Directors and are not part of any written or formal plan under which the Company will be obligated to issue equity compensation in the future.

(3) Includes non-qualified stock options granted to officers, directors, and consultants to purchase 2,385,000 shares of common stock and warrants to purchase 979,600 shares of common stock.

     The stock options granted to officers, directors, and consultants were granted with an exercise price at or greater than the fair value of the Company's common stock on the date of grant as reported by the OTCBB.
     Compensatory stock options granted outside of the 1999 Stock Option Plan consists of the following: (a) 1,850,000 options at an exercise price of $1.155, of which 1,600,000 expire on February 15, 2015 and 250,000 expire on February 15, 2010, (b) 200,000 options at an exercise price of $1.12 per share, expiring on December 12, 2015, (c) 150,000 options at an exercise price of $1.21 per share, expiring on December 12, 2015, (d) 85,000 options at an exercise price of $1.12, expiring on December 12, 2010, and (e)
     100,000 options at $1.05, expiring on July 12, 2011.

     Compensatory warrants consists of the following: (a) 439,600 warrants at an exercise price of $0.60 per share, expiring on August 14, 2011, (b) 40,000 warrants at an exercise price of $0.70 per share, expiring on December 16, 2008, (c) 450,000 warrants at an exercise price of $0.86 per share, expiring on November 12, 2006, and (d) 50,000 warrants at an exercise price of $1.00 per share, expiring on April 10, 2012.

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

                                       6

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

     During the year ended June 30, 2008, one investor exercised his conversion right under the Debenture and converted $15,000 of principal pursuant to the terms of the 2003 Offering. Accordingly, the Company issued 30,000 shares of common stock in accordance with the conversion terms of the Debentures. In addition, during the year ended June 30, 2008 one investor exercised his warrant related to the Debenture and purchased 60,000 shares of common stock at $0.75 per share. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act and the stock certificate contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

     Common Stock

     On June 21, 2007, the Company entered into a private placement offering (the "2007 Offering") of 1,300,000 shares of common stock at $0.90 per share to accredited investors. On October 4, 2007, the Board approved an increase in the offering to 2,000,000 shares of common stock for a total offering price of $1,800,000.

     During the year ended June 30, 2008, the Company raised $1,296,501 under the terms of the 2007 Offering. Accordingly, the Company issued 1,440,554 shares of common stock. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

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

     On September 4, 2007, pursuant to an employment agreement, the Board granted Robert C. Geib, the Company's Chief Operating Officer, a stock option to purchase 50,000 shares of the Company's common stock at an exercise price of $1.05 per share, under the Company's 1999 Stock Option Plan. In addition, pursuant to the same employment agreement, on March 4, 2008, the Board granted Mr. Geib an additional stock option to purchase 50,000 shares of common stock at an exercise price of $1.13 per share. Each of the two option grants vest 25% on the first anniversary of the grant dates, with the remainder vesting at 25% on each of the three subsequent anniversaries of the grant dates until the options are fully vested. The common stock underlying the stock options is exempt from registration pursuant to Section 4(2) of the Securities Act and the stock option certificate contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

     On September 12, 2007, in recognition for being elected to the Board, the Board granted Richard L. Palmer an option to purchase 15,000 shares of the Company's common stock at an exercise price of $1.50 per share, under the Company's 1999 Stock Option Plan. The stock option was fully vested upon grant and expires on September 11, 2017.

     Stock Option Exercises

     On May 29, 2008, a consulting scientist exercised a stock option to purchase a total of 50,000 shares of the Company's common stock at $0.55 per share. The issuance of the common stock is exempt from registration pursuant to
Section 4(2) of the Securities Act and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.


Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

     The Company's core business is based on the technologies that it has developed and patented for inspection of pipelines using electromagnetic waves. Born from these technologies, the Company has researched and developed inspection methods that have become commercial or near commercial products and services. The Company currently offers a service to inspect cased and thermally insulated pipelines. This service is marketed by the Company as the EMW-C(TM). The Company is also in the process of adapting its technology to inspect pipeline internals for corrosion and other anomalous conditions and has filed patents for this adaptation. Other applications including inspection of direct buried pipelines and expansion to other non-pipeline industries are also in consideration for development.

     Capital will be expended to support operations until the Company can generate sufficient cash flows from operations. In order to do so, the Company must obtain additional revenue generating contracts for the use of its commercially available EMW-C(TM) service. The Company has identified a significant need for cased and insulated pipeline inspection services throughout North America and abroad. The Company believes that its EMW technology possesses unique capabilities, is flexible in its application and provides a cost efficient solution to obtaining valuable information about the condition of the pipeline that is otherwise difficult to obtain. The Company is working to position itself as the preferred inspection method by working with pipeline operators, associations, and regulatory agencies to provide them with an understanding of the Company's EMW technology and its advantages. The Company has, and will continue to provide demonstrations, visit with pipeline operators, and provide presentations at industry conferences. Since the availability of the EMW-C(TM) in November of 2007, this effort has already resulted in several field demonstrations and revenue generating contracts and has likewise raised interest for additional field inspections.

     As revenue is generated, the Company will continue to manufacture its EMW inspection equipment. The Company will also need to hire and train additional technicians to provide inspection services as demand requires. The Company expects that if revenue contracts are secured, working capital requirements will increase. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts. Additionally, the Company anticipates that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support future growth. In time, with increased sales, the Company may consider its position as a service provider and alternatively sell or lease its service to pipeline operators and/or inspection service providers while maintaining the intellectual rights to the technology and equipment.

     At times when resources and funds are available, the Company will continue to further develop its secondary technologies with the intent to offer them commercially. The internal pipeline inspection method is best suited as the next potential product as patents have already been filed and the development closely aligns with that of the existing cased and insulated pipeline inspection method. The Company has already fielded inquires about this new method from potential customers and expects the development time to be 12 to 24 months, building upon the previous research already conducted. However, the Company does not expect to proceed to full time development of this method until greater revenues are achieved from the EMW-C(TM) or alternate funding and resources are made available.

     The Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. On August 15, 2008, the Company closed a private offering of its common stock, raising gross proceeds of $2,295,404 from the sale of 2,550,440 shares of common stock (see
Note 9, "2007 Private Placement Equity Offering"). However, management recognizes that in order to meet the Company's capital requirements and continues to operate, it may require additional financing, perhaps through industry-partner investment or through joint ventures or other possible arrangements within the next twelve months. The Company is evaluating alternative sources of financing to improve its cash position. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.

Results of Operations

     Revenue for the years ended June 30, 2008 and 2007 was $30,172 and $0. Revenue for the year ended June 30, 2008 consists of pipeline inspections performed for two customers. Prior to obtaining these revenue generating contracts, the Company was engaged solely in the redevelopment and improvement of its testing hardware and software.

     Cost of revenue for the years ended June 30, 2008 and 2007 was $46,266 and $0. Cost of revenue for the year ended June 30, 2008 includes travel expenses to mobilize and demobilize field crews to and from the inspection site and employee and consultant compensation expense to prepare for the job, inspect the pipelines, and interpret and report the related data to the customer.

     Research and development expense for the year ended June 30, 2008 was $420,674 as compared to $458,911 for the year ended June 30, 2007. The decrease of $38,237 is substantially the result of a decrease in the fair value of equity compensation granted to consultants and employees during the year ended June 30, 2008 as compared to the year ended June 30, 2007. Included in research and development expense for the year ended June 30, 2008 is $82,375 for the fair value of 175,000 stock options (of which only 87,500 stock options are vested at June 30, 2008). Included in research and development expense for the year ended June 30, 2007 is $166,000 for the fair value of 200,000 stock options (all fully vested). The decrease of $83,625 in research and development expense due to the decrease in the fair value of equity compensation was offset by an increase of $32,830 in research and development related consulting fees for the year ended June 30, 2008 compared to 2007. The increase in consulting related fees during the year ended June 30, 2008 was due to the Company's increased efforts to reach commercial viability for its pipeline inspection technology.

     Selling expense for the year ended June 30, 2008 was $92,199 as compared to $0 for the year ended June 30, 2007. Selling expense is primarily comprised of salary expense for employees who spend time meeting with prospective customers, costs that are incurred by the Company to provide field demonstrations to prospective customers, and costs incurred to attend conferences and trade shows.

     General and administrative expenses for the year ended June 30, 2008 were $1,209,567 as compared to $1,350,186 for the year ended June 30, 2007. The decrease is primarily due to $346,500 recorded in the year ended June 30, 2007 for the Board approved issuance of warrants exercisable for a total of 450,000 shares of common stock to certain directors and officers of the Company. This decrease was offset by increases in equity compensation expense of $161,350 and professional fees of $80,598 for the year ended June 30, 2008 compared to 2007. The increase in professional fees was primarily due to increased patent and legal fees. Also contributing to the decrease in general and administrative expenses for the year ended June 30, 2008 as compared to 2007 is a decrease in rent expense of $14,586 due to the termination of the Ferndale, WA facility lease in September 2007.

     Loss from operations for the year ended June 30, 2008 was $1,738,534 as compared to $1,809,097 for the year ended June 30, 2007. The decrease of $70,563, or 4%, is primarily due to the decrease in research and development and general and administrative expenses resulting from an overall decrease in equity compensation issued to the Company's employees, directors and consultants during the year ended June 30, 2008 as compared to the year ended June 30, 2007. Offsetting these increases is an increase in selling expense due to the Company providing demonstrations, visiting with pipeline operators, and providing presentations at industry conferences in anticipation of obtaining revenue generating contracts.

     Interest expense for the year ended June 30, 2008 was $27,281 as compared to $19,083 for the year ended June 30, 2007. The increase of $8,198 is substantially the impact of investors exercising their conversion right in accordance with the terms of the 2003 Offering. One investor exercised his conversion right during the year ended June 30, 2008 as compared to three investors during the year ended June 30, 2007. However, the unamortized discount recognized as interest expense upon conversion was $14,802 during the year ended June 30, 2008 as compared to $7,365 during the year ended June 30, 2007. The accretion of the discount on the Debentures also contributed to the increase in interest expense. Accreted interest on the Debentures was $4,681 for the year ended June 30, 2008 as compared to $945 for the year ended June 30, 2007. These increases were offset by a decrease in interest expense on the 5% interest bearing Debentures as a result of the reduction in the outstanding principal balance due to investors exercising their conversion right and converting their Debentures to equity.

     Interest income for the year ended June 30, 2008 was $14,673 as compared to $3,596 for the year ended June 30, 2007. The increase of $11,077 is entirely attributable to the interest earned on the $1,296,501 received under the terms of the 2007 Offering during the year ended June 30, 2008. There were no funds received under the terms of the 2007 Offering during the year ended June 30, 2007.

Liquidity and Capital Resources

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $16,406,198 through June 30, 2008, and had negative working capital of $936,911 as of June 30, 2008. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At June 30, 2008, the Company has accrued $1,001,942 related to the deferred payment of salaries and professional fees of which $769,792 is included under deferred wages and $232,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,001,942 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

     During the year ended June 30, 2008, one investor exercised his conversion right and converted his Debenture in the principal amount of $15,000, pursuant to the terms of the 2003 Offering. Accordingly the investor was issued 30,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $14,802 at the conversion date was recognized as interest expense during the year ended June 30, 2008.

     During the year ended June 30, 2007 three investors exercised their conversion right and converted Debentures in the combined principal amount of $50,000, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued a total of 100,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Of the $50,000 converted during the year ended June 30, 2007, $7,500 was recorded as long-term convertible debt on the balance sheet at the time of conversion. Accordingly, upon conversion, the remaining unamortized discount of $7,365 related to the long-term portion of the convertible debt at the conversion date was recognized as interest expense and is included in interest expense for the year ended June 30, 2007. The discount related to the remaining principal amount of $42,500 was previously expensed as interest expense during the quarter ended June 30, 2004 when the Company was deemed to be in default with respect to the interest payment terms.

     As of June 30, 2008, accrued interest on the Debentures was $1,371. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $19,483 and $8,310 for the years ended June 30, 2008 and 2007. As of June 30, 2008 the carrying value of the long-term portion of the Debentures was $2,970, net of unamortized debt discount of $32,030. As of June 30, 2008 the carrying value of the current portion of the Debentures was $67,512, net of unamortized debt discount of $7,488.

     2007 Private Placement Equity Offering

     On June 21, 2007, the Company entered into a private placement offering (the "2007 Offering") of 1,300,000 shares of common stock at $0.90 per share to accredited investors. On October 4, 2007, the Board approved an increase in the offering to 2,000,000 shares of common stock for a total offering price of $1,800,000. On June 24, 2008, the Board determined that it was in the best interests of the Company to extend the termination date of the 2007 Offering and voted to extend the expiration date to August 15, 2008.

     During the year ended June 30, 2008, the Company raised $1,296,501 under the terms of the 2007 Offering. Accordingly, the Company issued 1,440,554 shares of common stock.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company pays the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, during the year ended June 30, 2008, the Company incurred cash fees payable to the brokerage firm of $129,650. As of June 30, 2008, the Company was current with respect to the amount owed the brokerage firm.

     Other Commitments

     The Company's other contractual obligations consist of commitments under an operating lease and repayment of a loan payable to a stockholder.

     As of June 30, 2008, the Company had an outstanding loan payable to a stockholder with a principal amount of $7,500. The terms stockholder note is described under "Note 6: Related Parties - Notes Payable to Stockholders."

     As of June 30, 2008, the Company has future minimum lease payments of approximately $31,776 under its operating lease.

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

Item 7. Financial Statements


                           Profile Technologies, Inc.


                                Table of Contents




                                                                            Page

Report of Independent Registered Public Accounting Firm                       14

Balance Sheets as of June 30, 2008 and 2007                                   15

Statements of Operations for Years Ended June 30, 2008 and 2007               16

Statements of Stockholders' Deficit for Years Ended June 30, 2008 and 2007    17

Statements of Cash Flows for Years Ended June 30, 2008 and 2007               18

Notes to Financial Statements                                                 19

--------------------------------------------------------------------------------
PETERSON SULLIVAN PLLC
--------------------------------------------------------------------------------

Certified Public Accountants                 Tel 206.382.7777 * Fax 206.382.7700
601 Union Street, Suite 2300                                http://www.pscpa.com
Seattle, Washington 98101





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

The Board of Directors
Profile Technologies, Inc.


We have audited the accompanying balance sheets of Profile Technologies, Inc. as of June 30, 2008 and 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. as of June 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cumulative losses and had negative working capital of $936,911 at June 30, 2008. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/ s / PETERSON SULLIVAN PLLC

Seattle, Washington
September 10, 2008


                                                 PROFILE TECHNOLOGIES, INC.
                                                       Balance Sheets


                                                                                               June 30,        June 30,
                                                                                                 2008            2007
                                                                                             ------------    ------------
                                                           Assets

Current assets:
         Cash and cash equivalents                                                           $    294,113    $    119,585
         Accounts receivable                                                                       16,872            --
         Prepaid expenses and other current assets                                                 11,557          11,372
                                                                                             ------------    ------------

                Total current assets                                                              322,542         130,957

Equipment, net of accumulated depreciation of $12,791 and $10,170                                   7,567          10,188
Other assets                                                                                        7,303           3,504
                                                                                             ------------    ------------

                Total assets                                                                 $    337,412    $    144,649
                                                                                             ============    ============

                                            Liabilities and Stockholders' Deficit

Current liabilities:
         Accounts payable                                                                    $    168,484    $    157,225
         Notes payable to stockholders                                                              7,500           7,500
         Current portion of convertible debt, net of unamortized discount of $7,488 and $0         67,512          65,000
         Deferred wages                                                                           769,792         739,683
         Accrued professional fees                                                                232,150         210,150
         Accrued interest                                                                           1,371           1,558
         Other accrued expenses                                                                    12,644          12,644
                                                                                             ------------    ------------

                Total current liabilities                                                       1,259,453       1,193,760

Long-term convertible debt, net of unamortized discount of $32,030 and $59,001                      2,970             999

Stockholders' deficit:
         Common stock, $0.001 par value:  35,000,000 shares authorized,
                14,383,705 and 12,798,706 shares issued and outstanding                            14,384          12,799
         Common stock issuable; 5,555 and no shares                                                     6            --
         Additional paid-in capital                                                            15,466,797      13,599,061
         Accumulated deficit                                                                  (16,406,198)    (14,661,970)
                                                                                             ------------    ------------

                Total stockholders' deficit                                                      (925,011)     (1,050,110)

Commitments, contingencies and subsequent events

                                                                                             ------------    ------------
         Total liabilities and stockholders' deficit                                         $    337,412    $    144,649
                                                                                             ============    ============

                                      See accompanying notes fo financial statements.


                             PROFILE TECHNOLOGIES, INC.
                              Statements of Operations


                                                                Years Ended
                                                                  June 30,
                                                            2008            2007
                                                        ------------    ------------

Revenue                                                 $     30,172    $       --
Cost of revenue                                              (46,266)           --
                                                        ------------    ------------
       Gross margin                                          (16,094)           --

Operating expenses:
       Research and development                              420,674         458,911
       Selling                                                92,199            --
       General and administrative                          1,209,567       1,350,186
                                                        ------------    ------------

       Total operating expenses                            1,722,440       1,809,097
                                                        ------------    ------------

       Loss from operations                               (1,738,534)     (1,809,097)

Gain on sale of fixed assets                                   6,914            --
Interest expense                                             (27,281)        (19,083)
Interest income                                               14,673           3,596
                                                        ------------    ------------

       Net loss                                         $ (1,744,228)   $ (1,824,584)
                                                        ============    ============

Basic and diluted net loss per share                    $      (0.12)   $      (0.14)

Weighted average shares outstanding used to
       calculate basic and diluted net loss per share     13,980,993      12,596,188




                   See accompanying notes fo financial statements.


                                             PROFILE TECHNOLOGIES, INC.
                                        Statements of Stockholders' Deficit
                                    For the Years Ended June 30, 2008 and 2007


                                                                    Common Stock              Common Stock Issuable
                                                             ---------------------------   ----------------------------
                                                                Shares         Amount         Shares          Amount
                                                             ------------   ------------   ------------    ------------

Balance at June 30, 2006                                       12,111,445   $     12,111        345,000    $        345

Issuance of common stock previously reported as "issuable"        345,000            345       (345,000)           (345)
Issuance of common stock for services                             100,000            100           --              --
Issuance of common stock warrants and options
       for services to consultants                                   --             --             --              --
Issuance of common stock warrants and options
       for services to employees and board of directors              --             --             --              --
Issuance of common stock upon conversion
       of notes payable to stockholders to equity                  71,428             72           --              --
Issuance of common stock upon conversion
       of convertible debt to equity                              100,000            100           --              --
Exercise of stock options                                          50,000             50           --              --
Exercise of warrants                                               20,833             21           --              --

Net loss                                                             --             --             --              --
                                                             ------------   ------------   ------------    ------------

Balance at June 30, 2007                                       12,798,706   $     12,799           --      $       --

Issuance of common stock warrants and options
       for services to consultants                                   --             --             --              --
Issuance of common stock warrants and options
       for services to employees and board of directors              --             --             --              --
Issuance of common stock related to the 2007 Offering           1,434,999          1,435          5,555               6
Common stock issuance costs related to the 2007 Offering             --             --             --              --
Issuance of common stock upon conversion
       of convertible debt to equity                               30,000             30           --              --
Exercise of stock options                                          50,000             50           --              --
Exercise of warrants                                               70,000             70           --              --

Net loss                                                             --             --             --              --
                                                             ------------   ------------   ------------    ------------

Balance at June 30, 2008                                       14,383,705   $     14,384          5,555    $          6
                                                             ============   ============   ============    ============

Table continues below.
                                                              Additional                        Total
                                                               Paid-in       Accumulated    Stockholders'
                                                               Capital         Deficit         Deficit
                                                             ------------    ------------    ------------

Balance at June 30, 2006                                     $ 12,452,321    $(12,837,386)   $   (372,609)

Issuance of common stock previously reported as "issuable"           --              --              --
Issuance of common stock for services                             104,900            --           105,000
Issuance of common stock warrants and options
       for services to consultants                                195,450            --           195,450
Issuance of common stock warrants and options
       for services to employees and board of directors           685,300            --           685,300
Issuance of common stock upon conversion
       of notes payable to stockholders to equity                  49,928            --            50,000
Issuance of common stock upon conversion
       of convertible debt to equity                               49,900            --            50,000
Exercise of stock options                                          40,450            --            40,500
Exercise of warrants                                               20,812            --            20,833

Net loss                                                             --        (1,824,584)     (1,824,584)
                                                             ------------    ------------    ------------

Balance at June 30, 2007                                     $ 13,599,061    $(14,661,970)   $ (1,050,110)

Issuance of common stock warrants and options
       for services to consultants                                 83,600            --            83,600
Issuance of common stock warrants and options
       for services to employees and board of directors           525,876            --           525,876
Issuance of common stock related to the 2007 Offering           1,295,060            --         1,296,501
Common stock issuance costs related to the 2007 Offering         (129,650)           --          (129,650)
Issuance of common stock upon conversion
       of convertible debt to equity                               14,970            --            15,000
Exercise of stock options                                          27,450            --            27,500
Exercise of warrants                                               50,430            --            50,500

Net loss                                                             --        (1,744,228)     (1,744,228)
                                                             ------------    ------------    ------------

Balance at June 30, 2008                                     $ 15,466,797    $(16,406,198)   $   (925,011)
                                                             ============    ============    ============

                                See accompanying notes fo financial statements.


                                                 PROFILE TECHNOLOGIES, INC.
                                                  Statements of Cash Flows

                                                                                                        Years Ended
                                                                                                          June 30,
                                                                                                     2008           2007
                                                                                                 -----------    -----------

Cash flows from operating activities:
        Net loss                                                                                 $(1,744,228)   $(1,824,584)
        Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                                           2,621          5,442
               Gain on sale of fixed assets                                                           (6,914)          --
               Accreted discount on convertible debt                                                   4,681            945
               Amortization of convertible debt discount included in interest expense                 14,802          7,365
               Amortization of debt issuance costs                                                       160            520
               Equity issued for services to consultants                                              83,600        300,450
               Equity issued for services to employees and board of directors                        525,876        685,300
               Changes in operating assets and liabilities:
                    Accounts receivable                                                              (16,872)          --
                    Prepaid expenses and other current assets                                           (185)         1,350
                    Other assets                                                                      (3,959)        (1,634)
                    Accounts payable                                                                  11,259        (14,828)
                    Deferred wages                                                                    30,109         28,082
                    Accrued professional fees                                                         22,000         18,000
                    Accrued interest                                                                    (187)          (624)
                                                                                                 -----------    -----------
                    Net cash used in operating activities                                         (1,077,237)      (794,216)

Cash flows from investing activities:
        Proceeds from sale of fixed assets                                                             6,914           --
                                                                                                 -----------    -----------
                    Net cash provided by investing activities                                          6,914           --

Cash flows from financing activities:
        Common stock issuance costs                                                                 (129,650)          --
        Proceeds from issuance of common stock                                                     1,296,501           --
        Proceeds from exercise of stock options and warrants                                          78,000         61,333
                                                                                                 -----------    -----------
                    Net cash provided by financing activities                                      1,244,851         61,333
                                                                                                 -----------    -----------

                    Increase (decrease) in cash                                                      174,528       (732,883)

Cash at beginning of period                                                                          119,585        852,468
                                                                                                 -----------    -----------

Cash at end of period                                                                            $   294,113    $   119,585
                                                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                                   $     7,785    $    10,709
        Convertible debt and related accrued interest converted into 30,000 and 100,000 shares
               of common stock during the years ended June 30, 2008 and 2007                     $    15,000    $    50,000
        Notes payable to stockholders converted into 71,428 shares of common stock
               during the year ended June 30, 2007                                               $      --      $    50,000


                                       See accompanying notes fo financial statements.

                                                             18

Note 1: Description of Business

     Profile Technologies, Inc. (the "Company"), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of providing pipeline inspection services to locate corrosion and other anomalies that require assessment to verify pipeline integrity. The Company has developed a patented, non-destructive and non-invasive, high speed scanning process that uses electromagnetic waves to remotely inspect buried and aboveground, cased and insulated pipelines for corrosion and other anomalies. The Company's inspection services are available to owners and operators of natural gas and oil pipelines, power plants and refineries, utilities, and other facilities which have cased or insulated pipe. The Company is actively marketing to this sector. In conjunction with providing inspection services, the Company continues research and development of the application of its patented technologies to inspect pipelines for internal corrosion and anomalies as well as for those pipelines that are directly buried.

Note 2: Liquidity

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $16,406,198 through June 30, 2008, and had negative working capital of $936,911 as of June 30, 2008. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3: Summary of Significant Accounting Policies

     Cash and cash equivalents

     Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. On occasion, the Company has amounts deposited with financial institutions in excess of federally insured limits.

     Accounts Receivable

     Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer's financial condition and credit history and economic conditions. To date, the Company has not deemed it necessary to record an allowance for doubtful accounts.

     Concentration of Credit Risk and Fair Value of Financial Instruments

     The Company extends credit to customers based on an evaluation of their financial condition. The Company does not require any collateral.

     Revenue for the year ended June 30, 2008 consisted of pipeline inspections performed for two customers. The Company cannot be assured that additional revenue generating contracts will be secured in the future.

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

     Selling Expenses

     Selling expense is primarily comprised of salary expense for employees who spend time meeting with prospective customers, costs that are incurred by the Company to provide field demonstrations to prospective customers, and costs incurred to attend conferences and trade shows.

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

     Research and Development

     Research and development costs are expensed when incurred. During the years ended June 30, 2008 and 2007, the Company incurred $420,674 and $458,911 on research and development activities.

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

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Fnancial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes ("SFAS 109") as clarified by FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the tax bases of assets and liabilities and their carrying amount for financial reporting purposes, as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of deferred income tax assets, the Company considers whether it is "more likely than not," according to the criteria of SFAS 109, that some portion or all of the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. FIN 48 requires that the Company recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

     Vendor Concentration

     Consultant Scientist Fees

     The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the years ended June 30, 2008 and 2007, the Company incurred cash fees payable to the scientists of $299,799 and $266,968.

     As partial compensation for services rendered, on November 16, 2007, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.20 per share, expiring November 15, 2012. The 50,000 stock options had a fair value at the date of grant of $38,000, which is included in research and development expense in the Company's Statements of Operations for the year ended June 30, 2008.

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

     Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $337,799 and $432,968 for the years ended June 30, 2008 and 2007.

     As of June 30, 2008, the Company owed the consultant scientists a total of $84,761, which is included in accounts payable at June 30, 2008.

     Segment Reporting

     The Company has one operating segment. Expenses incurred to date are reported according to their expense category.

     Comprehensive Income (Loss)

     Comprehensive income (loss) is equal to net income (loss) for the years ended June 30, 2008 and 2007.

     Recently Issued Accounting Standards Not Yet Adopted

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FASB Staff Position No. SFAS 157-2 was issued in February 2008. SFAS 157-2 delayed the application of SFAS 157 for non-financial assets and non-financial liabilities, except items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company does not expect the application of SFAS No. 157 to have a material effect on the Statements of Operations and Balance Sheet.

     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits an instrument by instrument election to account for selected financial assets and liabilities at fair value. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex hedge accounting provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, are not met. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact SFAS No. 159 will have on the Statements of Operations and Balance Sheet.

Note 4: Stock Based Compensation, Stock Options and Warrants

     On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R Share-Based Payment ("SFAS 123R"). Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation expense was required to be recognized for stock options granted that had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

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

     The fair value of stock options is based on the price of a share of the Company's common stock on the date of grant. In determining fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key weighted average assumptions:

                                                                Year Ended
                                                                 June 30,
                                                         -----------------------
                                                            2008         2007
                                                            ----         ----

Risk-free interest rate                                      3.53%        4.67%
Expected Volatility                                        145.50%      172.81%
Expected dividend yield                                         0%           0%
Expected life                                            4.5 years    4.6 years
Weighted average Black-Scholes value of options granted      $1.03        $0.81


     The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is calculated based on the historical weekly closing stock prices for the same period as the expected life of the option. As permitted by SAB 107, the Company uses the "simplified" method for determining the expected term of its "plain vanilla" stock options. SFAS 123R also requires that the Company recognize compensation expense for only the portion of stock options that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. To date, the Company has not experienced any forfeitures. If the actual number of forfeitures differs from those estimated by the Company, additional adjustments to compensation expense may be required in future periods. The Company's stock price volatility, option lives and expected forfeiture rates involve management's best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

     The following table sets forth the share-based compensation cost resulting from stock option grants that was recorded in the Company's Statements of Operations for the years ended June 30, 2008 and 2007:

                                  Year Ended
                                   June 30,
                             -------------------
                               2008       2007
                             --------   --------


General and administrative   $527,100   $365,750

Research and development       82,376    166,000
                             --------   --------
     Total                   $609,476   $531,750
                             ========   ========


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

     Since the inception of the 1999 Plan, and prior to the amendment approved in November 2006, the Company made various stock option grants that had expiration dates exceeding five years from the date of grant. These stock option grants were deemed to be granted outside of the 1999 Plan.

     A summary of the Company's stock option activity for the years ended June
30, 2008 and 2007 and related information follows:

                                                                        Weighted
                                                         Weighted        Average
                                             Number       Average       Remaining    Aggregate
                                               of        Exercise      Contractual   Intrinsic
                                           Options (1)     Price          Term         Value
                                           ----------    ---------     -----------   ---------
Outstanding at June 30, 2006                2,700,000    $   1.18

     Grants                                   675,000        0.91
     Exercises                               (50,000)        0.81
     Cancellations                           (30,000)        0.55
     Expirations                            (115,000)        1.05
                                           ----------
Outstanding at June 30, 2007                3,180,000    $   1.14

     Grants                                   665,000        1.23
     Exercises                               (50,000)        0.55
     Expirations                             (40,000)        6.50
                                           ----------
Outstanding at June 30, 2008                3,755,000    $   1.11      6.45 years    $1,277,450
                                           ==========

Exercisable at June 30, 2008                3,655,000    $   1.11      6.50 years    $1,257,450
                                           ==========

Available for grant at June 30, 2008 (2)    2,030,000
                                           ==========



(1) Consists of stock options outstanding under the 1999 Plan and stock options outstanding that were granted outside of the 1999 Plan.

(2) Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the 1999 Plan.

     The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e., the difference between the Company's closing stock price on the last trading day of its fourth quarter of 2008 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Company's stock.

     The aggregate intrinsic value of stock options exercised during the years ended June 30, 2008 and 2007 was $25,000 and $14,500.

     As of June 30, 2008, the Company had approximately $72,000 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.27 years.

     The following table summarizes information about stock options outstanding at June 30, 2008:

                             Options outstanding                      Options exercisable
                     ------------------------------------   -------------------------------------
                                     Weighted                               Weighted
                                     average     Weighted                    average     Weighted
                      Number of     remaining    average     Number of      remaining     average
                       options     contractual   exercise     options      contractual   exercise
Exercise prices      outstanding   life (years)   price     exercisable   life (years)     price
---------------      -----------   ------------  --------   -----------   ------------   --------
    $  0.50             20,000        0.87       $  0.50        20,000         0.87       $  0.50
       0.70            110,000        0.46          0.70       110,000         0.46          0.70
       0.86            435,000        8.38          0.86       435,000         8.38          0.86
       0.95            140,000        8.38          0.95       140,000         8.38          0.95
       1.05            150,000        3.42          1.05       100,000         3.03          1.05
       1.12            285,000        5.96          1.12       285,000         5.96          1.12
       1.13             50,000        4.68          1.13          --            --             --
       1.16          1,850,000        5.96          1.16     1,850,000         5.96          1.16
       1.20            350,000        7.81          1.20       350,000         7.81          1.20
       1.21            150,000        7.45          1.21       150,000         7.45          1.21
       1.32            200,000        9.38          1.32       200,000         9.38          1.32
       1.50             15,000        9.21          1.50        15,000         9.21          1.50
                    -----------                            ------------
    $  0.50 - 1.50   3,755,000        6.45       $  1.11     3,655,000         6.50       $  1.11
                    ===========                            ============


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

     On September 4, 2007, pursuant to an employment agreement, the Board granted Robert C. Geib, the Company's Chief Operating Officer, a stock option to purchase 50,000 shares of the Company's common stock at an exercise price of $1.05 per share, under the Company's 1999 Stock Option Plan. In addition,

                                       24

pursuant to the same employment agreement, on March 4, 2008, the Board granted Mr. Geib an additional stock option to purchase 50,000 shares of common stock at an exercise price of $1.13 per share. Each of the two option grants vest 25% on the first anniversary of the grant dates, with the remainder vesting at 25% on each of the three subsequent anniversaries of the grant dates until the options are fully vested. The fair value of the option grant on March 4, 2008 was $45,000 at the time of grant. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 129%, risk-free interest rate of 1.86%, expected life of 3.75 years, and a 0% dividend yield. The fair value of the option grant on September 4, 2007 was $44,000 at the time of grant. The fair value was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 140%, risk-free interest rate of 4.16%, expected life of 3.75 years, and a 0% dividend yield. The Company recognized amortization expense of $16,626, during the year ended June 30, 2008, as research and development expense related to these stock option grants.

     On September 12, 2007, in recognition for being elected to the Board, the Board granted Richard L. Palmer an option to purchase 15,000 shares of the Company's common stock at an exercise price of $1.50 per share, under the Company's 1999 Stock Option Plan. The stock option was fully vested upon grant and expires on September 11, 2017. The Company recognized $20,850, at the time of grant, as general and administrative expense for the fair value of the option grant. The fair value of the option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 155%, risk-free interest rate of 4.11%, expected life of five years, and a 0% dividend yield.

     On November 13, 2006, the Board approved the issuance of stock options exercisable for a total of 575,000 shares of common stock pursuant to the 1999 Plan to certain directors, officers, employees and four consultants of the Company. The stock options were fully vested upon grant and are exercisable until November 12, 2016. The exercise price of the stock options granted affiliates owning or controlling more than ten percent of the Company's common stock was $0.95. The exercise price of the stock options granted to non-affiliates was $0.86. On November 13, 2006, the date of grant, the Company recognized $77,000 as research and development expense related to the fair value of 100,000 of the stock options and $365,750 as general and administrative expense related to the fair value of 475,000 of the stock options. The fair value of the stock option grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 142%, risk-free interest rate of 4.60%, expected lives of five years, and a 0% dividend yield.

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

     The weighted average grant date fair value per share of the stock option grants made during the years ended June 30, 2008 and 2007 were $1.03 and $0.79.

     Stock Option Exercises

     On May 29, 2008, a consulting scientist exercised a stock option to purchase a total of 50,000 shares of the Company's common stock at $0.55 per share.

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


     Cash received from stock options exercised during the years ended June 30, 2008 and 2007 was $27,500 and $40,500.

     Warrants

     The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

     A summary of warrant-related activity follows:

                                     Number of        Weighted
                                      warrants        average
                                    outstanding    exercise price
                                    -----------    --------------
Outstanding at June 30, 2006         9,943,418        $  0.97
Grants                                 571,428           0.90
Expirations                         (1,181,557)          1.02
Cancellations                         (425,000)          1.44
Exercises                              (20,833)          1.00
                                    -----------
Outstanding at June 30, 2007         8,887,456        $  0.94
Expirations                           (666,428)          3.24
Exercises                              (70,000)          0.72
                                    -----------
Outstanding at June 30, 2008         8,151,028        $  0.75
                                    ===========


     The following table summarizes information about warrants outstanding, all of which are exercisable at June 30, 2008:

                                         Weighted
                                          average
                       Number of         remaining           Weighted
      Exercise          warrants      contractual life        average
       prices         outstanding         (years)         exercise price
       ------         -----------         -------         --------------
      $   0.60            439,600           3.12             $  0.60
          0.70             40,000           0.46                0.70
          0.75          7,100,000           2.91                0.75
          0.86            450,000           8.38                0.86
          1.00             50,000           3.78                1.00
          1.05             71,428           3.86                1.05
                      -----------
      $0.60-1.05        8,151,028           3.22             $  0.75
                      ===========


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

     On April 11, 2007, the Company entered into a three-year consulting agreement ("Consulting Agreement") with R.F. Lafferty & Co., Inc. ("Lafferty") to provide consulting services and assist in obtaining both short and long-term financing. As compensation, upon execution of the Consulting Agreement, the Company issued to Lafferty 100,000 shares of common stock with a fair market value of $105,000 on the date of grant and a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. The warrant expires on April 10, 2012. On the date of grant, the Company recognized $2,500 as general and administrative expense related to the fair value of the warrants. The fair value of the warrant grants were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 121%, risk-free interest rate of 4.66%, expected life of three years, and a 0% dividend yield.

     The weighted average fair value per share of the warrant grants made during the year ended June 30, 2007 was $0.70.

     Cash received from warrants exercised during the year ended June 30, 2008 and 2007 was $50,500 and $20,833.

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

     Excluded from the computation of diluted net loss per share for the year ended June 30, 2008, because their effect would be antidilutive, are stock options and warrants to acquire 11,906,028 shares of common stock with a weighted-average exercise price of $0.86 per share. Also excluded from the computation of diluted net loss per share for the year ended June 30, 2008 are 220,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 7 "Convertible Debt" because their effect would be antidilutive.

     Excluded from the computation of diluted net loss per share for the year ended June 30, 2007, because their effect would be antidilutive, are stock options and warrants to acquire 12,067,456 shares of common stock with a weighted-average exercise price of $0.99 per share. Also excluded from the computation of diluted net loss per share for the year ended June 30, 2007 are 250,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 7 "Convertible Debt" because their effect would be antidilutive.

     For the years ended June 30, 2008 and 2007, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 8 "Deferred Wages and Accrued Professional Fees" that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at June 30, 2008 and 2007.

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

     During the year ended June 30, 2008, one investor exercised his conversion right and converted his Debenture in the principal amount of $15,000, pursuant to the terms of the 2003 Offering. Accordingly the investor was issued 30,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $14,802 at the conversion date was recognized as interest expense during the year ended June 30, 2008.

     During the year ended June 30, 2007 three investors exercised their conversion right and converted Debentures in the combined principal amount of $50,000, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued a total of 100,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Of the $50,000 converted during the year ended June 30, 2007, $7,500 was recorded as long-term convertible debt on the balance sheet at the time of conversion. Accordingly, upon conversion, the remaining unamortized discount of $7,365 related to the long-term portion of the convertible debt at the conversion date was recognized as interest expense and is included in interest expense for the year ended June 30, 2007. The discount related to the remaining principal amount of $42,500 was previously expensed as interest expense during the quarter ended June 30, 2004 when the Company was deemed to be in default with respect to the interest payment terms.

     As of June 30, 2008, accrued interest on the Debentures was $1,371. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $19,483 and $8,310 for the years ended June 30, 2008 and 2007. As of June 30, 2008 the carrying value of the long-term portion of the Debentures was $2,970, net of unamortized debt discount of $32,030. As of June 30, 2008 the carrying value of the current portion of the Debentures was $67,512, net of unamortized debt discount of $7,488.

Note 8: Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At June 30, 2008, the Company has accrued $1,001,942 related to the deferred payment of salaries and professional fees of which $769,792 is included under deferred wages and $232,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,001,942 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

Note 9: 2007 Private Placement Equity Offering

     On June 21, 2007, the Company entered into a private placement offering (the "2007 Offering") of 1,300,000 shares of common stock at $0.90 per share to accredited investors. On October 4, 2007, the Board approved an increase in the offering to 2,000,000 shares of common stock for a total offering price of $1,800,000. On June 24, 2008, the Board determined that it was in the best interests of the Company to extend the termination date of the 2007 Offering and voted to extend the expiration date to August 15, 2008.

     During the year ended June 30, 2008, the Company raised $1,296,501 under the terms of the 2007 Offering. Accordingly, the Company issued 1,440,554 shares of common stock.

     The Company engaged a brokerage firm to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firm, the Company pays the brokerage firm a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, during the year ended June 30, 2008, the Company incurred cash fees payable to the brokerage firm of $129,650. As of June 30, 2008, the Company was current with respect to the amount owed the brokerage firm.

Note 10: Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at June 30, 2008 and 2007 are as follows:

                                                         Years Ended June 30,
                                                         2008           2007
                                                     -----------    -----------
Deferred tax assets:
     Net operating loss carryforwards                $ 4,256,229    $ 3,902,377
     Depreciation and amortization                          --            1,377
     Wages and professional fees                         302,750        252,232
     Stock compensation                                  884,655        747,065
     Research and development credit carry forwards       77,686         86,033
                                                     -----------    -----------
                 Total deferred tax assets             5,521,320      4,989,084
Less: valuation allowance                             (5,521,320)    (4,989,084)
                                                     -----------    -----------
                 Net deferred tax asset              $      --      $      --
                                                     ===========    ===========


     The net increase in the valuation allowance for deferred tax assets was $532,236 and $575,770 for the years ended June 30, 2008 and 2007. The increases were primarily due to an increase in net operating loss carry forwards, stock compensation and wages and professional fees, the realization of which was uncertain.

     For federal income tax purposes, the Company has net operating loss carry forwards at June 30, 2008 available to offset future federal taxable income, if any, of approximately $12,518,321 which began expiring during the fiscal year ended June 30, 2005 and may be carried forward to the fiscal year ended June 30, 2028. In addition, the Company has research and development tax credit carry forwards of approximately $77,686 at June 30, 2008, which are available to offset federal income taxes and began to expire during the year ended June 30, 2006.

     The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

     The effects of state income taxes were insignificant for the years ended June 30, 2008 and 2007.

Note 11: Operating Leases

     The Company's corporate office is located at 2 Park Avenue, Suite 201, Manhasset, NY 11030. On February 8, 2008, the Company entered into an amendment to its Agreement to Lease dated March 1, 2007 ("Lease Amendment"). The Lease Amendment is a one year operating lease for its corporate office, commencing March 1, 2008. The monthly rent is $847.

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

     On May 14, 2008 the Company entered into a 12.5 month operating lease for 918 square feet of office space, 2,576 square feet of warehouse space and 7,500 square feet of yard space in Albuquerque, New Mexico. Upon execution of the lease, the Company paid a refundable lease deposit of $2,000 and last months rent deposit of $2,500. Monthly rent expense is $2,500.

     As of June 30, 2008, the Company has future minimum lease payments of $31,776.

     Total rent expense under operating leases with third parties was $21,781 and $36,342 during the years ended June 30, 2008 and 2007.

Note 12: Subsequent Events

     On June 21, 2007, the Company entered into a private placement offering (the "2007 Offering") of 1,300,000 shares of common stock at $0.90 per share to accredited investors. On October 4, 2007, the Board approved an increase in the offering to 2,000,000 shares of common stock for a total offering price of $1,800,000. On June 24, 2008, the Board determined that it was in the best interests of the Company to extend the termination date of the 2007 Offering and voted to extend the expiration date to August 15, 2008. See Note 9 "2007 Private Placement Equity Offering".

     On July 30, 2007, the Board approved an increase in the 2007 Offering to 2,555,555 shares of common stock for a total offering price of $2,299,999.

     On August 15, 2008, the Company closed the 2007 Offering. The Company raised gross proceeds of $2,295,404 from the sale of 2,550,440 shares of common stock in accordance with the terms of the 2007 Offering.

     The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreements with the brokerage firms, they are entitled to receive a commission equal to ten percent of sales that resulted from their brokerage-dealer services.

     On July 10, 2008, the Board approved and adopted the 2008 Stock Ownership Incentive Plan (the "2008 Stock Plan") as filed as Appendix B to the Company's Preliminary Proxy Statement as filed with the SEC on September 18, 2008. In accordance with Section 17 of the 1999 Stock Plan, no incentive stock options may be granted more than ten years after the 1999 Stock Plan's effective date of November 16, 1998. The Company is seeking approval of the 2008 Stock Plan by the Stockholders through its proxy solicitation. Stockholder approval is necessary to permit the 2008 Stock Plan to qualify as an incentive stock option plan under applicable provisions of the Internal Revenue Code. The affirmative vote of the holders of a majority of the shares of the Company's common stock is required for approval. Upon adoption of the 2008 Stock Plan by the Stockholders, the Company will no longer grant stock options under the 1999 Stock Plan.

     Subsequent to June 30, 2008, two investors exercised their conversion right, pursuant to the terms of the 2003 Offering and converted their Debentures in the total principal amount of $50,000 pursuant to the terms of the 2003 Offering. Accordingly, the Company issued 100,000 shares of common stock in accordance with the terms of the 2003 Offering.

     Subsequent to June 30, 2008, a consulting scientist exercised a warrant to purchase a total of 40,000 shares of the Company's common stock at $0.70 per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 8A (T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in the Company's periodic filings under the Exchange Act is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control over Financial Reporting

     The Company's management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2008.

     This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

     There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
     Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 8B. Other Information.

     None.

                                    PART III

Item 9. Directors and Executive Officers.

Directors, Executive Officers, Promoters and Control Persons

     The information regarding directors contained under the caption "Proposal
One: Election of Directors" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Executive Officers of the Company

     In addition to Murphy Evans and Henry Gemino, who also serve as directors, the following constitutes the executive officers of the Company:

                                    Positions Held and Principal
       Name        Age           Occupations During the Past 5 Years
       ----        ---           -----------------------------------

Philip L. Jones    65   Mr. Jones has served as the Chief Operating Officer and
                        Executive Vice President for the Company during the past five fiscal years. Effective September 4, 2007, the Board elected Robert C. Geib to serve as the Company's
                        Chief Operating Officer. Previous to his employment with the Company, Mr. Jones provided energy consulting services to certain utility companies for a period of one year. Prior to that time, Mr. Jones held various executive positions with Consolidated Natural Gas
                        Company before retiring in April 2000.

                                    Positions Held and Principal
       Name        Age           Occupations During the Past 5 Years
       ----        ---           -----------------------------------

Robert C. Geib     37   Mr.Geib was elected by the Board to serve as the
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

Compliance with Section 16(a) of the Exchange Act

     The information regarding reports required under Section 16(a) of the Securities Exchange Act of 1934, as amended, contained under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Code of Ethics

     The Company has adopted a Code of Ethics applicable to its chief executive officer, chief operating officer, chief financial officer, president and other finance leaders. A copy of the Code of Ethics may be obtained by any person without charge, upon request, by contacting the principle office of the Company.

Audit Committee

     The information contained under the caption "Board of Directors and Committees" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Item 10. Executive Compensation.

     The information contained under the caption "Executive Compensation" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

     Information regarding securities authorized for issuance under equity compensation plans is hereby incorporated by reference to Item 5 of Part II of this Annual Report on Form 10-KSB, under the heading "Securities Authorized for Issuance Under Equity Compensation Plans."

Item 12. Certain Relationships and Related Transactions.

     The information contained under the caption "Certain Relationship and Related Transactions" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

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

Exhibit 10.5 Amendment to Lease dated February 8, 2008 by and between the Company and Long Island Property Management LP. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 15, 2008).

Exhibit 10.6 Consulting Agreement dated April 11, 2007, by and between the Company and R.F. Lafferty. (incorporated by reference to Exhibit
               10.9 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 9, 2007).

Exhibit 10.7 Lease dated May 14, 2008 by and between the Company and Teague Properties, LLC. *

Exhibit 10.8 2008 Stock Ownership Incentive Plan. (incorporated by reference to Appendix B to the Company's Preliminary Proxy Statement filed with the Commission on September 18, 2008).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

Exhibit 32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

-----------
*Filed herewith.

Item 14. Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to the sections entitled "Independent Public Accountants" and "Principal Accountant Fees and Services" in the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PROFILE TECHNOLOGIES, INC.



September 25, 2008                           By /s/ Henry E. Gemino
                                                ------------------------------
                                                Henry E. Gemino
                                                Chief Executive Officer
                                                and Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the dates indicated:

Signature                      Title                      Date
---------                      -----                      ----

/s/Charles Christenson         Director          September 25, 2008
----------------------
Charles Christenson


/s/Murphy Evans                Director          September 25, 2008
---------------
Murphy Evans


/s/Henry E. Gemino             Director          September 25, 2008
------------------
Henry E. Gemino


/s/Richard L. Palmer           Director          September 25, 2008
--------------------
Richard L. Palmer

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

Exhibit 10.5 Amendment to Lease dated February 8, 2008 by and between the Company and Long Island Property Management LP. (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 15, 2008).

Exhibit 10.6 Consulting Agreement dated April 11, 2007, by and between the Company and R.F. Lafferty. (incorporated by reference to Exhibit
               10.9 to the Company's Quarterly Report on Form 10-QSB filed with the Commission on May 9, 2007).

Exhibit 10.7 Lease dated May 14, 2008 by and between the Company and Teague Properties, LLC. *

Exhibit 10.8 2008 Stock Ownership Incentive Plan. (incorporated by reference to Appendix B to the Company's Preliminary Proxy Statement filed with the Commission on September 18, 2008).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

Exhibit 32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

-----------
*Filed herewith.