Form 10-Q
period 2008-09-30
PROFILE TECHNOLOGIES INC
filed 2008-11-06
CIK 1014653

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-Q

         |X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

         |_|        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                        Commission file number: 000-29196
                                                ---------

                           PROFILE TECHNOLOGIES, INC.
                           --------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                     91-1418002
      ------------------------------                       --------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                      Identification No.)

        2 Park Avenue, Suite 201
           Manhasset, New York                                11030
        ------------------------                              -----
(Address of principal executive offices)                    (Zip Code)

                                 (516) 365-1909
                                 --------------
              (Registrant's telephone number, including area code)

                              --------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

     Large accelerated filer  [  ]                  Accelerated filer [  ]

     Non-accelerated filer    [  ] (Do not check if a smaller reporting company)
     Smaller reporting company |X|


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|.

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,640,760 shares of Common Stock as of November 1, 2008.


================================================================================

                           PROFILE TECHNOLOGIES, INC.
                                   FORM 10-Q
               For the Quarterly Period Ended September 30, 2008

                               Table of Contents

                          PART I FINANCIAL INFORMATION


     Item 1.    Financial Statements

         Balance Sheets (Unaudited).......................................   3

         Statements of Operations (Unaudited) ............................   4

         Statements of Stockholders' Deficit (Unaudited)..................   5

         Statements of Cash Flows (Unaudited).............................   6

         Notes to Financial Statements (Unaudited)........................   7

     Item 2.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations............  16

     Item 4T    Controls and Procedures...................................  21

                            PART II OTHER INFORMATION

     Item 1.    Legal Proceedings.........................................  22

     Item 2.    Unregistered Sales of Equity Securities and
                 Use of Proceeds .........................................  22

     Item 3.    Defaults Upon Senior Securities...........................  23

     Item 4.    Submission of Matters to a Vote of Security Holders.......  23

     Item 5.    Other Information.........................................  23

     Item 6.    Exhibits..................................................  23

     Signatures

     Certifications

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.




                                                       PROFILE TECHNOLOGIES, INC.
                                                             Balance Sheets
                                                              (Unaudited)

                                                                                                      September 30,     June 30,
                                                                                                          2008            2008
                                                                                                      ------------     ------------
                                                                 Assets
Current assets:
         Cash and cash equivalents                                                                    $    950,566     $    294,113
         Accounts receivable                                                                                22,656           16,872
         Prepaid expenses and other current assets                                                          13,408           11,557
                                                                                                      ------------     ------------

               Total current assets                                                                        986,630          322,542

Equipment, net of accumulated depreciation of $7,447 and $12,791                                             4,441            7,567
Other assets                                                                                                 7,263            7,303
                                                                                                      ------------     ------------

               Total assets                                                                           $    998,334     $    337,412
                                                                                                      ============     ============

                                                  Liabilities and Stockholders' Deficit

Current liabilities:
         Accounts payable                                                                             $    182,024     $    168,484
         Notes payable to stockholders                                                                       7,500            7,500
         Current portion of convertible debt, net of unamortized discount of $6,019 and $7,488              18,981           67,512
         Deferred wages                                                                                    779,802          769,792
         Accrued professional fees                                                                         246,150          232,150
         Accrued interest                                                                                    1,126            1,371
         Other accrued expenses                                                                             12,644           12,644
                                                                                                      ------------     ------------

               Total current liabilities                                                                 1,248,227        1,259,453

Long-term convertible debt, net of unamortized discount of $30,134 and $32,030                               4,866            2,970

Stockholders' deficit:
         Common stock, $0.001 par value:  35,000,000 shares authorized,
               15,639,145 and 14,383,705 shares issued and outstanding                                      15,639           14,384
         Common stock issuable; 1,615 and 5,555 shares                                                           2                6
         Additional paid-in capital                                                                     16,450,242       15,466,797
         Accumulated deficit                                                                           (16,720,642)     (16,406,198)
                                                                                                      ------------     ------------

               Total stockholders' deficit                                                                (254,759)        (925,011)

Commitments, contingencies and subsequent events

                                                                                                      ------------     ------------
         Total liabilities and stockholders' deficit                                                  $    998,334     $    337,412
                                                                                                      ============     ============

                                                  See accompanying notes to financial statements.
                                                                         3



                                        PROFILE TECHNOLOGIES, INC.
                                        Statements of Operations
                                                 (Unaudited)

                                                                     Three months ended
                                                                        September 30,
                                                               2008                      2007
                                                           ------------              ------------

Revenue                                                    $     17,183              $       --
Cost of revenue                                                 (11,357)                     --
                                                           ------------              ------------
       Gross margin                                               5,826                      --

Operating expenses:
       Research and development                                  82,433                    87,166
       Selling                                                   22,450                      --
       General and administrative                               205,308                   187,472
                                                           ------------              ------------

       Total operating expenses                                 310,191                   274,638
                                                           ------------              ------------

       Loss from operations                                    (304,365)                 (274,638)

Loss on disposal of fixed assets                                 (7,567)                     --
Interest expense                                                 (4,994)                  (17,318)
Interest income                                                   2,482                     3,025
                                                           ------------              ------------

       Net loss                                            $   (314,444)             $   (288,931)
                                                           ============              ============

Basic and diluted net loss per share                       $      (0.02)             $      (0.02)

Weighted average shares outstanding used to
       calculate basic and diluted net loss per share        15,131,683                13,161,796


                           See accompanying notes to financial statements.
                                                4





                                                      PROFILE TECHNOLOGIES, INC.
                                                  Statements of Stockholders' Deficit
                                For the Three Months Ended September 30, 2008 and Year Ended June 30, 2008
                                                              (Unaudited)


                                                                            Common Stock                   Common Stock Issuable
                                                                    -----------------------------     -----------------------------
                                                                       Shares            Amount           Shares            Amount
                                                                    ------------     ------------     ------------     ------------

Balance at June 30, 2007                                              12,798,706     $     12,799             --       $       --

Issuance of common stock warrants and options
       for services to consultants                                          --               --               --               --
Issuance of common stock warrants and options
       for services to employees and board of directors                     --               --               --               --
Issuance of common stock related to the 2007 Offering                  1,434,999            1,435            5,555                6
Common stock issuance costs related to the 2007 Offering                    --               --               --               --
Issuance of common stock upon conversion
       of convertible debt to equity                                      30,000               30             --               --
Exercise of stock options                                                 50,000               50             --               --
Exercise of warrants                                                      70,000               70             --               --

Net loss                                                                    --               --               --               --
                                                                    ------------     ------------     ------------     ------------

Balance at June 30, 2008                                              14,383,705     $     14,384            5,555     $          6

Issuance of common stock previously reported as "issuable"                 5,555                6           (5,555)              (6)
Issuance of common stock for services to consultants                        --               --              1,615                2
Stock compensation amortization expense                                     --               --               --               --
Issuance of common stock related to the 2007 Offering                  1,109,885            1,109             --               --
Common stock issuance costs related to the 2007 Offering                    --               --               --               --
Issuance of common stock upon conversion
       of convertible debt to equity                                     100,000              100             --               --
Exercise of warrants                                                      40,000               40             --               --

Net loss                                                                    --               --               --               --
                                                                    ------------     ------------     ------------     ------------

Balance at September 30, 2008                                         15,639,145     $     15,639            1,615     $          2
                                                                    ============     ============     ============     ============

                                                                                                       (Continued on following page)




                                            PROFILE TECHNOLOGIES, INC.
                                   Statements of Stockholders' Deficit (Continued)
                 For the Three Months Ended September 30, 2008 and Year Ended June 30, 2008
                                                   (Unaudited)


                                                                     Additional                         Total
                                                                      Paid-in       Accumulated      Stockholders'
                                                                       Capital         Deficit          Deficit
                                                                    ------------     ------------     ------------

Balance at June 30, 2007                                            $ 13,599,061     $(14,661,970)    $ (1,050,110)

Issuance of common stock warrants and options
       for services to consultants                                        83,600             --             83,600
Issuance of common stock warrants and options
       for services to employees and board of directors                  525,876             --            525,876
Issuance of common stock related to the 2007 Offering                  1,295,060             --          1,296,501
Common stock issuance costs related to the 2007 Offering                (129,650)            --           (129,650)
Issuance of common stock upon conversion
       of convertible debt to equity                                      14,970             --             15,000
Exercise of stock options                                                 27,450             --             27,500
Exercise of warrants                                                      50,430             --             50,500

Net loss                                                                    --         (1,744,228)      (1,744,228)
                                                                    ------------     ------------     ------------

Balance at June 30, 2008                                            $ 15,466,797     $(16,406,198)    $   (925,011)

Issuance of common stock previously reported as "issuable"                  --               --               --
Issuance of common stock for services to consultants                       2,118             --              2,120
Stock compensation amortization expense                                    5,563             --              5,563
Issuance of common stock related to the 2007 Offering                    997,794             --            998,903
Common stock issuance costs related to the 2007 Offering                 (99,890)            --            (99,890)
Issuance of common stock upon conversion
       of convertible debt to equity                                      49,900             --             50,000
Exercise of warrants                                                      27,960             --             28,000

Net loss                                                                    --           (314,444)        (314,444)
                                                                    ------------     ------------     ------------

Balance at September 30, 2008                                       $ 16,450,242     $(16,720,642)    $   (254,759)
                                                                    ============     ============     ============


                                            See accompanying notes to financial statements.
                                                                    5





                                                     PROFILE TECHNOLOGIES, INC.
                                                     Statements of Cash Flows
                                                             (Unaudited)

                                                                                                     Three months ended
                                                                                                       September 30,
                                                                                                   2008             2007
                                                                                                 ---------        ---------

Cash flows from operating activities:
        Net loss                                                                                 $(314,444)       $(288,931)
        Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                                           193              655
               Loss on disposal of fixed assets                                                      7,567             --
               Accreted discount on convertible debt                                                 3,365              498
               Amortization of convertible debt discount included in interest expense                 --             14,802
               Amortization of debt issuance costs                                                      40               40
               Equity issued for services to consultants                                             2,120             --
               Equity issued for services to employees and board of directors                        5,563           17,220
               Changes in operating assets and liabilities:
                    Accounts receivable                                                             (5,784)            --
                    Prepaid expenses and other current assets                                       (1,851)          (3,597)
                    Accounts payable                                                                13,540           21,194
                    Deferred wages                                                                  10,010            3,549
                    Accrued professional fees                                                       14,000           36,500
                    Accrued interest                                                                  (245)             (63)
                    Other accrued expenses                                                            --              1,279
                                                                                                 ---------        ---------
                    Net cash used in operating activities                                         (265,926)        (196,854)

Cash flows from investing activities:
        Purchase of fixed assets                                                                    (4,634)            --
                                                                                                 ---------        ---------
                    Net cash used in investing activities                                           (4,634)            --

Cash flows from financing activities:
        Common stock issuance costs                                                                (99,890)         (97,830)
        Proceeds from issuance of common stock                                                     998,903          978,300
        Proceeds from exercise of warrants                                                          28,000           45,000
                                                                                                 ---------        ---------
                    Net cash provided by financing activities                                      927,013          925,470
                                                                                                 ---------        ---------

                    Increase in cash and cash equivalents                                          656,453          728,616

Cash and cash equivalents at beginning of period                                                   294,113          119,585
                                                                                                 ---------        ---------

Cash and cash equivalents at end of period                                                       $ 950,566        $ 848,201
                                                                                                 =========        =========

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                                   $   1,981        $   1,558
        Convertible debt converted into 100,000 and 30,000 shares
               of common stock during the three months ended September 30, 2008 and 2007         $  50,000        $  15,000


                                              See accompanying notes to financial statements.
                                                                    6




                            PROFILE TECHNOLOGIES, INC
                    Notes to Financial Statements (Unaudited)
                               September 30, 2008

Note 1:  Description of Business and Going Concern Uncertainties

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $16,720,642 through September 30, 2008, and had negative working capital of $261,597 as of September 30, 2008. The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2:  Presentation of Interim Information

       The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of Profile Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007, the results of operations for the three months ended September 30, 2008 and 2007 and cash flows for the three months ended September 30, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2008 Annual Report on Form 10-KSB. The preparation of financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, the Company evaluates its estimates, including contract revenue recognition and impairment of long-lived assets. Actual results and outcomes may differ materially from these estimates and assumptions.

       Certain information and footnote disclosures normally included in the annual financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2008 Annual Report on Form 10-KSB.

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

     Revenue for the three months ended September 30, 2008 consisted of pipeline inspections performed for one customer. The Company cannot be assured that additional revenue generating contracts will be secured in the future.

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

     Research and Development

     Research and development costs are expensed when incurred. During the three months ended September 30, 2008 and 2007, the Company incurred $82,433 and $87,166 on research and development activities.

     Equipment

     Equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of two to five years. Contract related assets are used for inspecting pipelines for corrosion. Contract related assets are depreciated based on the number of pipelines that the Company anticipates inspecting over the estimated useful life of the asset, not to exceed three years.

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


     Vendor Concentration

     Consultant Scientist Fees

     The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's hardware and software.
These scientists are also instrumental in compiling and interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software.
During the three months ended September 30, 2008 and 2007, the Company incurred cash fees payable to the scientists of $52,043 and $71,460, which are included in research and development expense.

     As of September 30, 2008, the Company owed the consultant scientists a total of $88,739, which is included in accounts payable at September 30, 2008.

Recently Issued Accounting Standards

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements"
(SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued
FASB Staff Position No. FAS 157-1 (FSP FAS 157-1), which excludes SFAS No. 13,
"Accounting for Leases" and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157. In February
2008, the FASB issued FASB Staff Position No. 157-2 (FSP 157-2), which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on July 1, 2009, the beginning of its fiscal year 2010. The Company does not expect the application of SFAS No. 157 to have a material effect on the Company's financial statements.

     In October 2008, the FASB issued FASB Staff Position No. FAS 157-3,
"Determining the Fair Value of a Financial Asset in a Market That Is Not Active"
(FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP
157-3 is effective immediately and will apply to the Company upon adoption of SFAS 157.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for
Financial Assets and Financial Liabilities, Including an Amendment to FASB No.
115" (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets or financial liabilities;
therefore, this statement is did not have a material impact on the Company's financial statements.

     In June 2008, the FASB issued Staff Position EITF 03-06-1, "Determining
Whether Instruments Granted in Share-Based Payment Transactions Are
Participating Securities" (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, "Earnings per Share". EITF
03-06-1 did not have any impact on the Company's financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research
Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on July 1, 2009, the beginning of its fiscal year 2010. The Company does not expect the application of SFAS No.
160 to have a material effect on the financial statements.

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations"
(SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on July 1, 2009, the beginning of its fiscal year 2010. The
Company does not expect the application of SFAS 141R to have a material effect on the financial statements.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative
Instruments and Hedging Activities--an Amendment of FASB Statement No. 133"
(SFAS 161), which requires enhanced disclosures about derivative and hedging activities. This statement is effective for financial statements issued for periods beginning after November 15, 2008. Early adoption is permitted. The
Company must provide these new disclosures no later than its third quarter of fiscal 2009. The Company does not expect the application of SFAS 161 to have a material effect on the financial statements.


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

     The fair value of stock options is based on the price of a share of the Company's common stock on the date of grant. In determining fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key weighted average assumptions:

                                                                      Three months ended
                                                                        September 30,
                                                                 -----------------------------
                                                                      2008            2007
                                                                 -------------    ------------

Risk-free interest rate                                                 N/A *           4.23%
Expected Volatility                                                     N/A *          80.78%
Expected dividend yield                                                 N/A *              0%
Expected life                                                           N/A *       5.0 years
Weighted average Black-Scholes value of options granted                 N/A *           $0.78

     * Note: There were no stock options granted during the three months ended
September 30, 2008.

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

     The following table sets forth the share-based compensation cost resulting from stock option grants that was recorded in the Company's Statements of Operations for the three months ended September 30, 2008 and 2007:

                                             Three months ended
                                               September 30,
                                          ------------------------
                                           2008              2007
                                          -------          -------


General and administrative                $  --            $15,000

Research and development                    5,563            2,220
                                          -------          -------
     Total                                $ 5,563          $17,220
                                          =======          =======


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

     A summary of the Company's stock option activity for the three months ended
September 30, 2008 and the year ended June 30, 2008 follows:

                                                                                                Weighted
                                                                              Weighted           Average
                                                              Number          Average          Remaining           Aggregate
                                                                of            Exercise         Contractual        Intrinsic
                                                            Options (1)         Price             Term              Value
                                                            -----------       ---------        -----------        -----------
Outstanding at June 30, 2007                                 3,180,000        $   1.14


     Grants                                                    665,000            1.23
     Exercises                                                 (50,000)           0.55
     Expirations                                               (40,000)           6.50
                                                            ----------

Outstanding at June 30, 2008 and September 30, 2008          3,755,000        $   1.11         6.20 years        $1,277,450
                                                            ==========


Exercisable at September 30, 2008                            3,667,500        $   1.11         6.25 years        $1,246,450
                                                            ==========

Available for grant at September 30, 2008 (2)                2,030,000
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

     As of September 30, 2008, the Company had $66,813 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 3.02 years.





     The following table summarizes information about stock options outstanding at September 30, 2008:

                                    Options outstanding                                     Options exercisable
                       ----------------------------------------------       ---------------------------------------------
                                              Weighted                                          Weighted
                                              average        Weighted                            average         Weighted
                         Number of           remaining       average         Number of          remaining        average
Exercise                  options           contractual      exercise        options           contractual       exercise
 prices                 outstanding         life (years)      price         exercisable        life (years)       price
 ------                 -----------         ------------     --------       -----------        -----------      ----------

$0.50                        20,000              0.62        $   0.50           20,000              0.62        $     0.50
 0.70                       110,000              0.21            0.70          110,000              0.21              0.70
 0.86                       435,000              8.12            0.86          435,000              8.12              0.86
 0.95                       140,000              8.12            0.95          140,000              8.12              0.95
 1.05                       150,000              3.16            1.05          112,500              2.47              1.05
 1.12                       285,000              5.71            1.12          285,000              5.71              1.12
 1.13                        50,000              4.42            1.13             --                 --                --
 1.16                     1,850,000              5.70            1.16        1,850,000              5.70              1.16
 1.20                       350,000              7.56            1.20          350,000              7.56              1.20
 1.21                       150,000              7.20            1.21          150,000              7.20              1.21
 1.32                       200,000              9.13            1.32          200,000              9.13              1.32
 1.50                        15,000              8.95            1.50           15,000              8.95              1.50
                          ---------                                          ---------
$0.50 - 1.50              3,755,000              6.20        $   1.11        3,667,500              6.25        $     1.11
                          =========                                          =========


       Warrants

     The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

     A summary of the Company's warrant-related activity for the three months ended September 30, 2008 and the year ended June 30, 2008 follows:


                                                  Number of         Weighted
                                                  warrants          average
                                                 outstanding     exercise price
                                                 -----------     --------------

Outstanding at June 30, 2007                      8,887,456         $   0.94

Expirations                                        (666,428)            3.24

Exercises                                           (70,000)            0.72
                                                  ---------

Oustanding at June 30, 2008                       8,151,028         $   0.75

Exercises                                           (40,000)            0.70
                                                  ---------

Outstanding at September 30, 2008                 8,111,028         $   0.75
                                                  =========





     The following table summarizes information about warrants outstanding, all of which are exercisable at September 30, 2008:

                                                  Weighted
                                                   average
                             Number of            remaining            Weighted
       Exercise              warrants          contractual life         average
        prices              outstanding            (years)           exercise price
        ------              -----------            -------           --------------

          $0.60                439,600               2.87              $   0.60
           0.75              7,100,000               2.65                  0.75
           0.86                450,000               8.12                  0.86
           1.00                 50,000               3.53                  1.00
           1.05                 71,428               3.61                  1.05
                             ---------
          $0.60-1.05         8,111,028               2.98              $   0.75
                             =========


     Cash received from warrants exercised during the three months ended
September 30, 2008 and 2007 was $28,000 and $50,500.

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

     Excluded from the computation of diluted net loss per share for the three months ended September 30, 2008, because their effect would be antidilutive, are stock options and warrants to acquire 11,866,028 shares of common stock with a weighted-average exercise price of $0.86 per share. Also excluded from the computation of diluted net loss per share for the three months ended September
30, 2008 are 120,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003
Offering as discussed in Note 7 "Convertible Debt" because their effect would be antidilutive.

     Excluded from the computation of diluted net loss per share for the three months ended September 30, 2007, because their effect would be antidilutive, are stock options and warrants to acquire 12,093,884 shares of common stock with a weighted-average exercise price of $0.99 per share. Also excluded from the computation of diluted net loss per share for the year ended September 30, 2007 are 220,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 7 "Convertible Debt" because their effect would be antidilutive.

     For the three months ended September 30, 2008 and 2007, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 8 "Deferred Wages and Accrued Professional Fees" that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at September 30, 2008 and 2007.

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

     During the three months ended September 30, 2008, two investors exercised their conversion right and converted their Debenture in the principal amount of $50,000, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued a total of 100,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion.

     During the three months ended September 30, 2007, one investor exercised his conversion right and converted his Debenture in the principal amount of $15,000, pursuant to the terms of the 2003 Offering. Accordingly the investor was issued 30,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $14,802 at the conversion date was recognized as interest expense during the three months ended September 30, 2007.

     As of September 30, 2008, accrued interest on the Debentures was $1,126.
The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $3,365 and $15,300 for the three months ended September 30, 2008 and 2007. As of September 30, 2008 the carrying value of the long-term portion of the Debentures was $4,866, net of unamortized debt discount of $30,134. As of September 30, 2008 the carrying value of the current portion of the Debentures was $18,981, net of unamortized debt discount of $6,019.


Note 8:  Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September
30, 2008, the Company has accrued $1,025,952 related to the deferred payment of salaries and professional fees of which $779,802 is included under deferred wages and $246,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the
Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,025,952 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.




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

     During the three months ended September 30, 2008 and 2007, the Company raised $998,903 and $978,300 under the terms of the 2007 Offering. Accordingly, the Company issued 1,109,885 and 1,086,998 shares of common stock pursuant to the terms of the 2007 Offering during the three months ended September 30, 2008 and 2007.

     The 2007 Offering was closed on August 15, 2008. The Company raised gross proceeds of $2,295,404 and issued 2,550,439 shares of common stock pursuant to the terms of the 2007 Offering.

     The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise. Accordingly, during the three months ended September 30, 2008 and 2007, the Company incurred total cash fees payable to the brokerage firms of $99,890 and $97,860. As of September 30, 2008, the Company was current with respect to the amount owed the brokerage firms.


Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.

Forward-Looking Statements
--------------------------

     This Quarterly Report on Form 10-Q contains "forward-looking statements."
These forward-looking statements can generally be identified as such because the context of the statement will include words such as the Company "believes,"
"anticipates," "expects" or words of similar import. Similarly, statements that describe the Company's projected future results, future plans, objectives or goals or future conditions or events are also forward looking statements. Actual results are inherently difficult to predict. Any such forward-looking statements are subject to the risks and uncertainties that could cause actual results of operations, financial condition, acquisitions, financing transactions, operations, expenditures, expansion and other events to differ materially from those expressed or implied in such forward-looking statements. Any such forward-looking statements would be subject to a number of assumptions regarding, among other things, future economic, competitive and market conditions generally. Such assumptions would be based on facts and conditions as they exist at the time such statements are made as well as predictions as to future facts and conditions, the accurate prediction of which may be difficult and involve the assessment of events beyond the Company's control.

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

Overview
--------

     Profile Technologies, Inc. is in the business of providing pipeline inspection services to locate corrosion and other anomalies that require assessment to verify pipeline integrity. The Company has developed a patented, non-destructive and non-invasive, high speed scanning process that uses electromagnetic waves to remotely inspect buried and aboveground, cased and insulated pipelines for corrosion and other anomalies. The Company's inspection services are available to owners and operators of natural gas and oil pipelines, power plants and refineries, utilities, and other facilities which have cased or insulated pipe. The Company is actively marketing to this sector. In conjunction with providing inspection services, the Company continues research and development of the application of its patented technologies to inspect pipelines for internal corrosion and anomalies as well as for those pipelines that are directly buried.


EMW-C Technology
----------------

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

Results of Operations
---------------------

     Revenue for the three months ended September 30, 2008 and 2007 was $17,183 and $nil. Revenue for the three months ended September 30, 2008 consists of pipeline inspections performed for one customer. Prior to obtaining these revenue generating contracts, the Company was engaged solely in the redevelopment and improvement of its testing hardware and software.




     Cost of revenue for the three months ended September 30, 2008 and 2007 was $11,357 and $nil. Cost of revenue for the three months ended September 30, 2008 includes travel expenses to mobilize and demobilize field crews and inspection equipment to and from the inspection site and employee and consultant compensation expense to prepare for the job, inspect the pipelines, and interpret and report the related data to the customer.

     Research and development expense for the three months ended September 30, 2008 was $82,433 as compared to $87,166 for the three months ended September 30, 2007. Research and development expense consists of fees paid to consulting scientists to develop the Company's inspection technologies and hardware, salary and benefit costs for employees, and supplies and equipment utilized for the development of the inspection technologies.

     Selling expense for the three months ended September 30, 2008 was $22,450 as compared to $nil for the three months ended September 30, 2007. Selling expense is primarily comprised of salary expense for employees who spend time meeting with prospective customers, costs that are incurred by the Company to provide field demonstrations to prospective customers, and costs incurred to attend conferences and trade shows.

     General and administrative expense for the three months ended September 30, 2008 was $205,308 as compared to $187,472 for the three months ended September
30, 2007. The increase is primarily due to the increase in medical and life insurance premiums.

     Loss from operations for the three months ended September 30, 2008 was $304,365 as compared to $274,638 for the three months ended September 30, 2007.
The increase of $29,727, or 11%, is primarily due to increases in selling expense of $22,450 and general and administrative expense of $17,836 as a direct result of providing demonstrations, visiting with pipeline operators, and providing presentations at industry conferences in anticipation of obtaining revenue generating contracts in addition to an overall increase in employee benefit expense.

     The Company recorded a loss on disposal of fixed assets of $7,567 during the three months ended September 30, 2008 as a result of the removal of the cost and accumulated depreciation from the Company's financial statements for field equipment that was either no longer in service or deemed obsolete.

     Interest expense for the three months ended September 30, 2008 was $4,994 as compared to $17,318 for the three months ended September 30, 2007. The decrease of $12,324 is substantially the impact of investors exercising their conversion right in accordance with the terms of the 2003 Offering. Two investors exercised their conversion right during the three months ended
September 30, 2008 as compared to one investor during the three months ended
September 30, 2007. The discount related to the Debentures converted during the three months ended September 30, 2008 was expensed during fiscal year 2004 when these Debentures were deemed to be in default with respect to the payment of accrued interest. The Company had not defaulted on the Debenture converted to equity during the three months ended September 30, 2007. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $14,802 at the conversion date was recognized as interest expense during the three months ended September 30, 2007. The decrease in interest expense during the three months ended September 30, 2008 compared to September 30, 2007 as a result of the conversion of the Debentures was offset by an increase in the accretion of the discount on the Debentures. Accreted interest on the Debentures was $3,365 for the three months ended September 30, 2008 as compared to $498 for the three months ended September 30, 2007.

     Interest income for the three months ended September 30, 2008 was $2,482, a decrease of $543, as compared to $3,025 for the three months ended September 30, 2007.

     The Company incurred a net loss of $314,444 and $288,931 for the three months ended September 30, 2008 and 2007.

Liquidity and Capital Resources
-------------------------------

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $16,720,642 through September 30, 2008, and had negative working capital of $261,597 as of September 30, 2008. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes.
These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     On August 15, 2008, the Company closed a private offering of its common stock, raising gross proceeds of $2,295,404 from the sale of 2,550,439 shares of common stock (see Note 9, "2007 Private Placement Equity Offering"). However, management recognizes that in order to meet the Company's capital requirements and continue to operate, additional financing, including seeking industry-partner investment or through joint ventures or other possible arrangements within the next twelve months. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     At September 30, 2008, the Company had cash and cash equivalents of $950,566. The Company has financed its operations primarily from funds received pursuant to the 2007 Private Placement Equity Offering completed by the Company on August 15, 2008, raising net proceeds of $2,065,864.

     Net cash used in operating activities was $265,926 for the three months ended September 30, 2008, compared to net cash used of $196,854 for the same period in 2007. The increase of $69,072 in cash used was partially the result of the Company hiring a new employee in March 2008 (contributing to the increase by approximately $17,000), increasing the amount paid to an existing employee
(contributing to the increase by $6,000), an increase in employee benefits and insurance (contributing to the increase by approximately $8,000), and an increase in supplies and equipment purchased for the development of the inspection technologies.

     Net cash used in investing activities was $4,634 for the three months ended
September 30, 2008, compared to $nil during the same period in 2007. During the three months ended September 30, 2008, the Company purchased $4,634 of contract related equipment.

     Net cash provided by financing activities was $927,013 for the three months ended September 30, 2008 compared to net cash provided by financing activities of $925,470 for the same period in 2007. During the three months ended September
30, 2008, the Company raised net proceeds of $899,013 pursuant to the terms of the 2007 Offering compared to $880,470 during the three months ended September
30, 2007. Offsetting the increase in cash provided by financing activities as a result of proceeds received pursuant to the 2007 Offering was the decrease in proceeds from the exercise of warrants, which was $28,000 during the three months ended September 30, 2008 and $45,000 during the same period in 2007.


     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September
30, 2008, the Company has accrued $1,025,952 related to the deferred payment of salaries and professional fees of which $779,802 is included under deferred wages and $246,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the
Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,025,952 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

     During the three months ended September 30, 2008, two investors exercised their conversion right and converted their Debenture in the principal amount of $50,000, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued a total of 100,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion.

     During the three months ended September 30, 2007, one investor exercised his conversion right and converted his Debenture in the principal amount of $15,000, pursuant to the terms of the 2003 Offering. Accordingly the investor was issued 30,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $14,802 at the conversion date was recognized as interest expense during the three months ended September 30, 2007.

     As of September 30, 2008, accrued interest on the Debentures was $1,126.
The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $3,365 and $15,300 for the three months ended September 30, 2008 and 2007. As of September 30, 2008 the carrying value of the long-term portion of the Debentures was $4,866, net of unamortized debt discount of $30,134. As of September 30, 2008 the carrying value of the current portion of the Debentures was $18,981, net of unamortized debt discount of $6,019.

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

     During the three months ended September 30, 2008 and 2007, the Company raised $998,903 and $978,300 under the terms of the 2007 Offering. Accordingly, the Company issued 1,109,885 and 1,086,998 shares of common stock pursuant to the terms of the 2007 Offering during the three months ended September 30, 2008 and 2007.

     On August 15, 2008, the 2007 Offering was closed. The Company raised gross proceeds of $2,295,404 and issued 2,550,439 shares of common stock pursuant to the terms of the 2007 Offering.

     The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise. Accordingly, during the three months ended September 30, 2008 and 2007, the Company incurred total cash fees payable to the brokerage firms of $99,890 and $97,860. As of September 30, 2008, the Company was current with respect to the amount owed the brokerage firms.

     Other Commitments

     The Company's other contractual obligations consist of commitments under an operating lease and repayment of a loan payable to a stockholder.






     As of September 30, 2008, the Company had an outstanding loan payable to a stockholder with a principal amount of $7,500. The terms stockholder note is described under "Note 6: Related Parties - Notes Payable to Stockholders."

     As of September 30, 2008, the Company has future minimum lease payments of approximately $21,735 under its operating leases.

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

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Recent Accounting Pronouncements
--------------------------------

     See Note 3 to the Financial Statements in this Form 10-Q.

Item 4T.  Controls and Procedures.

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


(b) Changes in Internal Control over Financial Reporting

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

     During the three months ended September 30, 2008, the Company raised
$998,903 under the terms of the 2007 Offering. Accordingly, the Company issued
1,109,885 shares of common stock pursuant to the terms of the 2007 Offering. The issuance of the common stock is exempt from registration pursuant to Section
4(2) of the Securities Act and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

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

     During the three months ended September 30, 2008, two investors exercised their conversion right and converted their Debentures in the principal amount of $50,000, pursuant to the terms of the 2003 Offering. Accordingly, the Company issued 100,000 shares of common stock in accordance with the terms of the 2003
Offering.

     Warrant Exercise

     During the three months ended September 30, 2008, a stockholder exercised a warrant to purchase 40,000 shares of common stock at $0.70 per share. The issuance of the common stock is exempt from registration pursuant to Section





4(2) of the Securities Act and the stock certificate contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

     See the Exhibit Index attached hereto following the signature page.


                                       23

                                   SIGNATURES


     In accordance with the requirements of Section 13 or 15(d) of the Securities and Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PROFILE TECHNOLOGIES, INC.
                                            --------------------------
                                            (Registrant)

Date: November 6, 2008                      /s/ Henry E. Gemino
                                            ---------------------------
                                            Henry E. Gemino
                                            Chief Executive Officer and
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

--------------------
* Filed herewith.