Form 10-Q
period 2008-12-31
PROFILE TECHNOLOGIES INC
filed 2009-02-12
CIK 1014653

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2008

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                        Commission file number: 000-29196

                              --------------------

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

    Large accelerated filer  |_|              Accelerated filer          |_|
    Non-accelerated filer    |_|              Smaller reporting company  |X|
    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,640,760 shares of Common Stock as of February 6, 2009.

================================================================================

                           PROFILE TECHNOLOGIES, INC.
                                    FORM 10-Q
                For the Quarterly Period Ended December 31, 2008

                                Table of Contents


                          PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

Balance Sheets (Unaudited).....................................................3

Statements of Operations (Unaudited) ..........................................4

Statements of Stockholders' Deficit (Unaudited)................................5

Statements of Cash Flows (Unaudited)...........................................6

Notes to Financial Statements (Unaudited)......................................7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................16

Item 4T    Controls and Procedures............................................22

                            PART II OTHER INFORMATION

Item 1.    Legal Proceedings..................................................23

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........23

Item 3.    Defaults Upon Senior Securities....................................23

Item 4.    Submission of Matters to a Vote of Security Holders................23

Item 5.    Other Information..................................................24

Item 6.    Exhibits...........................................................24

Signatures

Certifications


                                  PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                     PROFILE TECHNOLOGIES, INC.
                                           Balance Sheets
                                             (Unaudited)

                                                                            December 31,      June 30,
                                                                                2008            2008
                                                                            ------------    ------------
                                     Assets

Current assets:
        Cash and cash equivalents                                           $    673,538    $    294,113
        Accounts receivable                                                       18,670          16,872
        Prepaid expenses and other current assets                                  8,925          11,557
                                                                            ------------    ------------

               Total current assets                                              701,133         322,542

Equipment, net of accumulated depreciation of $8,026 and $12,791                   3,861           7,567
Other assets                                                                       7,223           7,303
                                                                            ------------    ------------

               Total assets                                                 $    712,217    $    337,412
                                                                            ============    ============

                      Liabilities and Stockholders' Deficit

Current liabilities:
        Accounts payable                                                    $    146,549    $    168,484
        Notes payable to stockholders                                              7,500           7,500
        Current portion of convertible debt, net of unamortized discount
          of $30,723 and $7,488                                                   29,277          67,512
        Deferred wages                                                           789,812         769,792
        Accrued professional fees                                                245,150         232,150
        Accrued interest                                                             756           1,371
        Other accrued expenses                                                    12,644          12,644
                                                                            ------------    ------------

               Total current liabilities                                       1,231,688       1,259,453

Long-term convertible debt, net of unamortized discount of $0 and $32,030           --             2,970

Stockholders' deficit:
        Common stock, $0.001 par value:  35,000,000 shares authorized,
               15,639,145 and 14,383,705 shares issued and outstanding            15,639          14,384
        Common stock issuable; 41,952 and 5,555 shares                                42               6
        Additional paid-in capital                                            17,267,034      15,466,797
        Accumulated deficit                                                  (17,802,186)    (16,406,198)
                                                                            ------------    ------------

               Total stockholders' deficit                                      (519,471)       (925,011)

Commitments, contingencies and subsequent events
                                                                            ------------    ------------
        Total liabilities and stockholders' deficit                         $    712,217    $    337,412
                                                                            ============    ============


                          See accompanying notes to financial statements.


                                           PROFILE TECHNOLOGIES, INC.
                                            Statements of Operations
                                                  (Unaudited)


                                                            Three Months Ended              Six Months Ended
                                                               December 31,                    December 31,
                                                           2008            2007            2008            2007
                                                       ------------    ------------    ------------    ------------

Revenue                                                $     10,098    $     13,300    $     27,281    $     13,300
Cost of revenue                                             (11,796)        (18,834)        (23,153)        (18,834)
                                                       ------------    ------------    ------------    ------------
      Gross margin                                           (1,698)         (5,534)          4,128          (5,534)

Operating expenses:
      Research and development                              295,482         178,014         377,915         265,180
      Selling                                                62,113            --            84,563            --
      General and administrative                            716,622         692,204         921,930         879,676
                                                       ------------    ------------    ------------    ------------

      Total operating expenses                            1,074,217         870,218       1,384,408       1,144,856
                                                       ------------    ------------    ------------    ------------

      Loss from operations                               (1,075,915)       (875,752)     (1,380,280)     (1,150,390)

Loss on disposal of fixed assets                               --              --            (7,567)           --
Interest expense                                             (6,321)         (2,740)        (11,315)        (20,058)
Interest income                                                 692           6,010           3,174           9,035
                                                       ------------    ------------    ------------    ------------

      Net loss                                         $ (1,081,544)   $   (872,482)   $ (1,395,988)   $ (1,161,413)
                                                       ============    ============    ============    ============

Basic and diluted net loss per share                   $      (0.07)   $      (0.06)   $      (0.09)   $      (0.09)

Weighted average shares outstanding used to
      calculate basic and diluted net loss per share     15,657,471      13,946,117      15,394,577      13,629,912


                                 See accompanying notes to financial statements.


                                               PROFILE TECHNOLOGIES, INC.
                                           Statements of Stockholders' Deficit
                         For the Six Months Ended December 31, 2008 and Year Ended June 30, 2008
                                                      (Unaudited)

                                                                      Common Stock               Common Stock Issuable
                                                               ---------------------------   ----------------------------
                                                                  Shares         Amount         Shares          Amount
                                                               ------------   ------------   ------------    ------------


Balance at June 30, 2007                                         12,798,706   $     12,799           --      $       --

Issuance of common stock warrants and options
       for services to consultants                                     --             --             --              --
Issuance of common stock warrants and options
       for services to employees and board of directors                --             --             --              --
Stock compensation amortization expense                                --             --             --              --
Issuance of common stock related to the 2007 Offering             1,434,999          1,435          5,555               6
Common stock issuance costs related to the 2007 Offering               --             --             --              --
Issuance of common stock upon conversion
       of convertible debt to equity                                 30,000             30           --              --
Exercise of stock options                                            50,000             50           --              --
Exercise of warrants                                                 70,000             70           --              --

Net loss                                                               --             --             --              --
                                                               ------------   ------------   ------------    ------------

Balance at June 30, 2008                                         14,383,705   $     14,384          5,555    $          6

Issuance of common stock previously reported as "issuable"            5,555              6         (5,555)             (6)
Issuance of common stock for services to consultants                   --             --            1,952               2
Issuance of common stock options for services to consultants           --             --             --              --
Issuance of common stock options for services to employees
       and board of directors                                          --             --             --              --
Stock compensation amortization expense                                --             --             --              --
Issuance of common stock related to the 2007 Offering             1,109,885          1,109           --              --
Common stock issuance costs related to the 2007 Offering               --             --             --              --
Issuance of common stock upon conversion
       of convertible debt to equity                                100,000            100           --              --
Exercise of stock options                                              --             --           40,000              40
Exercise of warrants                                                 40,000             40           --              --

Net loss                                                               --             --             --              --
                                                               ------------   ------------   ------------    ------------

Balance at December 31, 2008                                     15,639,145   $     15,639         41,952    $         42
                                                               ============   ============   ============    ============

Table continues below.

                                                                Additional                         Total
                                                                 Paid-in       Accumulated     Stockholders'
                                                                 Capital         Deficit          Deficit
                                                               ------------    ------------    ------------


Balance at June 30, 2007                                       $ 13,599,061    $(14,661,970)   $ (1,050,110)

Issuance of common stock warrants and options
       for services to consultants                                   83,600            --            83,600
Issuance of common stock warrants and options
       for services to employees and board of directors             509,250            --           509,250
Stock compensation amortization expense                              16,626          16,626
Issuance of common stock related to the 2007 Offering             1,295,060            --         1,296,501
Common stock issuance costs related to the 2007 Offering           (129,650)           --          (129,650)
Issuance of common stock upon conversion
       of convertible debt to equity                                 14,970            --            15,000
Exercise of stock options                                            27,450            --            27,500
Exercise of warrants                                                 50,430            --            50,500

Net loss                                                               --        (1,744,228)     (1,744,228)
                                                               ------------    ------------    ------------

Balance at June 30, 2008                                       $ 15,466,797    $(16,406,198)   $   (925,011)

Issuance of common stock previously reported as "issuable"             --              --              --
Issuance of common stock for services to consultants                  2,687            --             2,689
Issuance of common stock options for services to consultants        114,400            --           114,400
Issuance of common stock options for services to employees
       and board of directors                                       668,300            --           668,300
Stock compensation amortization expense                              11,126            --            11,126
Issuance of common stock related to the 2007 Offering               997,794            --           998,903
Common stock issuance costs related to the 2007 Offering            (99,890)           --           (99,890)
Issuance of common stock upon conversion
       of convertible debt to equity                                 49,900            --            50,000
Exercise of stock options                                            27,960            --            28,000
Exercise of warrants                                                 27,960            --            28,000

Net loss                                                               --        (1,395,988)     (1,395,988)
                                                               ------------    ------------    ------------

Balance at December 31, 2008                                   $ 17,267,034    $(17,802,186)   $   (519,471)
                                                               ============    ============    ============

                                See accompanying notes to financial statements.



                                            PROFILE TECHNOLOGIES, INC.
                                             Statements of Cash Flows
                                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                December 31,
                                                                                            2008           2007
                                                                                        -----------    -----------

Cash flows from operating activities:
        Net loss                                                                        $(1,395,988)   $(1,161,413)
        Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation and amortization                                                    773          1,310
               Loss on disposal of fixed assets                                               7,567           --
               Accreted discount on convertible debt                                          8,795          1,301
               Amortization of convertible debt discount included in interest expense          --           14,802
               Amortization of debt issuance costs                                               80             80
               Equity issued for services to consultants                                    117,089         83,600
               Equity issued for services to employees and board of directors               668,300        509,250
               Stock compensation amortization expense                                       11,126          5,500
               Changes in operating assets and liabilities:
                    Accounts receivable                                                      (1,798)       (13,300)
                    Prepaid expenses and other current assets                                 2,632           (960)
                    Other assets                                                               --            1,551
                    Accounts payable                                                        (21,935)        (3,110)
                    Deferred wages                                                           20,020          9,253
                    Accrued professional fees                                                13,000         10,000
                    Accrued interest                                                           (615)          (172)
                                                                                        -----------    -----------
                         Net cash used in operating activities                             (570,954)      (542,308)

Cash flows from investing activities:
        Purchase of fixed assets                                                             (4,634)          --
                                                                                        -----------    -----------
                         Net cash used in investing activities                               (4,634)          --

Cash flows from financing activities:
        Common stock issuance costs                                                         (99,890)      (117,150)
        Proceeds from issuance of common stock                                              998,903      1,171,501
        Proceeds from exercise of stock options and warrants                                 56,000         50,500
                                                                                        -----------    -----------
                         Net cash provided by financing activities                          955,013      1,104,851
                                                                                        -----------    -----------

                    Increase in cash and cash equivalents                                   379,425        562,543

Cash and cash equivalents at beginning of period                                            294,113        119,585
                                                                                        -----------    -----------

Cash and cash equivalents at end of period                                              $   673,538    $   682,128
                                                                                        ===========    ===========

Supplemental disclosure of cash flow information:
        Cash paid for interest                                                          $     3,055    $     3,053
        Convertible debt converted into 100,000 and 30,000 shares
               of common stock during the six months ended December 31, 2008 and 2007   $    50,000    $    15,000


                                  See accompanying notes to financial statements.

                                                      6

                            PROFILE TECHNOLOGIES, INC
                          Notes to Financial Statements
                                   (Unaudited)
                                December 31, 2008

Note 1: Description of Business and Going Concern Uncertainties

     Profile Technologies, Inc. (the "Company"), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of providing pipeline inspection services to locate corrosion and other anomalies that require assessment to verify pipeline integrity. The Company has developed a patented, non-destructive and non-invasive, high speed scanning process that uses electromagnetic waves to inspect remotely buried and aboveground, cased and insulated pipelines for corrosion and other anomalies. The Company's inspection services are available to owners and operators of natural gas and oil pipelines, power plants, refineries, utilities, and other facilities which have cased or insulated pipe. The Company is actively marketing to these sectors. In conjunction with providing inspection services, the Company continues research and development of the application of its patented technologies to inspect pipelines for internal corrosion and anomalies as well as for those pipelines that are directly buried.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of 17,802,186 through December 31, 2008, and had negative working capital of $530,555 as of December 31, 2008. The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2: Presentation of Interim Information

     The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of Profile Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position as of December 31, 2008 and June 30, 2008, the results of operations for the three and six months ended December 31, 2008 and 2007 and cash flows for the six months ended December 31, 2008 and 2007. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2008 Annual Report on Form 10-KSB.

     Certain information and footnote disclosures normally included in the quarterly financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2008 Annual Report on Form 10-KSB.

Note 3: Summary of Significant Accounting Policies

     Application of Significant Accounting Policies

     The preparation of the Company's financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for the Company include contract revenue recognition, accounting for research and development costs, and accounting for stock-based compensation. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

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

       Research and Development

     Research and development costs represent costs incurred to develop the Company's technology. The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period.

     During the three months ended December 31, 2008 and 2007, the Company incurred $295,482 and $178,014 on research and development activities. During the six months ended December 31, 2008 and 2007, the Company incurred $377,915 and $265,180 on research and development activities.

       Stock-based Compensation

     The Company accounts for stock-based compensation in accordance with SFAS No. 123R Share-Based Payment ("SFAS 123R"). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected lives and volatility. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and the Company's results of operations could be materially impacted.

     Vendor Concentration

     Consultant Scientist Fees

     The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the three months ended December 31, 2008 and 2007, the Company incurred cash fees payable to the scientists of $66,770 and $86,967. During the six months ended December 31, 2008 and 2007, the Company incurred cash fees payable to the scientists of $118,813 and $158,427.

     As partial compensation for services rendered, on November 17, 2008, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.70 per share, expiring November 16, 2013. The 50,000 stock options had a fair value at the date of grant of $52,000, which is included in research and development expense in the Company's Statements of Operations for the three and six months ended December 31, 2008.

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

     Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $118,770 and $170,813, or approximately 40% and 45%, of research and development expense for the three and six months ended December 31, 2008.

     Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $124,967 and $196,427, or approximately 70% and 74%, of research and development expense for the three and six months ended December 31, 2007.

     As of December 31, 2008, the Company owed the consultant scientists a total of $71,445, which is included in accounts payable.

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

     In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active" (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. Specifically, FSP 157-3 clarifies how (1) management's internal assumptions should be considered in measuring fair value when observable data are not present, (2) observable market information from an inactive market should be taken into account, and (3) the use of broker quotes or pricing services should be considered in assessing the relevance of observable and unobservable data to measure fair value. The guidance in FSP 157-3 is effective immediately. The adoption of FSP 157-3 is not expected to have a material effect on the Company's financial statements.

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment to FASB No. 115" (SFAS 159). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply more complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets or financial liabilities; therefore, this statement did not have a material impact on the Company's financial statements.

     In June 2008, the FASB issued Staff Position EITF 03-06-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, "Earnings per Share". FSP EITF 03-06-1 did not have any impact on the Company's financial statements.

     In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, ("EITF 07-3") which is effective for new contracts entered into for fiscal years beginning after


December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company adopted EITF 07-3 on July 1, 2008, the beginning of its fiscal year 2009. The adoption of EITF 07-3 did not have a material impact on the Company's financial statements.

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research
Bulletin No 51" (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent's ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent's ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt SFAS 160 on July 1, 2009, the beginning of its fiscal year 2010. The Company does not expect the application of SFAS No.
160 to have a material effect on its financial statements.

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations"
(SFAS 141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on July 1, 2009, the beginning of its fiscal year 2010. The
Company does not expect the application of SFAS 141R to have a material effect on its financial statements.

Note 4: Stock Based Compensation, Stock Options and Warrants

     On January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R. Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement principles of APB
Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related
Interpretations, as permitted by SFAS 123. In accordance with APB 25, no compensation expense was required to be recognized for stock options granted that had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

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

     The fair value of stock options is based on the price of a share of the Company's common stock on the date of grant. In determining fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key weighted average assumptions:

                                                          Three Months Ended          Six Months Ended
                                                             December 31,               December 31,
                                                        -----------------------    -----------------------
                                                           2008         2007          2008         2007
                                                        ----------   ----------    ----------   ----------

Risk-free interest rate                                      2.13%        3.60%         2.13%        3.66%
Volatility                                                 134.11%      147.24%       134.11%      146.86%
Expected dividend yield                                         0%           0%            0%           0%
Expected life                                            4.5 years    4.5 years     4.5 years    4.5 years
Weighted average Black-Scholes value of options granted      $1.40        $1.04         $1.40        $1.04



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

     The following table sets forth the share-based compensation cost resulting from stock option grants that was recorded in the Company's Statements of Operations for the three and six months ended December 31, 2008 and 2007:

                                     Three Months Ended       Six Months Ended
                                        December 31,            December 31,
                                    --------------------    --------------------
                                      2008        2007        2008        2007
                                    --------    --------    --------    --------


General and administrative          $540,700    $506,250    $540,700    $527,100
Research and development             247,563      65,750     253,126      71,250
                                    --------    --------    --------    --------
     Total                          $788,263    $572,000    $793,826    $598,350
                                    ========    ========    ========    ========


Stock Option Plans

     1999 Stock Plan

     On November 16, 1998, the stockholders of the Company ("Stockholders") approved and adopted the 1999 Stock Plan (the "1999 Stock Plan"). The 1999 Stock
Plan originally provided for the granting of options to purchase a maximum of 500,000 shares of common stock with expiration dates of a maximum of five years from the date of grant. In November 2006, the Board of Directors amended, and the Stockholders approved, an increase in the maximum number of shares of common stock available for grant to 3,500,000 and an increase in the period of time for which stock options may be exercisable to ten years from the date of grant. In accordance with the 1999 Stock Plan, no incentive stock options may be granted more than ten years after the 1999 Stock Plan's effective date.

     Since the inception of the 1999 Stock Plan, and prior to the amendment approved in November 2006, the Company made various stock option grants that had expiration dates exceeding five years from the date of grant. These stock option grants were deemed to be granted outside of the 1999 Stock Plan.

     2008 Stock Plan

     On July 10, 2008, The Board approved and adopted the 2008 Stock Ownership
Incentive Plan ("2008 Stock Plan") and received Stockholder approval on November
17, 2008. Upon adoption of the 2008 Stock Plan by the Stockholders, the Company may no longer grant stock options under the 1999 Stock Plan.

     The 2008 Stock Plan is intended to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employee and consultants, and to promote the success of the Company's business. In accordance with the 2008 Stock Plan, the Company may grant stock options to purchase up to 3,500,000 shares of common stock. The Plan allows incentive stock options to be granted with an expiration date of a maximum of five years and nonqualified stock options to be granted with an expiration date of a maximum of ten years from the date of grant.

     On November 17, 2008, the Board approved the issuance of stock options, exercisable for a total of 525,000 shares of common stock pursuant to the 2008
Stock Plan to certain directors, officers, employees and consultants of the Company. The grant date of the stock options was November 17, 2008 and they are fully vested upon grant. The stock options granted to directors, officers, and employees are exercisable until November 16, 2018. The stock options granted to the consultants are exercisable until November 16, 2013. The exercise price of the stock options granted to affiliates owning or controlling more than ten percent of the Company's common stock was $1.87. The exercise price of the stock options granted to non-affiliates was $1.70. On November 17, 2008, the date of grant, the Company recognized $242,000 as research and development expense related to the fair value of 175,000 of the stock options and $501,850 as general and administrative expense related to the fair value of 350,000 of the stock options. The fair value of the stock option grants that expire on November
16, 2018 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 141%, risk-free interest rate of 2.32%, expected lives of five years, and a 0% dividend yield.
The fair value of the stock option grants that expire on November 16, 2013 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 107%, risk-free interest rate of 1.53%, expected lives of 2.5 years, and a 0% dividend yield.

     On December 1, 2008, the Board nominated John Agunzo to the Board of
Directors. The Board granted Mr. Agunzo an option to purchase 35,000 shares of the Company's common stock, under the Company's 2008 Stock Plan. The exercise price of the stock option was $1.26, the closing price of the Company's common stock on December 2, 2008, the first day of active trading following the date of grant. The stock option is fully vested upon grant and expires on November 30, 2018. In addition, Mr. Agunzo will receive $1,000 per month as compensation for his services as a Board member, all of which is being deferred until the Company determines that it has the resources to pay it. The Company recognized $38,850, at the time of grant, as general and administrative expense for the fair value of the option grant. The fair value of the option grant was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 136%, risk-free interest rate of 1.71%, expected life of five years, and a 0% dividend yield.

     A summary of the Company's stock option activity for the six months ended
December 31, 2008 and related information follows:

                                                                              Weighted
                                                               Weighted        Average
                                                 Number        Average        Remaining    Aggregate
                                                Of Stock       Exercise      Contractual   Intrinsic
                                               Options (1)      Price           Term         Value
                                               -----------     --------      -----------   ----------
Outstanding at June 30, 2008                    3,755,000      $   1.11

     Grants                                       560,000          1.71
     Exercises                                   (40,000)          0.70
     Expirations                                 (70,000)          0.70
                                               -----------
Outstanding at December 31, 2008                4,205,000      $   1.20      6.50 years    $1,400,850
                                               ===========

Exercisable at December 31, 2008                4,117,500      $   1.20      6.54 years    $1,365,475
                                               ===========

Available for grant at December 31, 2008 (2)    2,940,000
                                               ===========


     (1)  Consists of stock options outstanding under the 1999 Stock Plan, 2008
          Stock Plan, and stock options outstanding that were granted outside of the 1999 Stock Plan and the 2008 Stock Plan.

     (2) Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the 2008
          Stock Plan.

     The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e., the difference between the Company's closing stock price on the last trading day of its second quarter of 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company's common stock.

     As of December 31, 2008, the Company had $61,250 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.77 years.


     Cash received from stock options exercised during the six months ended
December 31, 2008 and 2007 was $28,000 and $0.

     The following table summarizes information about stock options outstanding at December 31, 2008:

                            Stock Options Outstanding                   Stock Options Exercisable
                     ----------------------------------------    ---------------------------------------
                                      Weighted                                    Weighted
                                      Average        Weighted                      Average      Weighted
                      Number of      Remaining       Average      Number of       Remaining      Average
                       Options      Contractual      Exercise      Options       Contractual    Exercise
Exercise Prices      Outstanding    Life (Years)      Price      Exercisable    Life (Years)      Price
---------------      -----------    ------------     --------    -----------    ------------    --------
   $  0.50                 20,000       0.37         $  0.50         20,000         0.37         $  0.50
      0.86                435,000       7.87            0.86        435,000         7.87            0.86
      0.95                140,000       7.87            0.95        140,000         7.87            0.95
      1.05                150,000       2.91            1.05        112,500         2.36            1.05
      1.12                285,000       5.46            1.12        285,000         5.46            1.12
      1.13                 50,000       4.17            1.13           --            --               --
      1.16              1,850,000       5.45            1.16      1,850,000         5.45            1.16
      1.20                350,000       7.31            1.20        350,000         7.31            1.20
      1.21                150,000       6.95            1.21        150,000         6.95            1.21
      1.26                 35,000       9.92            1.26         35,000         9.92            1.26
      1.32                200,000       8.88            1.32        200,000         8.88            1.32
      1.50                 15,000       8.70            1.50         15,000         8.70            1.50
      1.70                390,000       8.47            1.70        390,000         8.47            1.70
      1.87                135,000       9.88            1.87        135,000         9.88            1.87
                    -------------                              ------------
   $  0.50 - 1.87       4,205,000       6.50         $  1.20      4,117,500         6.54         $  1.20
                    =============                              ============


     Warrants
     --------

     The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

     A summary of the Company's warrant-related activity for the six months ended December 31, 2008 and related information follows:

                                         Number of      Weighted
                                         Warrants       Average
                                       Outstanding   Exercise Price
                                       -----------   --------------
     Outstanding at June 30, 2008       8,151,028       $   0.75

     Exercises                            (40,000)          0.70
                                        ---------

     Outstanding at December 31, 2008   8,111,028       $   0.75
                                        =========




                                       13

     The following table summarizes information about warrants outstanding, all of which are exercisable at December 31, 2008:

                                       Weighted
                                       Average
                      Number of       Remaining          Weighted
      Exercise         Warrants    Contractual Life      Average
       Prices        Outstanding       (Years)        Exercise Price
       ------        -----------   ----------------   --------------
     $    0.60          439,600          2.62           $   0.60
          0.75        7,100,000          2.40               0.75
          0.86          450,000          7.87               0.86
          1.00           50,000          3.28               1.00
          1.05           71,428          3.35               1.05
                     -----------
     $ 0.60-1.05      8,111,028          2.73           $   0.75
                     ===========


     Cash received from warrants exercised during the six months ended December 31, 2008 and 2007 was $28,000 and $50,500.

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

     Excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2008, because their effect would be antidilutive, are stock options and warrants to acquire 12,316,028 shares of common stock with a weighted-average exercise price of $.90 per share. Also excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2008 are 120,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 7 "Convertible Debt" because their effect would be antidilutive.

     Excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2007, because their effect would be antidilutive, are stock options and warrants to acquire 11,916,028 shares of common stock with a weighted-average exercise price of $0.86 per share. Also excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2007 are 220,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 7 "Convertible Debt" because their effect would be antidilutive.

     For the three and six months ended December 31, 2008 and 2007, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 8 "Deferred Wages and Accrued Professional Fees" that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at December 31, 2008 and 2007.

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

     During the three and six months ended December 31, 2008, none and two investors exercised their conversion right and converted their Debenture in the principal amount of $50,000, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued a total of 100,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion.

     During the three and six months ended December 31, 2007, none and one investor exercised his conversion right and converted his Debenture in the principal amount of $15,000, pursuant to the terms of the 2003 Offering. Accordingly the investor was issued 30,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $14,802 at the conversion date was recognized as interest expense during the six months ended December 31, 2007.

     As of December 31, 2008, accrued interest on the Debentures was $756. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $5,430 and $8,795 for the three and six months ended December 31, 2008. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $803 and $16,103 for the three and six months ended December 31, 2007. As of December 31, 2008 the carrying value of the current portion of the Debentures was $29,277, net of unamortized debt discount of $30,723.

Note 8: Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2008, the Company has accrued $1,034,962 related to the deferred payment of salaries and professional fees of which $789,812 is included under deferred wages and $245,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,034,962 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

     During the three and six months ended December 31, 2008 the Company raised none and $998,903 under the terms of the 2007 Offering. Accordingly, the Company issued 1,109,885 shares of common stock pursuant to the terms of the 2007 Offering during the six months ended December 31, 2008. During the three and six months ended December 31, 2007, the Company raised $193,201 and $1,171,501 under the terms of the 2007 Offering. Accordingly, the Company issued 214,668 and 1,301,666 shares of common stock pursuant to the terms of the 2007 Offering during the three and six months ended December 31, 2007.

     The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise. Accordingly, during the three and six months ended December 31, 2008 the Company incurred total cash fees payable to the brokerage firms of none and $99,890. During the three and six months ended December 31, 2007 the Company incurred total cash fees payable to the brokerage firms of $19,320 and $117,150. As of December 31, 2008, the Company was current with respect to the amount owed the brokerage firms.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
--------------------------

     Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended December 31, 2008, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

     The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-Q should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-Q. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-Q and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

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

Results of Operations
---------------------

Revenue

     Revenue consists of the inspection fee and reimbursement of costs incurred to mobilize and demobilize field crews and inspection equipment to and from the inspection site and other travel related costs.

     Revenue for the three months ended December 31, 2008 and 2007 was $10,098 and $13,300. Revenue for the three months ended December 31, 2008 consisted of pipeline inspections performed for two customers for a total of 9 casings. For one of the customers, revenue earned during the three months ended December 31, 2008 represented only 13% of the total contractual amount. The other 87% was recognized in the previous quarter, based on the percentage of completion method. Revenue for the three months ended December 31, 2007 consisted of pipeline inspections performed for one customer for a total of 2 casings.

     Revenue for the six months ended December 31, 2008 and 2007 was $27,281 and $13,300. Revenue for the six months ended December 31, 2008 consisted of pipeline inspections performed for two customers for a total of 9 casings. Revenue for the three months ended December 31, 2007 consisted of pipeline inspections performed for one customer for a total of 2 casings.

Cost of revenue

     Cost of revenue represents the travel expense to mobilize and demobilize field crews and inspection equipment to and from the inspection site and employee and consultant compensation expense to prepare for the job, inspect the pipelines, and interpret and report the related data to the customer.

     Cost of revenue for the three months ended December 31, 2008 and 2007 was $11,796 and $18,834, resulting in gross margins of (16.8) % and (41.7) %, respectively. The Company continues to refine its EMW-C inspection technology and methodology for interpreting the resulting data, resulting in increased efficiencies and improved gross margins. Additionally, the Company continues to train field crews who have a lower hourly rate than the Company's consulting scientists.

     Cost of revenues for the six months ended December 31, 2008 and 2007 was $23,153 and $18,834, resulting in gross margins of 15.1 % and (41.7) %, respectively. The gross margin improved for the reasons cited above.

Research and Development

     Research and development expense consists of fees paid to consulting scientists to develop the Company's inspection technologies and hardware, salary and benefit costs for employees, and supplies and equipment utilized for the development of the inspection technologies.

     Research and development expense for the three months ended December 31, 2008 was $295,482 compared to $178,014 for the three months ended December 31, 2007.

     During the three months ended December 31, 2008, the Company granted stock options to its consulting scientists and two employees to purchase a total of 175,000 shares of common stock at an exercise price of $1.70 per share. The fair value at the date of grant was $242,000, which is included in research and development expense for the three months ended December 31, 2008. The remaining $53,482 included in research and development for the three months ended December 31, 2008 consists of allocated employee salary and benefit costs and cash fees incurred for services rendered by the consulting scientists as well as equipment expense.

     During the three months ended December 31, 2007, the Company granted stock options to its consulting scientists and one employee to purchase a total of 75,000 shares of common stock at an exercise price of $1.20 per share. The fair value at the date of grant was $65,750, which is included in research and development expense for the three months ended December 31, 2007. The remaining $112,264 included in research and development for the three months ended December 31, 2007 consists of allocated employee salary and benefit costs and cash fees incurred for services rendered by the consulting scientists as well as equipment expense.

     During the three months ended December 31, 2007, the company incurred approximately $58,000 more in cash fees payable to the consulting scientists for time spent on research and development activities than during the three months ended December 31, 2008. During the prior year, the Company was in the process of refining its EMW-C inspection technology whereas during the current year there has been an increased shift to obtaining revenue generating contracts.

     Research and development expense for the six months ended December 31, 2008 was $377,915, an increase of $112,735, compared to $265,180 for the three months ended December 31, 2007. The increase from prior year is primarily due to an increase in stock compensation of $181,876 offset by a decrease in cash fees payable to the consulting scientists for time spent on research and development activities of approximately $75,000.

Selling Expense

     Selling expense is primarily comprised of salary expense for employees who spend time meeting with prospective customers, costs that are incurred by the Company to provide field demonstrations to prospective customers, and costs incurred to attend conferences and trade shows.

     Selling expense for the three and six months ended December 31, 2008 was $62,113 and $84,563 compared to $0 for the three and six months ended December 31, 2007. The increase from prior year is substantially the result of the Company providing field demonstrations to a prospective customer for the purpose of obtaining a revenue generating contract as well as a shift in the Company focusing on selling related activities rather than research and development activities.

General and Administrative

     General and administrative expense consists of costs incurred for professional fees, wages and benefits for the executive team, travel and entertainment, rent, and other administrative fees such as office supplies, postage and printing costs.

     General and administrative expense for the three months ended December 31, 2008 was $716,622, an increase of $24,418, compared to $692,204 for the three months ended December 31, 2007. The increase is substantially due to an increase in stock compensation of $34,450.

     General and administrative expense for the six months ended December 31, 2008 was $921,930, an increase of $42,254, compared to $879,676 for the six months ended December 31, 2007. The increase is primarily due to an increase in stock compensation of $13,600 offset by decreases in travel and entertainment and insurance premiums.

Loss on Disposal of Fixed Assets

     The Company recorded a loss on disposal of fixed assets of $7,567 during the six months ended December 31, 2008 as a result of the removal of the cost and accumulated depreciation from the Company's financial statements for field equipment that was either no longer in service or deemed obsolete.

Interest Expense

     Interest expense for the three months ended December 31, 2008 and 2007 was $6,321 and $2,740. The increase of $3,581 is substantially the result of an increase in the accretion of the discount on the Debentures of $2,065.

     Interest expense for the six months ended December 31, 2008 and 2007 was $11,315 and $20,058. The decrease of $8,743 is substantially the impact of investors exercising their conversion right in accordance with the terms of the 2003 Offering. Two investors exercised their conversion right during the six months ended December 31, 2008 as compared to one investor during the six months ended December 31, 2007. The discount related to the Debentures converted during the six months ended December 31, 2008 was expensed during fiscal year 2004 when these Debentures were deemed to be in default with respect to the payment of accrued interest. The Company had not defaulted on the Debenture converted to equity during the six months ended December 31, 2007. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $14,802 at the conversion date was recognized as interest expense during the six months ended December 31, 2007. The decrease in interest expense during the six months ended December 31, 2008 compared to the six months ended December 31, 2007 as a result of the conversion of the Debentures was offset by an increase in the accretion of the discount on the Debentures. Accreted interest on the Debentures was $8,795 for the six months ended December 31, 2008 as compared to $1,301 for the six months ended December 31, 2007.

Interest Income

     Interest income for the three and six months ended December 31, 2008 was $692 and $3,174 compared to $6,010 and $9,035 for the three and six months ended December 31, 2007. Despite the higher average cash balance maintained during the three and six months ended December 31, 2008 compared to the three and six months ended December 31, 2007, interest income decreased as a result of the sharp decline in the interest rate on the Company's interest-bearing cash accounts.

Liquidity and Capital Resources
-------------------------------

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $17,802,186 through December 31, 2008, and had negative working capital of $530,555 as of December 31, 2008. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

     At December 31, 2008, the Company had cash and cash equivalents of $673,538. The Company has financed its operations primarily from funds received pursuant to the 2007 Private Placement Equity Offering completed by the Company on August 15, 2008, raising net proceeds of $2,065,864 and proceeds received from the exercise of stock options and warrants.

     Net cash used in operating activities was $570,954 for the six months ended December 31, 2008, compared to net cash used of $542,308 for the same period in 2007. The increase of $28,646 in cash used was partially the result of the Company hiring a new employee in March 2008 (contributing to the increase by approximately $29,000), an increases in employee benefits and insurance, an increase in rent for the research and development facility in New Mexico and increases travel and entertainment as well as supplies and equipment purchased for the development of the inspection technologies. These increases were offset by a decrease of $41,614 in cash fees paid to the consulting scientists.

     Net cash used in investing activities was $4,634 for the six months ended December 31, 2008, compared to $0 during the same period in 2007. During the six months ended December 31, 2008, the Company purchased $4,634 of contract related equipment.

     Net cash provided by financing activities was $955,013 for the six months ended December 31, 2008 compared to net cash provided by financing activities of $1,104,851 for the same period in 2007. During the six months ended December 31, 2008, the Company raised net proceeds of $899,013 pursuant to the terms of the 2007 Offering compared to $1,054,351 during the six months ended December 31, 2007. Offsetting the decrease in cash provided by financing activities as a result of proceeds received pursuant to the 2007 Offering was the increase in proceeds from the exercise of stock options and warrants, which was $56,000 during the six months ended December 31, 2008 and $50,500 during the same period in 2007.

     Deferred Wages and Accrued Professional Fees

     To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2008, the Company has accrued $1,034,962 related to the deferred payment of salaries and professional fees of which $789,812 is included under deferred wages and $245,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,034,962 deferred salaries and professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

     During the three and six months ended December 31, 2008, none and two investors exercised their conversion right and converted their Debenture in the principal amount of $50,000, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued a total of 100,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion.

     During the three and six months ended December 31, 2007, none and one investor exercised his conversion right and converted his Debenture in the principal amount of $15,000, pursuant to the terms of the 2003 Offering. Accordingly the investor was issued 30,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instruments include a beneficial conversion feature, the remaining unamortized discount of $14,802 at the conversion date was recognized as interest expense during the six months ended December 31, 2007.

     As of December 31, 2008, accrued interest on the Debentures was $756. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $5,430 and $8,795 for the three and six months ended December 31, 2008. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $803 and $16,103 for the three and six months ended December 31, 2007. As of December 31, 2008 the carrying value of the current portion of the Debentures was $29,277, net of unamortized debt discount of $30,723.

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

     During the three and six months ended December 31, 2008 the Company raised none and $998,903 under the terms of the 2007 Offering. Accordingly, the Company issued 1,109,885 shares of common stock pursuant to the terms of the 2007 Offering during the six months ended December 31, 2008. During the three and six months ended December 31, 2007, the Company raised $193,201 and $1,171,501 under the terms of the 2007 Offering. Accordingly, the Company issued 214,668 and 1,301,666 shares of common stock pursuant to the terms of the 2007 Offering during the three and six months ended December 31, 2007.

     The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise. Accordingly, during the three and six months ended December 31, 2008 the Company incurred total cash fees payable to the brokerage firms of none and $99,890. During the three and six months ended December 31, 2007 the Company incurred total cash fees payable to the brokerage firms of $19,320 and $117,150. As of December 31, 2008, the Company was current with respect to the amount owed the brokerage firms.

     Other Commitments

     The Company's other contractual obligations consist of commitments under operating leases and repayment of a loan payable to a stockholder.

     As of December 31, 2008, the Company had an outstanding loan payable to a stockholder with a principal amount of $7,500. The terms of the stockholder note are described under "Note 6: Related Parties - Notes Payable to Stockholders."

     As of December 31, 2008, the Company has future minimum lease payments of approximately $11,694 under its operating leases.

Off-Balance Sheet Arrangements
------------------------------

     The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     Exercise of Stock Options

     During the three months ended December 31, 2008, two stockholders exercised stock options to purchase a total of 40,000 shares of common stock at $0.70 per share. The issuance of the common stock is exempt from registration pursuant to
Section 4(2) of the Securities Act and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders (the "Annual Meeting") of the Company was held on November 17, 2008.

     At the Annual Meeting, 10,548,013 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

       Proposal 1.

     The election of a board of directors to serve a term of one year or until their respective successors are elected and qualified.

                                Votes For        Votes Withheld

Henry E. Gemino                 10,389,147           158,866
Murphy Evans                    10,385,989           162,024
Charles Christenson             10,388,597           159,416
Richard Palmer                  10,397,088           150,925

       Proposal 2.

     To approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares from 35,000,000 to 40,000,000.

                                Votes For        Votes Against        Abstain
                                ---------        -------------        -------

                                10,138,710           356,827           52,476

       Proposal 3.

     To approve the adoption of the Company's 2008 Stock Ownership Incentive Plan authorizing the issuance of stock options committing up to 3,500,000 shares of the Company's common stock

                                Votes For         Votes Against       Abstain
                                ---------         -------------       -------

                                10,080,999           361,449          105,565


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


                                              PROFILE TECHNOLOGIES, INC.
                                              --------------------------
                                              (Registrant)


Date: February 12, 2009                       /s/ Henry E. Gemino
                                              -------------------
                                              Henry E. Gemino
                                              Chief Executive Officer and
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


Exhibit 3.5 Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company's Preliminary Proxy Statement filed with the Commission on September 18, 2008).

Exhibit 3.6 2008 Stock Ownership Incentive Plan (incorporated by reference to Exhibit B to the Company's Preliminary Proxy Statement filed with the Commission on September 18, 2008).

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

Exhibit 32.1 Certification under Section 906 of the Sarbanes-Oxley Act of 2002 by Henry E. Gemino, as Chief Executive Officer and Chief Financial Officer of the Company. *

---------------------

*Filed herewith.