Form 10-K/A
period 2008-06-30
PROFILE TECHNOLOGIES INC
filed 2009-04-20
CIK 1014653

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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



                                 (516) 365-1909
                                 --------------
              (Regristrant's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer               |_|       Accelerated filer            |_|

Non-accelerated filer (Do not check   |_|       Smaller reporting company    |X|
if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes |_| No |X|

The aggregate market value, based on the average bid and asked prices on the OTC Bulletin Board on September 11, 2008, of the voting common stock, $0.001 par value per share, held by non-affiliates of the issuer as of September 11, 2008 was approximately $24,570,282.

There were 15,634,160 shares of common stock, $0.001 par value per share, outstanding as of September 11, 2008.

                       DOCUMENTS INCORPORATED BY REFERENCE

The information contained in Items 9, 10, 11, 12, and 14 of Part III of this Form 10-K have been incorporated by reference to the issuer's Definitive Proxy Statement on Form 14A for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2008.

================================================================================

                                EXPLANATORY NOTE

Profile Technologies, Inc. (the "Company") is filing this Annual Report on Form 10-K/A (the "Amendment") to amend the Annual Report on Form 10-KSB filed on September 25, 2008 for the year ended June 30, 2008 the ("Original Filing"). The purpose of this Amendment is to respond to comments received from the Securities and Exchange Commission (the "SEC") relating to the certification filed as
Exhibit 31.1 and to revise the certification to reflect the form set forth in
Item 601(b)(31) of Regulation S-B. This Amendment does not otherwise update any exhibits as originally filed. This Amendment does not amend any other information previously filed in the Original Filing. Except for the cover page and this explanatory note, this Amendment continues to speak as of the original filing date and does not update the disclosures contained therein to reflect any events or results which occurred subsequent to the filing date of the Original Filing. Accordingly, this Amendment should be read in conjunction with any of the Company filings with the SEC subsequent to the filing of the Original Filing.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             PROFILE TECHNOLOGIES, INC.



April 17, 2009                               By /s/ Henry E. Gemino
                                                --------------------------------
                                             Henry E. Gemino
                                             Chief Executive Officer and
                                             Chief Financial Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and as of the dates indicated:

Signature                             Title             Date
---------                             -----             ----


/s/Charles Christenson                Director          April 17, 2009
----------------------
Charles Christenson


/s/Murphy Evans                       Director          April 17, 2009
---------------
Murphy Evans


/s/Henry E. Gemino                    Director          April 17, 2009
------------------
Henry E. Gemino


/s/Richard L. Palmer                  Director          April 17, 2009
--------------------
Richard L. Palmer