Form 10-Q
period 2009-03-31
PROFILE TECHNOLOGIES INC
filed 2009-05-14
CIK 1014653

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

                  For the quarterly period ended March 31, 2009

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

Large accelerated filer               |_|     Accelerated filer              |_|

Non-accelerated filer (Do not check   |_|     Smaller reporting company      |X|
if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 15,831,097 shares of Common Stock as of May 11, 2009.

================================================================================

                           PROFILE TECHNOLOGIES, INC.
                                    FORM 10-Q
                  For the Quarterly Period Ended March 31, 2009

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

Statements of Operations (Unaudited) ..........................................4

Statements of Stockholders' Deficit (Unaudited)................................5

Statements of Cash Flows (Unaudited)...........................................6

Notes to Financial Statements (Unaudited)......................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................17

Item 4T  Controls and Procedures..............................................23

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings....................................................24

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........24

Item 3.  Defaults Upon Senior Securities......................................24

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................24

Item 6.  Exhibits.............................................................24

Signatures

Certifications


                                               PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

                                                 PROFILE TECHNOLOGIES, INC.

                                                        BALANCE SHEETS
                                               MARCH 31, 2009 AND JUNE 30, 2008
                                                         (Unaudited)

                                                                                                 March 31,       June 30,
                                                                                                   2009            2008
                                                                                               ------------    ------------
                                     ASSETS

Current assets
      Cash and cash equivalents                                                                $    421,853    $    294,113
      Accounts receivable                                                                              --            16,872
      Prepaid expenses and other current assets                                                       8,976          11,557
                                                                                               ------------    ------------
Total current assets                                                                                430,829         322,542

Equipment, net of accumulated depreciation of $8,605 and $12,791                                      3,282           7,567
Other assets                                                                                          7,559           7,303
                                                                                               ------------    ------------

Total assets                                                                                   $    441,670    $    337,412
                                                                                               ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Accounts payable                                                                         $    162,525    $    168,484
      Note payable to stockholder                                                                     7,500           7,500
      Current portion of convertible debt, net of unamortized discount of $21,956 and $7,488         13,044          67,512
      Deferred wages                                                                                800,714         769,792
      Accrued professional fees                                                                     254,150         232,150
      Accrued interest                                                                                  621           1,371
      Other accrued expenses                                                                         12,644          12,644
                                                                                               ------------    ------------
Total current liabilities                                                                         1,251,198       1,259,453

Long-term convertible debt, net of unamortized discount of $0 and $32,030                              --             2,970

                                                                                               ------------    ------------
Total liabilities                                                                                 1,251,198       1,262,423
                                                                                               ------------    ------------

Commitments and contingencies

Stockholders' deficit
      Common stock, $0.001 par value:  40,000,000 shares authorized,
             15,719,145 and 14,383,705 shares issued and outstanding                                 15,719          14,384
      Common stock issuable; 11,952 and 5,555 shares                                                     12               6
      Additional paid-in capital                                                                 17,297,547      15,466,797
      Accumulated deficit                                                                       (18,122,806)    (16,406,198)
                                                                                               ------------    ------------
Total stockholders' deficit                                                                        (809,528)       (925,011)

                                                                                               ------------    ------------
Total liabilities and stockholders' deficit                                                    $    441,670    $    337,412
                                                                                               ============    ============


                         (The accompanying notes are an integral part of these financial statements)


                                              PROFILE TECHNOLOGIES, INC.

                                               STATEMENTS OF OPERATIONS
                             FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2009 AND 2008
                                                     (Unaudited)

                                                            Three Months Ended              Nine Months Ended
                                                                 March 31,                       March 31,
                                                       ----------------------------    ----------------------------
                                                           2009            2008            2009            2008
                                                       ------------    ------------    ------------    ------------

Revenue                                                $       --      $       --      $     27,281    $     13,300
Cost of revenue                                                (678)           --           (23,831)        (18,834)
                                                       ------------    ------------    ------------    ------------
Gross margin                                                   (678)           --             3,450          (5,534)

Operating expenses
      Research and development                               89,549          59,084         467,464         324,264
      Selling                                                40,092          62,861         124,655          62,861
      General and administrative                            180,765         159,022       1,102,695       1,038,698
                                                       ------------    ------------    ------------    ------------
Total operating expenses                                    310,406         280,967       1,694,814       1,425,823

Loss from operations                                       (311,084)       (280,967)     (1,691,364)     (1,431,357)

Other income (expense)
Gain (loss) on sale (disposal) of fixed assets                 --             6,914          (7,567)          6,914
Interest expense                                             (9,603)         (3,115)        (20,918)        (23,173)
Interest income                                                  67           3,989           3,241          13,024
                                                       ------------    ------------    ------------    ------------
Total other income (expense)                                 (9,536)          7,788         (25,244)         (3,235)

Net loss                                               $   (320,620)   $   (273,179)   $ (1,716,608)   $ (1,434,592)
                                                       ============    ============    ============    ============

Net loss per share - basic and diluted                 $      (0.02)   $      (0.02)   $      (0.11)   $      (0.10)

Weighted average shares outstanding used to
      calculate basic and diluted net loss per share     15,700,986      14,316,123      15,495,222      13,856,985


                     (The accompanying notes are an integral part of these financial statements)


                                               PROFILE TECHNOLOGIES, INC.

                                          STATEMENTS OF STOCKHOLDERS' DEFICIT
                         FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND YEAR ENDED JUNE 30, 2008
                                                      (Unaudited)

                                                                      Common Stock               Common Stock Issuable
                                                               ---------------------------   ----------------------------
                                                                  Shares         Amount         Shares          Amount
                                                               ------------   ------------   ------------    ------------


Balance at June 30, 2007                                         12,798,706   $     12,799           --      $       --

Issuance of common stock warrants and options
       for services to consultants                                     --             --             --              --
Issuance of common stock warrants and options
       for services to employees and board of directors                --             --             --              --
Stock compensation amortization expense                                --             --             --              --
Issuance of common stock related to the 2007 Offering             1,434,999          1,435          5,555               6
Common stock issuance costs related to the 2007 Offering               --             --             --              --
Issuance of common stock upon conversion
       of convertible debt to equity                                 30,000             30           --              --
Exercise of stock options                                            50,000             50           --              --
Exercise of warrants                                                 70,000             70           --              --

Net loss                                                               --             --             --              --
                                                               ------------   ------------   ------------    ------------

Balance at June 30, 2008                                         14,383,705   $     14,384          5,555    $          6

Issuance of common stock previously reported as "issuable"            5,555              6         (5,555)             (6)
Issuance of common stock for services to consultants                   --             --            1,952               2
Issuance of common stock options for services to consultants           --             --             --              --
Issuance of common stock options for services to employees
       and board of directors                                          --             --             --              --
Stock compensation amortization expense                                --             --             --              --
Issuance of common stock related to the 2007 Offering             1,109,885          1,109           --              --
Common stock issuance costs related to the 2007 Offering               --             --             --              --
Issuance of common stock upon conversion
       of convertible debt to equity                                140,000            140         10,000              10
Exercise of stock options                                            40,000             40           --              --
Exercise of warrants                                                 40,000             40           --              --

Net loss                                                               --             --             --              --
                                                               ------------   ------------   ------------    ------------

Balance at March 31, 2009                                        15,719,145   $     15,719         11,952    $         12
                                                               ============   ============   ============    ============

Table continues below.

                                                                Additional                        Total
                                                                 Paid-in       Accumulated     Stockholders'
                                                                 Capital         Deficit         Deficit
                                                               ------------    ------------    ------------


Balance at June 30, 2007                                       $ 13,599,061    $(14,661,970)   $ (1,050,110)

Issuance of common stock warrants and options
       for services to consultants                                   83,600            --            83,600
Issuance of common stock warrants and options
       for services to employees and board of directors             509,250            --           509,250
Stock compensation amortization expense                              16,626            --            16,626
Issuance of common stock related to the 2007 Offering             1,295,060            --         1,296,501
Common stock issuance costs related to the 2007 Offering           (129,650)           --          (129,650)
Issuance of common stock upon conversion
       of convertible debt to equity                                 14,970            --            15,000
Exercise of stock options                                            27,450            --            27,500
Exercise of warrants                                                 50,430            --            50,500

Net loss                                                               --        (1,744,228)     (1,744,228)
                                                               ------------    ------------    ------------

Balance at June 30, 2008                                       $ 15,466,797    $(16,406,198)   $   (925,011)

Issuance of common stock previously reported as "issuable"             --              --              --
Issuance of common stock for services to consultants                  2,687            --             2,689
Issuance of common stock options for services to consultants        114,400            --           114,400
Issuance of common stock options for services to employees
       and board of directors                                       668,300            --           668,300
Stock compensation amortization expense                              16,689            --            16,689
Issuance of common stock related to the 2007 Offering               997,794            --           998,903
Common stock issuance costs related to the 2007 Offering            (99,890)           --           (99,890)
Issuance of common stock upon conversion
       of convertible debt to equity                                 74,850            --            75,000
Exercise of stock options                                            27,960            --            28,000
Exercise of warrants                                                 27,960            --            28,000

Net loss                                                               --        (1,716,608)     (1,716,608)
                                                               ------------    ------------    ------------

Balance at March 31, 2009                                      $ 17,297,547    $(18,122,806)   $   (809,528)
                                                               ============    ============    ============


                 (The accompanying notes are an integral part of these financial statements)


                                            PROFILE TECHNOLOGIES, INC.

                                             STATEMENTS OF CASH FLOWS
                                 FOR THE NINE MONTHS ENDED MARCH 31, 2009 AND 2008
                                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                         2009           2008
                                                                                      -----------    -----------

Cash flows from operating activities
      Net loss                                                                        $(1,716,608)   $(1,434,592)
      Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                                  1,352          1,966
             Loss (gain) on disposal of fixed assets                                        7,567         (6,914)
             Accreted discount on convertible debt                                         13,872          2,595
             Amortization of convertible debt discount included in interest expense         3,690         14,802
             Amortization of debt issuance costs                                               80            120
             Equity issued for services to consultants                                    117,089         83,600
             Equity issued for services to employees and board of directors               668,300        520,313
             Stock compensation amortization expense                                       16,689           --
             Changes in operating assets and liabilities:
                  Decrease in accounts receivable                                          16,872           --
                  Increase in deferred contract costs                                        --             (263)
                  Decrease (increase) in prepaid expenses and other current assets          2,581        (19,259)
                  (Increase) decrease in other assets                                        (336)         1,551
                  (Decrease) increase in accounts payable                                  (5,959)         2,107
                  Increase in deferred wages                                               30,922         20,100
                  Increase in accrued professional fees                                    22,000         16,000
                  Decrease in accrued interest                                               (750)          (187)
                                                                                      -----------    -----------
      Net cash used in operating activities                                              (822,639)      (798,061)
                                                                                      -----------    -----------

Cash flows from investing activities
      Purchase of fixed assets                                                             (4,634)          --
      Proceeds from sale of fixed assets                                                     --            6,914
                                                                                      -----------    -----------
      Net cash (used in) provided by investing activities                                  (4,634)         6,914
                                                                                      -----------    -----------

Cash flows from financing activities
      Common stock issuance costs                                                         (99,890)      (129,150)
      Proceeds from issuance of common stock                                              998,903      1,291,501
      Proceeds from exercise of stock options and warrants                                 56,000         50,500
                                                                                      -----------    -----------
      Net cash provided by financing activities                                           955,013      1,212,851
                                                                                      -----------    -----------

Increase in cash and cash equivalents                                                     127,740        421,704

Cash and cash equivalents at beginning of period                                          294,113        119,585
                                                                                      -----------    -----------

Cash and cash equivalents at end of period                                            $   421,853    $   541,289
                                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                          $     3,505    $     4,439
      Convertible debt converted into 150,000 and 30,000 shares
             of common stock during the nine months ended March 31, 2009 and 2008     $    75,000    $    15,000


                    (The accompanying notes are an integral part of these financial statements)

                                                       6

                           PROFILE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2009
                                   (Unaudited)

Note 1. Organization and Description of Business

Profile Technologies, Inc. (the "Company"), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of providing pipeline inspection services to locate corrosion and other anomalies that require assessment to verify pipeline integrity. The Company has developed a patented, non-destructive and non-invasive, high speed scanning process that uses electromagnetic waves to inspect remotely buried and above ground, cased and insulated pipelines for corrosion and other anomalies. The Company's inspection services are available to owners and operators of natural gas and oil pipelines, power plants, refineries, utilities, and other facilities which have cased or insulated pipe. The Company is actively marketing to these sectors. In conjunction with providing inspection services, the Company continues research and development of the application of its patented technologies to inspect pipelines for internal corrosion and anomalies as well as for those pipelines that are directly buried.

Note 2. Going Concern Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $18,122,806 through March 31, 2009, does not have positive cash flows from operating activities, and had negative working capital of $820,369 as of March 31, 2009. The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 3. Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of Profile Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position as of March 31, 2009 and June 30, 2008, the results of operations for the three and nine months ended March 31, 2009 and 2008 and cash flows for the nine months ended March 31, 2009 and 2008. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2008 Annual Report on Form 10-KSB.

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

Note 4. Summary of Significant Accounting Policies

The preparation of the Company's financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for the Company include service contract revenue and cost recognition, accounting for research and development costs, and accounting for stock-based compensation. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

     Service Contract Revenue and Cost Recognition

The Company recognizes revenue from service contracts using the proportional performance method of accounting. Contract revenue earned is measured based on the number of measurable units of pipelines inspected to the total number of units contracted to be inspected. Revenue is recognized based on the completion of such measurable units. The proportional performance method is used to recognize revenue because management considers measurable units of completion to be the best available measure of progress towards the completion of service contracts. Changes in estimated revenue on service contracts are recognized during the period in which the change in estimate becomes known.

Cost of revenue includes time incurred and materials used to plan the pipeline inspections, mobilize and demobilize field crews, perform the inspection services, analyze the resulting data and prepare the final inspection report. Cost of revenue also includes any idle time incurred by personnel scheduled to work on customer contracts. Costs are recognized as incurred as they are not an indicator of the progress towards completion of the pipeline inspection services.

Anticipated losses on service contracts, if any, are charged to earnings in their entirety as soon as such losses can be estimated.

     Research and Development

Research and development costs represent costs incurred to develop the Company's technology, including employee and consultant time and material and equipment expense. The Company charges all research and development expenses to operations as they are incurred except for prepayments which are capitalized and amortized over the applicable period.

During the three months ended March 31, 2009 and 2008, the Company incurred $89,549 and $59,084 on research and development activities. During the nine months ended March 31, 2009 and 2008, the Company incurred $467,464 and $324,264 on research and development activities.

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

     Vendor Concentration

     Consultant Scientist Fees

The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the three months ended March 31, 2009 and 2008, the Company incurred cash fees payable to the scientists of $65,214 and $60,733. During the nine months ended March 31, 2009 and 2008, the Company incurred cash fees payable to the scientists of $184,027 and $219,160.

On November 17, 2008, as partial compensation for services rendered, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.70 per share, expiring November 16, 2013. The 50,000 stock options had a fair value at the date of grant of $52,000, which is included in research and development expense in the Company's Statements of Operations for the nine months ended March 31, 2009.

On November 16, 2007, as partial compensation for services rendered, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.20 per share, expiring November 15, 2012. The 50,000 stock options had a fair value at the date of grant of $38,000, which is included in research and development expense in the Company's Statements of Operations for the nine months ended March 31, 2008.

Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $65,214 and $236,027 for the three and nine months ended March 31, 2009.

Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $60,733 and $257,160 for the three and nine months ended March 31, 2008.

As of March 31, 2009, the Company owed the consultant scientists a total of $85,194, which is included in accounts payable.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement 157" (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is required to adopt SFAS 157 for the assets and liabilities within the scope of FSP 157-2 on July 1, 2009, the beginning of its fiscal year 2010. In October 2008, the FASB issued SFAS Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active" (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The adoption of SFAS 157 for those assets and liabilities not subject to the deferral permitted by FSP 157-2 did not have a material impact on the Company's financial statements. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on its financial statements. The guidance in FSP 157-3 is effective immediately and did not have a material effect on the Company's financial statements.

In June 2008, the FASB issued Staff Position EITF 03-06-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, "Earnings per Share." FSP EITF 03-06-1 must be adopted for reporting periods beginning after December 15, 2008. FSP EITF 03-06-1 did not have any impact on the Company's financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" (SFAS
141R), which establishes principles and requirements for the reporting entity in a business combination, including recognition and measurement in the financial statements of the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008, and interim periods within those fiscal years. The Company must adopt SFAS 141R on July 1, 2009, the beginning of its fiscal year 2010. The Company does not expect the application of SFAS 141R to have a material effect on its financial statements.

In May 2008, the FASB issued Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"), which states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company must adopt FSP APB 14-1 on July 1, 2009, the beginning of its fiscal year 2010. The Company does not expect the application of FSP APB 14-1 to have a material effect on its financial statements.


Note 5. Stock Based Compensation, Stock Options and Warrants

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

The 2008 Stock Plan is intended to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants, and to promote the success of the Company's business. In accordance with the 2008 Stock Plan, the Company may grant stock options to purchase up to 3,500,000 shares of common stock. The 2008
Plan allows incentive stock options to be granted with an expiration date of a maximum of five years and nonqualified stock options to be granted with an expiration date of a maximum of ten years from the date of grant.

The grant date fair value of stock options is based on the price of a share of the Company's common stock on the date of grant. In determining grant date fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key weighted average assumptions:

                                                          Three Months Ended          Nine Months Ended
                                                               March 31,                  March 31,
                                                        -----------------------    -----------------------
                                                           2009         2008          2009         2008
                                                        ---------    ----------    ----------   ----------

Risk-free interest rate                                     *N/A         1.86%         2.13%        3.53%
Volatility                                                  *N/A       128.74%       134.11%      145.50%
Expected dividend yield                                     *N/A            0%            0%           0%
Expected life                                               *N/A     3.8 years     4.5 years    4.5 years
Weighted average Black-Scholes value of options granted     *N/A        $ 0.90         $1.40       $ 1.03
     *N/A There were no stock option grants during the three months ended March 31, 2009.

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


The following table sets forth the share-based compensation cost resulting from stock option grants that was recorded in the Company's Statements of Operations for the three and nine months ended March 31, 2009 and 2008:

                                     Three Months Ended      Nine Months Ended
                                          March 31,               March 31,
                                    --------------------    --------------------
                                      2009        2008        2009        2008
                                    --------    --------    --------    --------

General and administrative          $   --      $   --      $540,700    $527,100
Research and development               5,563       5,563     258,689      76,813
                                    --------    --------    --------    --------
     Total                          $  5,563    $  5,563    $799,389    $603,913
                                    ========    ========    ========    ========


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



A summary of the Company's stock option activity for the nine months ended March
31, 2009 and related information follows:

                                                                       Weighted
                                                           Weighted     Average
                                              Number       Average     Remaining    Aggregate
                                             Of Stock      Exercise   Contractual   Intrinsic
                                            Options (1)     Price        Term         Value
                                            -----------    --------   -----------   ---------
Outstanding at June 30, 2008                 3,755,000     $   1.11

     Grants                                    560,000         1.71
     Exercises                                (40,000)         0.70
     Expirations                              (70,000)         0.70
                                            -----------
Outstanding at March 31, 2009                4,205,000     $   1.20    6.25 years    $ 48,150
                                            ===========

Exercisable at March 31, 2009                4,130,000     $   1.20    6.30 years    $   --
                                            ===========

Available for grant at March 31, 2009 (2)    2,940,000
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

The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e., the difference between the Company's closing stock price on the last trading day of its third quarter of 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Company's common stock.

As of March 31, 2009, the Company had $55,685 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.5 years.

Cash received from stock options exercised during the three and nine months ended March 31, 2009 was $0 and $28,000.


The following table summarizes information about stock options outstanding and exercisable at March 31, 2009:

                            Stock Options Outstanding               Stock Options Exercisable
                    ---------------------------------------  ----------------------------------------
                                     Weighted                                 Weighted
                                      Average      Weighted                    Average       Weighted
                      Number of      Remaining     Average     Number of      Remaining      Average
                       Options      Contractual    Exercise     Options      Contractual     Exercise
Exercise Prices      Outstanding    Life (Years)    Price     Exercisable    Life (Years)     Price
---------------      -----------    ------------    -----     -----------    ------------     -----
$  0.50                  20,000         0.12       $  0.50        20,000         0.12        $  0.50
   0.86                 435,000         7.62          0.86       435,000         7.62           0.86
   0.95                 140,000         7.62          0.95       140,000         7.62           0.95
   1.05                 150,000         2.66          1.05       112,500         2.41           1.05
   1.12                 285,000         5.21          1.12       285,000         5.21           1.12
   1.13                  50,000         3.93          1.13        12,500         3.93           1.13
   1.16               1,850,000         5.21          1.16     1,850,000         5.21           1.16
   1.20                 350,000         7.06          1.20       350,000         7.06           1.20
   1.21                 150,000         6.70          1.21       150,000         6.70           1.21
   1.26                  35,000         9.67          1.26        35,000         9.67           1.26
   1.32                 200,000         8.63          1.32       200,000         8.63           1.32
   1.50                  15,000         8.45          1.50        15,000         8.45           1.50
   1.70                 390,000         8.22          1.70       390,000         8.22           1.70
   1.87                 135,000         9.64          1.87       135,000         9.64           1.87
                    ------------                             ------------
$  0.50 - $ 1.87      4,205,000         6.25       $  1.20     4,130,000         6.30        $  1.20
                    ============                             ============


Warrants
--------

The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

A summary of the Company's warrant-related activity for the nine months ended
March 31, 2009 and related information follows:

                                     Number of        Weighted
                                     Warrants         Average
                                    Outstanding    Exercise Price
                                    -----------    --------------

Outstanding at June 30, 2008         8,151,028        $   0.75

Exercises                              (40,000)           0.70
                                     ---------
Outstanding at March 31, 2009        8,111,028        $   0.75
                                     =========










                                       13

The following table summarizes information about warrants outstanding, all of which are exercisable at March 31, 2009:

                                          Weighted
                                           Average
                       Number of          Remaining              Weighted
     Exercise           Warrants       Contractual Life           Average
      Prices          Outstanding           (Years)           Exercise Price
      ------          -----------           -------           --------------
   $     0.60            439,600             2.37                $   0.60
         0.75          7,100,000             2.16                    0.75
         0.86            450,000             7.62                    0.86
         1.00             50,000             3.03                    1.00
         1.05             71,428             3.11                    1.05
                     ------------
   $  0.60-1.05        8,111,028             2.48                $   0.75
                     ============


Cash received from warrants exercised during the three and nine months ended March 31, 2009 was $0 and $28,000.

Note 6. Net Loss Per Share

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

Excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2009, because their effect would be antidilutive, are stock options and warrants to acquire 12,316,028 shares of common stock with a weighted-average exercise price of $.90 per share. Also excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2009 are 70,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 "Convertible Debt" because their effect would be antidilutive.

Excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2008, because their effect would be antidilutive, are stock options and warrants to acquire 11,966,028 shares of common stock with a weighted-average exercise price of $0.86 per share. Also excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2008 are 220,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 "Convertible Debt" because their effect would be antidilutive.

For the three and nine months ended March 31, 2009 and 2008, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 9 "Deferred Wages and Accrued Professional Fees" that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at March 31, 2009 and 2008.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Note 7. Related Parties

Note Payable to Stockholder

In April 2002, the Company issued a non-interest bearing bridge note payable to an officer of the Company in the amount of $7,500. The note is payable in full when the Company determines it has sufficient working capital to do so. On September 29, 2002, the officer who was owed the $7,500 died.

Note 8. Convertible Debt

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

During the three and nine months ended March 31, 2009, three and five investors, respectively, exercised their conversion right and converted their Debentures in the aggregate principal amounts of $25,000 and $75,000, respectively, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued an aggregate of 50,000 and 150,000 shares of common stock during the three and nine months ended March 31, 2009. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 and $3,690 at the conversion date was recognized as interest expense during the three and nine months ended March 31, 2009.

During the three and nine months ended March 31, 2008, none and one investor exercised his conversion right and converted his Debenture in the principal amount of $15,000, pursuant to the terms of the 2003 Offering. Accordingly the investor was issued 30,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instrument included a beneficial conversion feature, the remaining unamortized discount of $14,802 at the conversion date was recognized as interest expense during the nine months ended March 31, 2008.

As of March 31, 2009, accrued interest on the Debentures was $621. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $8,767 and $17,562 for the three and nine months ended March 31, 2009. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $1,294 and $17,397 for the three and nine months ended March 31, 2008. As of March 31, 2009 the carrying value of the current portion of the Debentures was $13,044, net of unamortized debt discount of $21,956.

Note 9. Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At March 31, 2009, the Company has accrued $1,054,864 related to the deferred payment of salaries and professional fees of which $800,714 is included under deferred wages and $254,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,054,864 deferred salaries and accrued professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

Note 10. 2007 Private Placement Equity Offering

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

During the three and nine months ended March 31, 2009 the Company raised none and $998,903 under the terms of the 2007 Offering. Accordingly, the Company issued 1,109,885 shares of common stock pursuant to the terms of the 2007 Offering during the nine months ended March 31, 2009. During the three and nine months ended March 31, 2008, the Company raised $120,000 and $1,291,501 pursuant to the terms of the 2007 Offering. Accordingly, the Company issued 133,333 and 1,435,001 shares of common stock pursuant to the terms of the 2007 Offering during the three and nine months ended March 31, 2008.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise. Accordingly, during the three and nine months ended March 31, 2009 the Company incurred total cash fees payable to the brokerage firms of none and $99,890. During the three and nine months ended March 31, 2008 the Company incurred total cash fees payable to the brokerage firms of $12,000 and $129,150. As of March 31, 2009, the Company was current with respect to the amount owed the brokerage firms.

Note 11. Subsequent Events

On April 11, 2007, the Company entered into a three-year consulting agreement ("Consulting Agreement") with R.F. Lafferty & Co., Inc. ("Lafferty") to provide consulting services and assist in obtaining both short and long-term financing. Pursuant to the terms of the Consulting Agreement the Company owes Lafferty a ten percent cash commission on all funds that they helped raise. As compensation, upon execution of the Consulting Agreement, the Company issued to Lafferty 100,000 shares of common stock and a warrant to purchase 50,000 shares of common stock at an exercise price of $1.00 per share. The warrant expires on April 10, 2012.

On April 1, 2009, the Company's Board of Director's voted to extend the Consulting Agreement an additional year to April 11, 2011, on substantially the same terms as the existing Consulting Agreement. As compensation, upon execution of the extension of the Consulting Agreement, the Company issued Lafferty 100,000 shares of the Company's Common Stock.

On April 2, 2009, the Company entered into a private placement offering (the "2009 Offering") of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000. The 2009 Offering will expire on July 2, 2009, unless extended by the Company for a reasonable time period thereafter.

Subsequent to March 31, 2009, the Company has raised $78,000 pursuant to the terms of the 2009 Offering. Accordingly, the Company issued 86,667 shares of common stock.

Pursuant to an agreement with Lafferty dated May 30, 2007, the Company will pay Lafferty a ten percent cash commission on all funds raised by Lafferty in private placements of the Company's common stock on terms specified by the Company. Subsequent to March 31, 2009, Lafferty raised $78,000 pursuant to the terms of the 2009 Offering. Accordingly, the Company has incurred cash fees payable to Lafferty of $7,800.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
--------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended March 31, 2009, and specifically in the items entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Because the Company is a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-Q are not required to be made by the Company.

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

Results of Operations
---------------------

Revenue

The Company recognizes revenue from service contracts using the proportional performance method of accounting. Contract revenue earned is measured based on the number of measurable units of pipelines inspected to the total number of units contracted to be inspected. Revenue is recognized based on the completion of such measurable units. The proportional performance method is used to recognize revenue because management considers measurable units of completion to be the best available measure of progress towards the completion of service contracts. Changes in estimated revenue on service contracts are recognized during the period in which the change in estimate becomes known.

Revenue consists of the pipeline inspection fee and reimbursement of costs incurred to mobilize and demobilize field crews and inspection equipment to and from the inspection site and other travel related costs.

The Company did not recognize revenue during the three months ended March 31, 2009 and 2008.

Revenue for the nine months ended March 31, 2009 and 2008 was $27,281 and $13,300. Revenue for the nine months ended March 31, 2009 consisted of pipeline inspections performed for two customers for a total of 9 casings. Revenue for the nine months ended March 31, 2008 consisted of pipeline inspections performed for one customer for a total of 2 casings.

Cost of revenue

Cost of revenue includes time incurred and materials used to plan the pipeline inspections, mobilize and demobilize field crews, perform the inspection services, analyze the resulting data and prepare the final inspection report. Cost of revenue also includes any idle time incurred by personnel scheduled to work on customer contracts. Costs are recognized as incurred as they are not an indicator of the progress towards completion of the pipeline inspection services.

Cost of revenue for the three months ended March 31, 2009 and 2008 was $678 and $0. Cost of revenue for the three months ended March 31, 2009 represents amortization of EMW-C related equipment that is utilized during pipeline inspections.

Cost of revenues for the nine months ended March 31, 2009 and 2008 was $23,831 and $18,834, resulting in gross margins of 12.6 % and (41.6) %, respectively. Gross margin improved for the nine months ended March 31, 2009 compared to the same period in 2008 as the Company continues to refine its EMW-C inspection technology and methodology for interpreting the resulting data, resulting in increased efficiencies and improved gross margins. Additionally, the Company continues to train field crews who have a lower hourly rate than the Company's consulting scientists.

Research and Development

Research and development expense consists of fees paid to consulting scientists to develop the Company's inspection technologies and related hardware, salary and benefit costs for employees, and supplies and equipment utilized for the development of the EMW inspection technologies.

Research and development expense for the three months ended March 31, 2009 was $89,549 compared to $59,084 for the three months ended March 31, 2008. The increase of $30,465 is substantially attributable to an increase in fees paid to the consulting scientists during the current quarter resulting from additional resources spent developing the Company's internal pipeline inspection technology as well as refining its existing EMW-C technology.

Research and development expense for the nine months ended March 31, 2009 was $467,464, an increase of $143,200, compared to $324,264 for the nine months ended March 31, 2008. The increase from prior year is primarily due to an increase in stock compensation of $181,876 offset by a decrease in cash fees payable to the consulting scientists for time spent on research and development activities of approximately $18,000.

During the nine months ended March 31, 2009, the Company granted stock options to its consulting scientists and two employees to purchase a total of 175,000 shares of common stock at an exercise price of $1.70 per share. The fair value at the date of grant was $242,000, which is included in research and development expense. Also included in research and development expense for the nine months ended March 31, 2009 is $16,689 stock compensation related to the amortization of stock options previously granted to an employee. The remaining $208,775 included in research and development for the nine months ended March 31, 2009 consists of allocated employee salary and benefit costs, approximately $130,000 cash fees incurred for services rendered by the consulting scientists, and EMW equipment related expense.

During the nine months ended March 31, 2008, the Company granted stock options to its consulting scientists and one employee to purchase a total of 75,000 shares of common stock at an exercise price of $1.20 per share. The fair value at the date of grant was $65,750, which is included in research and development expense for the nine months ended March 31, 2008. Also included in research and development expense for the nine months ended March 31, 2008 is $11,063 stock compensation related to the amortization of stock options previously granted to an employee. The remaining $247,451 included in research and development for the nine months ended March 31, 2008 consists of allocated employee salary and benefit costs, $148,000 cash fees incurred for services rendered by the consulting scientists as well as EMW equipment expense.

Selling Expense

Selling expense is primarily comprised of salary and benefit expense for employees who spend time meeting with prospective customers, costs that are incurred by the Company to provide field demonstrations to prospective customers, and costs incurred to attend conferences and trade shows.

Selling expense for the three months ended March 31, 2009 and 2008 was $40,092 and $62,861. The decrease from prior year is substantially the result of the Company providing field demonstrations to a prospective customer during the prior year for the purpose of obtaining a revenue generating contract.

Selling expense for the nine months ended March 31, 2009 and 2008 was $124,655 and $62,861. The overall increase from prior year is substantially the result of the Company providing field demonstrations to a prospective customer for the purpose of obtaining a revenue generating contract as well as a shift in the Company focusing on selling related activities rather than research and development activities.

General and Administrative

General and administrative expense consists of costs incurred for professional fees, wages and benefits for the executive team, travel and entertainment, rent, and other administrative fees such as office supplies, postage and printing costs.

General and administrative expense for the three months ended March 31, 2009 and 2008 was $180,765 and $159,022. The increase of $21,743 is partially due to increases in travel and entertainment, professional fees and rent of approximately $3,400, $3,500, and $8,900, respectively. The increase in rent is substantially the result of the Company entering into an operating lease agreement in May 2008 for office, warehouse and yard space in Albuquerque, New Mexico. Monthly rent is $2,500 plus monthly triple net costs of $350.

General and administrative expense for the nine months ended March 31, 2009 and 2008 was $1,102,695 and $1,038,698. The increase of $63,997 is primarily due to increases in professional fees, rent, and employee wages and benefits expense of approximately $10,600, $19,600, and $26,000, respectively. Rent increased overall due to the lease of the Albuquerque, NM facility in May 2008 offset by a decrease in rent for the lease of the Ferndale, WA facility, which was terminated in September 2007. Employee wages and benefits increased due to increases in medical and life insurance premiums as well as board approved salary increases.

Gain (Loss) on Sale (Disposal) of Fixed Assets

The Company recorded a loss on disposal of fixed assets of $7,567 during the nine months ended March 31, 2009 as a result of the removal of the cost and accumulated depreciation from the Company's financial statements for field equipment that was either no longer in service or deemed obsolete.

The Company recorded a gain on sale of fixed assets of $6,914 during the three and nine months ended March 31, 2008 as a result of proceeds received from the sale of equipment that was previously being utilized at the Ferndale, WA facility. The Company sold equipment that was no longer being utilized and not transferred down to the Albuquerque, NM facility.

Interest Expense

Interest expense for the three months ended March 31, 2009 and 2008 was $9,603 and $3,115. The increase of $6,488 is partially the result of an increase in the accretion of the discount on the Debentures of $3,783. Additionally, during the three months ended March 31, 2009 three investors exercised their conversion right pursuant to the Debentures which resulted in the recognition of the related remaining unamortized discount of $3,690 at the conversion date as interest expense during the three months ended March 31, 2009.

Interest expense for the nine months ended March 31, 2009 and 2008 was $20,918 and $23,173. The decrease of $2,255 is substantially the impact of investors exercising their conversion right in accordance with the terms of the 2003 Offering offset by the accretion of the remaining discount on the Debentures. Since the Debentures included a beneficial conversion feature at issuance, the remaining unamortized discount of $3,690 and $14,802 at the conversion dates was recognized as interest expense during the nine months ended March 31, 2009 and 2008. Accretion of the remaining discount on the Debentures was $13,872 and $2,595 during the nine months ended March 31, 2009 and 2008.

Interest Income

Interest income for the three and nine months ended March 31, 2009 was $67 and $3,241 compared to $3,989 and $13,024 for the three and nine months ended March 31, 2008. Despite the higher average cash balance maintained during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008, interest income decreased as a result of the sharp decline in the interest rate on the Company's interest-bearing cash accounts.

Liquidity and Capital Resources
-------------------------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $18,122,806 through March 31, 2009, does not have positive cash flows from operating activities, and had negative working capital of $820,369 as of March 31, 2009. The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2009, the Company had cash and cash equivalents of $421,853. The Company has financed its operations primarily from funds received pursuant to the 2007 Private Placement Equity Offering completed by the Company on August 15, 2008, raising net proceeds of $2,065,864 and proceeds received from the exercise of stock options and warrants.

Net cash used in operating activities was $822,639 for the nine months ended March 31, 2009, compared to net cash used of $798,061 for the same period in 2008. The increase of $24,578 in cash used was mainly attributable to increases in professional fees, rent and employee wages and benefits (see "Results of
Operations: General and Administrative" above). These increases were offset by a decrease of $18,000 in cash fees paid to the consulting scientists.

Net cash used in investing activities was $4,634 for the nine months ended March 31, 2009, compared to net cash provided by investing activities of $6,914 during the same period in 2008. During the nine months ended March 31, 2009, the Company purchased $4,634 of contract related equipment. During the nine months ended March 31, 2008, the Company received proceeds of $6,914 from the sale of equipment that was previously being utilized at the Ferndale, WA facility. The Company sold equipment that was no longer being utilized and not transferred down to the Albuquerque, NM facility.

Net cash provided by financing activities was $955,013 for the nine months ended March 31, 2009 compared to net cash provided by financing activities of $1,212,851 for the same period in 2008. During the nine months ended March 31, 2009, the Company raised net proceeds of $899,013 pursuant to the terms of the 2007 Offering compared to $1,162,351 during the nine months ended March 31, 2008. Offsetting the decrease in cash provided by financing activities as a result of proceeds received pursuant to the 2007 Offering is the increase in proceeds from the exercise of stock options and warrants, which was $56,000 during the nine months ended March 31, 2009 and $50,500 during the same period in 2008.

Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At March 31, 2009, the Company has accrued $1,054,864 related to the deferred payment of salaries and professional fees of which $800,714 is included under deferred wages and $254,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,054,864 deferred salaries and accrued professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

During the three and nine months ended March 31, 2009, three and five investors, respectively, exercised their conversion right and converted their Debentures in the aggregate principal amounts of $25,000 and $75,000, respectively, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued an aggregate of 50,000 and 150,000 shares of common stock during the three and nine months ended March 31, 2009. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 and $3,690 at the conversion date was recognized as interest expense during the three and nine months ended March 31, 2009.

During the three and nine months ended March 31, 2008, none and one investor exercised his conversion right and converted his Debenture in the principal amount of $15,000, pursuant to the terms of the 2003 Offering. Accordingly the investor was issued 30,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the convertible debt instrument included a beneficial conversion feature, the remaining unamortized discount of $14,802 at the conversion date was recognized as interest expense during the nine months ended March 31, 2008.

As of March 31, 2009, accrued interest on the Debentures was $621. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $8,767 and $17,562 for the three and nine months ended March 31, 2009. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $1,294 and $17,397 for the three and nine months ended March 31, 2008. As of March 31, 2009 the carrying value of the current portion of the Debentures was $13,044, net of unamortized debt discount of $21,956.

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

During the three and nine months ended March 31, 2009 the Company raised none and $998,903 under the terms of the 2007 Offering. Accordingly, the Company issued 1,109,885 shares of common stock pursuant to the terms of the 2007 Offering during the nine months ended March 31, 2009. During the three and nine months ended March 31, 2008, the Company raised $120,000 and $1,291,501 pursuant to the terms of the 2007 Offering. Accordingly, the Company issued 133,333 and 1,435,001 shares of common stock pursuant to the terms of the 2007 Offering during the three and nine months ended March 31, 2008.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise. Accordingly, during the three and nine months ended March 31, 2009 the Company incurred total cash fees payable to the brokerage firms of none and $99,890. During the three and nine months ended March 31, 2008 the Company incurred total cash fees payable to the brokerage firms of $12,000 and $129,150. As of March 31, 2009, the Company was current with respect to the amount owed the brokerage firms.

Other Contractual Obligations
-----------------------------

The Company's other contractual obligations consist of commitments under operating leases and repayment of a loan payable to a stockholder.

As of March 31, 2009, the Company had an outstanding loan payable to a stockholder with a principal amount of $7,500. The terms of the stockholder note are described under "Note 7 Related Parties - Note Payable to Stockholder."

As of March 31, 2009, the Company has future minimum lease payments of approximately $45,000 under its operating leases.

Off-Balance Sheet Arrangements
------------------------------

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements
-----------------------------------------

See Note 4. "Summary of Significant Accounting Policies" to the Financial Statements in this Form 10-Q.

Item 4T. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2009 that the Company's disclosure controls and procedures were effective such that the information required to be disclosed in the Company's United States Securities and Exchange Commission (the "SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Profile Technologies, Inc.
                                               --------------------------
                                                     (Registrant)


 May 14, 2009                                  By: /s/ Henry E. Gemino
                                               -----------------------
                                               Henry E. Gemino
                                               Chief Executive Officer and
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

Exhibit 3.7 Amendment No. 1 to the Consulting Agreement dated April 1, 2009, by and between Profile Technologies, Inc. and R.F. Lafferty & Co., Inc. *

Exhibit 3.8 Form of Subscription Agreement by and between Profile Technologies, Inc. and investors in the 2009 Offering. *

Exhibit 31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 . *

--------------------

*Filed herewith.