Form 10-K
period 2009-06-30
PROFILE TECHNOLOGIES INC
filed 2009-09-28
CIK 1014653

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              |X|  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2009

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

           Title of each class         Name of each exchange on which registered
           -------------------         -----------------------------------------
Common Stock, $0.001 par value per share          OTC Bulletin Board

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


Large accelerated filer                   |_|    Accelerated filer           |_|

Non-accelerated filer (Do not check if a  |_|    Smaller reporting company   |X|
smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes |_| No |X|


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter, based upon the closing sale price of the registrant's common stock on December 31, 2008 as reported on the OTC Bulletin Board was $18,004,917.

As of September 22, 2009, there were 16,382,740 shares of the registrant's common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

The information contained in Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K have been incorporated by reference to the issuer's Definitive Proxy Statement on Form 14A for its Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2009.

================================================================================

                                TABLE OF CONTENTS

                           PROFILE TECHNOLOGIES, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2009


PART I                                                                      PAGE
------                                                                      ----

Item 1.       Business                                                        4

Item 2.       Properties                                                      8

Item 3.       Legal Proceedings                                               9

Item 4.       Submissions of Matters to a Vote of Security Holders            9

PART II
-------

Item 5.       Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities               10

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       12

Item 8.       Financial Statements                                            20

Item 9.       Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                        40

Item 9A(T).   Controls and Procedures                                         40

Item 9B.      Other Information                                               40

PART III
--------

Item 10.      Directors, Executive Officers, and Corporate Governance         41

Item 11.      Executive Compensation                                          41

Item 12.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      41

Item 13.      Certain Relationships and Related Transactions, and
              Director Independence                                           42

Item 14.      Principal Accounting Fees and Services                          42

PART IV
-------

Item 15.      Exhibits, Financial Statement Schedules                         43

SIGNATURES                                                                    44

EXHIBIT INDEX                                                                 45

CERTIFICATIONS

                                     PART I


Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995:


Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended June 30, 2009, and specifically in the item entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

The safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, apply to forward-looking statements made by the Company. The reader is cautioned that no statements contained in this Form 10-K should be construed as a guarantee or assurance of future performance or results. These forward-looking statements involve risks and uncertainties, including those identified within this Form 10-K. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties. These forward-looking statements are based on current expectations, and the Company assumes no obligation to update this information. Readers are urged to carefully review and consider the various disclosures made by the Company in this Form 10-K and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

ITEM 1. BUSINESS

Description of Business
-----------------------

Profile Technologies, Inc. (the "Company"), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of providing pipeline inspection services to locate corrosion and other anomalies that require assessment to verify pipeline integrity. The Company has developed a patented, non-destructive and non-invasive, high speed scanning process that uses electromagnetic waves to remotely inspect buried and above ground, cased and insulated pipelines for corrosion and other anomalies. The Company's inspection services are available to owners and operators of natural gas and oil pipelines, power plants and refineries, utilities, and other facilities which have cased or insulated pipe. The Company is actively marketing to this sector. In conjunction with providing inspection services, the Company continues its research and development of new applications for its patented technology including inspecting pipes for internal corrosion and other anomalies.

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

Research and development expense for the years ended June 30, 2009 and 2008 were $573,950 and $420,674.

Industry Overview
-----------------

Refineries, chemical plants, utilities, and the oil and natural gas industries own and operate millions of miles of pipeline, most of which are exposed to environments that lead to corrosion of those facilities. The ongoing threat of corrosion requires these companies to continually inspect, monitor, and maintain their pipeline infrastructure to ensure that its integrity meets applicable federal, state, and industry standards established by relevant regulatory bodies to protect the public, operating personnel, and the environment.

The Pipeline and Hazardous Materials Safety Administration (PHMSA), an agency of the U.S. Department of Transportation, is the federal safety authority responsible for the oversight of the interstate natural gas and hazardous liquid pipelines that make up a portion of the 2.3 million miles of pipeline in the United States. The remaining intrastate pipelines are also regulated by the state in which the pipeline is located. Typically, all such pipelines are required to be inspected periodically for corrosion and other defects. In addition, federal regulations enacted in 2003 have created additional periodic inspection and monitoring requirements for the external and internal surfaces of many hazardous liquid and natural gas pipelines.

As regulations change and the nation's pipeline infrastructure ages, pipeline companies are constantly searching for new and efficient inspection technologies to assist them in fulfilling their regulatory obligations. With no exception to the inspection requirements, the geometry and design of cased and thermally insulated pipelines limit the available inspection options. The Company feels its electromagnetic wave ("EMW") inspection process for cased and thermally insulated pipelines, marketed as the EMW-C(TM), provides certain advantages over competing technologies, including greater inspection range, the ability to detect anomalous conditions and features undetectable by other methods, and lower cost long-term monitoring capabilities. Accordingly, the Company is, for the near future, concentrating its marketing efforts on cased and thermally insulated pipelines.

The Company's EMW-C(TM) External Inspection Process
---------------------------------------------------

The EMW-C(TM) inspection process is a non-destructive corrosion inspection method patented by the Company, for long-range external assessment of cased and insulated pipelines. The technique uses electromagnetic waves to locate and identify corrosion and other anomalous conditions at distances down the length of the pipeline. This non-intrusive and non-destructive method can be performed without disturbing the pipeline casing or removing the protective insulation. After the initial inspection is performed, permanent connectors may be left on the pipeline to allow for repeat and periodic inspections or monitoring. In addition, the EMW-C(TM) inspection process provides corrosion inspection over long lengths of cased or insulated pipe sections from a single location, as opposed to most other inspection methods, which may only provide for point or localized inspections.

Commercially available since November of 2007, the latest generation of the EMW-C(TM) inspection process incorporates enhancements in the process, hardware, and software garnered from years of development and inspection experience. The compact hardware can easily be transported to any job location and operated by a crew of two trained technicians. The equipment is controlled wirelessly from a laptop where all inspection data is collected and stored. The modification of the equipment and its control has made for quicker inspections while improving accuracy and efficiency. This portable system is designed to allow testing of both underground and above-grade, cased and insulated pipelines with one test set. The new rugged and environmentally protected equipment has been used for many pipeline inspections and has proven to be a solid performer in conditions otherwise unfavorable to electronics equipment.

Correlating pipeline corrosion information using the Company's technology requires a combination of state-of-the-art instrumentation plus an understanding of the physical phenomena that are being measured. Management believes that the EMW-C(TM) measurement and analysis are on the leading edge of inspection technology.

The Company also believes that its technology has at least four significant competitive advantages. Among these are the following:

     o The EMW-C(TM) is a long-range indirect inspection method which allows for inspection at long distances from a single location. This provides the ability to inspect pipeline segments that are otherwise inaccessible to short range or direct inspection methods.

     o The data obtained through the use of the EMW-C(TM) inspection method provides clients with unique information about the condition of the pipe and its environment, offering clients a preventative advantage to proactively prevent corrosion from occurring by locating and eliminating external conditions that cause corrosion.

     o Through the use of proprietary uniquely designed connectors and probes the EMW-C(TM) can inspect cased and insulated pipelines with minimal disturbance to the pipe's protective coating or jacketing. Unlike other similar inspection methods, inspection of insulated pipelines does not require the cumbersome and costly removal of insulation. Furthermore, connectors can be manufactured and sold at a fraction of the cost of those of similar inspection methods. Accordingly the Company's technology will typically have a lower cost of site preparation that results in a significant cost advantage.

     o The EMW-C(TM) inspection equipment is portable and can be operated by two trained field technicians. It has the ability to immediately collect, store, and analyze data as well as to transmit data wirelessly in real time should long distance monitoring be necessary.

New Product Developments - Installation of Permanent Connectors, Inspection of Wax-Filled Cased Pipelines, and Internal Inspection Process
------------------------------------------------------------------------------

During the beginning of fiscal year 2010, the Company began selling two additional options with the EMW-C(TM) inspection service; permanent connectors for recurring inspection and dielectric fill analysis. Adding these two features increases the appeal of the EMW-C(TM) to the customer. The permanent connectors are a relatively low cost option which allow for quick re-inspection of the pipeline section at later times without the need for repeat excavation or preparation by the customer. Consecutive inspections create a historical data baseline and means to identify small but significant changes to the pipeline. This equates to more sensitive inspection at lower total cost of EMW-C(TM) inspection for the pipeline operator plus a permanent presence for the Company and recurring inspection services.

The Company also now offers a modification to the EMW-C(TM) which inspects the condition of wax or dielectric fill in cased pipelines. The filling of the void between the casing and the pipe with wax as a means of additional corrosion protection (the "wax-fill technology") has become popular in the oil and gas pipeline industry with the onset of new Federal Regulations allowing its use. The Company has worked closely with key participants in this technology to refine and demonstrate the company's capability to perform the initial inspection and long-term monitoring of wax-filled pipeline crossings in combination with EMW-C(TM) permanent connectors. The Company is now in a unique position to provide these services to all companies interested in the many benefits of the wax-fill technology.

In addition to services for external pipeline inspection, the Company is also in the process of adapting its technology to inspect pipeline internals for corrosion and other anomalous conditions and has filed patents for this adaptation. In fiscal year 2009, significant progress was made in the advancement of the internal inspection process as a viable commercial product. Trials were performed at a third party research facility where the results exceeded the Company's expectations. Since the conclusion of these trials, the Company has recognized a significant market for this technology and therefore product development was accelerated. Demonstrations and field trials are being scheduled with potential licensees and clients.

Regulatory Environment
----------------------

A combination of federal, state, and industry rules combine to regulate corrosion protection. The U.S. Department of Labor, operating through the Occupational Safety and Health Administration has jurisdiction over numerous plants and facilities containing corrosion protected pipeline that, if breached, could cause serious bodily injury or death to on-site workers. The U.S. Department of Transportation has jurisdiction over interstate natural gas and hazardous liquids pipelines. Counterpart state agencies have jurisdiction over intrastate natural gas and hazardous liquids pipelines. In addition, the American Petroleum Institute has promulgated a comprehensive Piping Inspection Code which requires that extensive corrosion testing be conducted by all members (which includes the vast majority of the petroleum and petrochemical industries). As a result of extensive regulation and testing requirements, the industry is faced with the requirement to engage in extensive testing for corrosion. In 1993, the American Petroleum Institute imposed stricter test standards for corrosion under the insulation on pipelines.

The American Petroleum Institute testing standard adopted in 1993, in essence, mandates either the stripping of larger amounts of coating or using an alternate system that will identify corrosion under the insulation without stripping the coating on suspected and unsuspected pipe. Because of the enormous cost involved in using the stripping and visual testing process, the Company believes that the industry will be receptive to an alternate testing system that is reliable and less costly. The Company believes that its EMW-C(TM) inspection process provides an alternate testing system that could be widely accepted by the industry. However, while the Company has obtained some commercial contracts and prospects for expanded commercial contracts in the future appear strong, there can be no assurance that such acceptance will continue to grow or that competitors will not develop newer and better technologies.

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

Revenues and Customers
----------------------

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

Through fiscal year 2009, the Company had derived revenue solely from the sale of the EMW-C(TM) inspection technology service. However, subsequent to June 30, 2009 the Company began selling permanent connectors as an additional option beyond inspection alone. The permanent connectors allow for easy re-inspection and help customers to save cost in excavation and preparation for repeat inspections. The Company expects the use of permanent connectors to lead to recurring inspection revenue for these locations. Since the Company began offering permanent EMW-C(TM) connectors, it has already received two contracts and is in negotiations for a third to sell and install the permanent connectors to natural gas pipeline customers.

Revenue for the years ended June 30, 2009 and 2008 was $46,507 and $30,172.

Sales and Marketing
-------------------

The Company's sales and marketing strategy has been to position the Company's EMW-C(TM) inspection process as the method of choice to detect pipeline corrosion and anomalous conditions where the pipelines are either inaccessible to other inspection tools, or much more costly to inspect with tools other than the Company's EMW-C(TM) technology. Pipelines are commonly found in refinery and chemical plants (such as insulated, overhead pipes), natural gas distribution systems (such as pipes buried in city streets), and natural gas and oil transmission systems (such as road, bridge and stream crossings and concrete-encased pipes).

As described above, the Company has fabricated new pipe inspection hardware for the inspection of cased and insulated pipelines and is actively seeking industry acceptance and other financing sources in order to rigorously promote the inspection process. In order to obtain additional revenue generating contracts, the Company intends to emphasize the unique capabilities of its cased and insulated pipeline testing method, the flexibility of the method's application, and its cost effectiveness as compared to other methods. In fiscal year 2010, the Company intends to continue its marketing efforts in the pipeline inspection markets in North America, particularly in "high consequence areas" as defined in the federal Department of Transportation's regulations. However, there can be no assurance that the Company will be successful in concentrating its marketing efforts for the EMW-C(TM) technology on natural gas utility and pipeline markets.

Patents, Intellectual Property and Licensing
--------------------------------------------

The Company pursues a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 2009, the Company had 12 issued and pending U.S. patents and 9 issued and pending foreign patents.

The Company's success depends in large part upon its ability to protect its process and technology under United States and international patent laws and other intellectual property laws. U.S. patents filed prior to June 8, 1995, have a term of either seventeen years from the issue date of the patent or twenty years from the earliest effective filing date of the U.S. application. U.S. patents filed on or after June 8, 1995, have a term of twenty years from the U.S. application filing date, or if reference to an earlier filed application is made, the term of the patent is twenty years from the date on which the earliest application was filed. Patents in most foreign countries have a term of 20 years from the effective priority filing date of the patent application.

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

Competition
-----------

Although a number of inspection technologies have been developed to aid in ascertaining the condition of piping throughout the pipeline corrosion control industry, information needed to determine the integrity of these critical systems is often difficult and costly to acquire. The Company has numerous indirect competitors, but the Company believes that its inspection services have significant competitive advantages over other services provided by competitors. Refer to "The Company's EMW-C(TM) External Inspection Process" above.

The Company's EMW-C(TM) inspection service is designed to help pipeline operators quickly and less expensively screen cased, insulated, or hard to-access piping for external corrosion. Although its technology does not provide pipeline and plant operators with all the data they will require to manage and remediate corrosion, when used as a "front-end" screening tool in combination with one or more spot inspection tools, it can dramatically lower the cost of acquiring all of the data necessary to manage corrosion risks to their piping systems. There can be no assurances, however, that the Company's competitors will not develop newer, more efficient and less costly technologies.

Employees and Consultants
-------------------------

As of June 30, 2009, the Company had six full-time employees.

The Company considers its relationship with its employees to be good. To the best of the Company's knowledge, none of the Company's officers or directors is bound by restrictive covenants from prior employers which would preclude them from providing services to the Company.

A significant amount of the Company's research and development activities are provided on its behalf by consulting scientists. The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's EMW-C(TM) inspection hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the use of the EMW-C(TM) inspection hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the years ended June 30, 2009 and 2008, the Company incurred total cash and equity compensation payable to the scientists of $314,878 and $337,799, respectively.

The Company plans to retain and utilize the services of outside consultants, as the need arises.

ITEM 2. PROPERTIES

The Company's corporate office is located at 2 Park Avenue, Suite 201, Manhasset, NY 11030. On February 4, 2009, the Company entered into an amendment to their existing corporate operating lease, extending the lease for a period of one year commencing on March 1, 2009 and expiring on February 28, 2010. The annual rent is $12,342. The Company also paid a refundable security deposit of $2,057.

On May 14, 2008, the Company entered into a one year operating lease agreement with a non-affiliate to lease 918 square feet of office space, 2,576 square feet of warehouse space and 7,500 square feet of yard space in Albuquerque, New Mexico. On May 12, 2009, the Company entered into an amendment to this operating lease, extending the expiration date to May 30, 2010. This facility is used as an office and base of operations for inspection services as well as for product advancement and research and development of the Company's EMW-C(TM) inspection technology. The Company paid a refundable security deposit of $2,000 and last month rent deposit of $2,500. Monthly rent is $2,575 plus monthly triple net costs of $350.

ITEM 3. LEGAL PROCEEDINGS

As of the date of this report, the Company is not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of the Company's properties that could affect its operations. Should any liabilities incur in the future, they will be accrued based on management's best estimate of the potential loss. As such, there is no adverse effect on the Company's financial position, results of operations or cash flow at this time. Furthermore, the Company does not believe that there are any proceedings to which any of the Company's directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of the Company's common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during its fiscal fourth quarter of the year ended June 30, 2009.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company's common stock traded on the NASDAQ Small Cap market from the date it began to be publicly traded in February 1997 until August 10, 2001 under the symbol "PRTK". On August 13, 2001, the Company's common stock was delisted from the NASDAQ Small Cap market and began trading on the Over the Counter Bulletin Board (the "OTCBB") under the same symbol. The Company's common stock continues to be traded on the OTCBB.

The following table sets forth the high and low closing sale prices for the Company's common stock for each quarter during the past two fiscal years as reported by the OTCBB:
                                                            High     Low
                                                            ----     ---
Fiscal Year Ended June 30, 2009
-------------------------------
First Quarter 2009 (July 1 - September 30, 2008)            $3.00   $1.25
Second Quarter 2009 (October 1 - December 31, 2008)         $1.75   $1.00
Third Quarter 2009 (January 1 - March 31, 2009)             $1.55   $0.93
Fourth Quarter 2009 (April 1 - June 30, 2009)               $1.50   $0.92

Fiscal Year Ended June 30, 2008
-------------------------------
First Quarter 2008 (July 1 - September 30, 2007)            $1.90   $1.05
Second Quarter 2008 (October 1 - December 31, 2007)         $1.80   $1.01
Third Quarter 2008 (January 1 - March 31, 2008)             $1.40   $0.90
Fourth Quarter 2008 (April 1 - June 30, 2008)               $1.50   $0.90

As of June 30, 2009, there were approximately 1,135 stockholders of record of the Company's common stock.

Dividend Policy
---------------

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

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of the Company's existing equity compensation plans, as of June 30, 2009.


                                                                            Number of
                                                                            securities
                                                                            remaining
                                                                          available for
                                       Number of                         future issuance
                                    securities to be   Weighted-average    under equity
                                      issued upon      exercise price      compensation
                                      exercise of      of outstanding    plans (excluding
                                      outstanding         options,          securities
                                   options, warrants    warrants and       reflected in
          Plan Category                and rights          rights          column (a))
---------------------------------- ------------------- ---------------- -------------------
                                          (a)                (b)               (c)
---------------------------------- ------------------- ---------------- -------------------

    Equity compensation plans          1,850,000            $1.27           2,890,000
approved by security holders (1)

---------------------------------- ------------------- ---------------- -------------------

  Equity compensation plans not       3,324,600(3)          $1.04              N/A
 approved by security holders(2)

---------------------------------- ------------------- ---------------- -------------------

              Total                    5,174,600            $1.12           2,890,000

---------------------------------- ------------------- ---------------- -------------------

(1)  Consists of grants under the Company's 1999 Stock Option Plan and 2008
     Stock Ownership Incentive Plan.

(2) Consists of grants under individual compensation arrangements approved separately by the Board of Directors and are not part of any written or formal plan under which the Company will be obligated to issue equity compensation in the future.

(3) Includes non-qualified stock options granted to officers, directors, and consultants to purchase 2,385,000 shares of common stock and warrants to purchase 939,600 shares of common stock.

     The stock options granted to officers, directors, and consultants were granted with an exercise price at or greater than the fair value of the Company's common stock on the date of grant as reported by the OTCBB.
     Compensatory stock options granted outside of the 1999 Stock Option Plan and 2008 Stock Ownership Incentive Plan consists of the following: (a)
     1,850,000 options at an exercise price of $1.155, of which 1,600,000 expire on February 15, 2015 and 250,000 expire on February 15, 2010, (b) 200,000 options at an exercise price of $1.12 per share, expiring on December 11, 2015, (c) 150,000 options at an exercise price of $1.21 per share, expiring on December 11, 2015, (d) 85,000 options at an exercise price of $1.12, expiring on December 11, 2010, and (e) 100,000 options at $1.05, expiring on July 12, 2011.

     Compensatory warrants consists of the following: (a) 439,600 warrants at an exercise price of $0.60 per share, expiring on August 14, 2011, (b) 450,000 warrants at an exercise price of $0.86 per share, expiring on November 12, 2016, and (c) 50,000 warrants at an exercise price of $1.00 per share, expiring on April 10, 2012.

Recent Sales of Unregistered Securities

Common Stock

On April 2, 2009, the Company entered into a private placement offering (the
"2009 Offering") of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000. The 2009 Offering initially was to expire on July 2, 2009, however, the Board determined that it was in the best interest of the Company to extend the 2009 Offering to October
2, 2009.

                                       11

During the quarter ended June 30, 2009, the Company raised gross proceeds of $178,680 under the terms of the 2009 Offering. Accordingly, the Company issued 198,533 shares of common stock. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of Profile Technologies, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with the Company's financial statements and the accompanying notes to the financial statements included in Item 8 of this Form 10-K.

The Company's discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. The Company reviews its estimates on an ongoing basis.

EMW-C(TM) External Inspection Process
-------------------------------------

The Company's core business is based on the technologies that it has developed and patented for defect inspection of pipelines using electromagnetic waves ("EMW"). Born from these technologies, the Company has researched and developed inspection methods that have become commercial or near commercial products and services. The Company currently offers a service to inspect the external surface and surroundings of cased and thermally insulated pipelines. This service is marketed by the Company as the EMW-C(TM).

The EMW-C(TM) inspection process is a non-destructive corrosion inspection method patented by the Company, for long-range external assessment of cased and insulated pipelines. The technique uses electromagnetic waves to locate and identify corrosion and other anomalous conditions at distances down the length of the pipeline. This non-intrusive and non-destructive method can be performed without disturbing the pipeline casing or removing the protective insulation. After the initial inspection is performed, permanent connectors may be left on the pipeline to allow for repeat and periodic inspections or monitoring. In addition, the EMW-C(TM) inspection process provides corrosion inspection over long lengths of cased or insulated pipe sections from a single location, as opposed to most other inspection methods, which may only provide for point or localized inspections.

Commercially available since November of 2007, the latest generation of the EMW-C(TM) inspection process incorporates enhancements in the process, hardware, and software garnered from years of development and inspection experience. The compact hardware can easily be transported to any job location and operated by a crew of two trained technicians. The equipment is controlled wirelessly from a laptop where all inspection data is collected and stored. The modification of the equipment and its control has made for quicker inspections while improving accuracy and efficiency. This portable system is designed to allow testing of both underground and above-grade, cased and insulated pipelines with one test set. The new rugged and environmentally protected equipment has been used for many pipeline inspections and has proven to be a solid performer in conditions otherwise unfavorable to electronics equipment.

Correlating pipeline corrosion information using the Company's technology requires a combination of state-of-the-art instrumentation plus an understanding of the physical phenomena that are being measured. Management believes that the EMW-C(TM) measurement and analysis are on the leading edge of inspection technology.

New Product Developments - Installation of Permanent Connectors, Inspection of Wax-Filled Cased Pipelines, and Internal Inspection Process
------------------------------------------------------------------------------

During the beginning of fiscal year 2010, the Company began selling two additional options with the EMW-C(TM) inspection service; permanent connectors for recurring inspection and dielectric fill analysis. Adding these two features increases the appeal of the EMW-C(TM) to the customer. The permanent connectors are a relatively low cost option which allow for quick re-inspection of the pipeline section at later times without the need for repeat excavation or preparation by the customer. Consecutive inspections create a historical data baseline and means to identify small but significant changes to the pipeline. This equates to more sensitive inspection at lower total cost of EMW-C(TM) inspection for the pipeline operator plus a permanent presence for the Company and recurring inspection services.

The Company also now offers a modification to the EMW-C(TM) which inspects the condition of wax or dielectric fill in cased pipelines. The filling of the void between the casing and the pipe with wax as a means of additional corrosion protection (the "wax-fill technology") has become popular in the oil and gas pipeline industry with the onset of new Federal Regulations allowing its use. The Company has worked closely with key participants in this technology to refine and demonstrate the company's capability to perform the initial inspection and long-term monitoring of wax-filled pipeline crossings in combination with EMW-C(TM) permanent connectors. The Company is now in a unique position to provide these services to all companies interested in the many benefits of the wax-fill technology.

In addition to services for external pipeline inspection, the Company is also in the process of adapting its technology to inspect pipeline internals for corrosion and other anomalous conditions and has filed patents for this adaptation. In fiscal year 2009, significant progress was made in the advancement of the internal inspection process as a viable commercial product. Trials were performed at a third party research facility where the results exceeded the Company's expectations. Since the conclusion of these trials, the Company has recognized a significant market for this technology and therefore product development was accelerated. Demonstrations and field trials are being scheduled with potential licensees and clients.

Capital will be expended to support operations until the Company can generate sufficient cash flows from operations. In order to do so, the Company must obtain additional revenue generating contracts for the use of its commercially available EMW-C(TM) service. The Company has identified a significant need for cased and insulated pipeline inspection services throughout North America and abroad and more recently with internal inspection of pipelines, boiler, and heat exchanger tubes. The Company believes that its EMW-C(TM) technologies possess unique capabilities, are flexible in their applications and provide a cost efficient solution to obtaining valuable information about the condition of the pipeline that is otherwise difficult to obtain. The Company is working to position itself as the preferred inspection method by working with pipeline operators, associations, and regulatory agencies to provide them with an understanding of the Company's EMW technologies and their advantages. The Company has, and will continue to provide demonstrations, visit with pipeline operators, and provide presentations at industry conferences. Since the availability of the EMW-C(TM) in November of 2007, this effort has already resulted in several field demonstrations and revenue generating contracts and has likewise raised interest for additional field inspections. This interest has continued through 2009 with the addition of new customers and contracts for the EMW-C(TM) service as well as the new permanent connector and wax-fill monitoring options.

As revenue is generated, the Company will continue to manufacture its EMW-C(TM) inspection equipment. The Company will also need to hire and train additional technicians to provide inspection services as demand requires. The Company expects that as additional revenue contracts are secured, working capital requirements will increase. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts. Additionally, the Company anticipates that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support future growth. In time, with increased sales, the Company may consider its position as a service provider and alternatively sell or lease its service to pipeline operators and/or inspection service providers while maintaining the intellectual rights to the technology and equipment.

At times when resources and funds are available, the Company will continue to further develop its secondary technologies with the intent to offer them commercially. The internal pipeline inspection method is best suited as the next potential product as patents have already been filed and the development closely aligns with that of the existing cased and insulated pipeline inspection method. The Company has already fielded inquires about this new method from potential customers and expects the development time to be less than twelve months, building upon the previous research already conducted. However, the Company does not expect to proceed to full time development of this method until greater revenues are achieved from the EMW-C(TM) or alternate funding and resources are made available.

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

Revenue for the years ended June 30, 2009 and 2008 was $46,507 and $30,172. Revenue for the year ended June 30, 2009 consisted of pipeline inspections performed for two customers for a total of 11 casings. Revenue for the year ended June 30, 2008 consisted of pipeline inspections performed for two customers for a total of 6 casings.

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

Cost of revenue for the years ended June 30, 2009 and 2008 was $37,263 and $46,266, resulting in gross margins of 19.9% and (53.3)%, respectively. Gross margin improved for the year ended June 30, 2009 compared to the year ended June 30, 2008 as the Company continues to refine its EMW-C inspection technology and methodology for interpreting the resulting data, resulting in increased efficiencies and improved gross margins. Additionally, the Company continues to train and utilize field workers who have a lower hourly rate than the Company's consulting scientists.

Research and Development Expense

Research and development expense consists of fees paid to consulting scientists to develop the Company's inspection technologies and related hardware, salary and benefit costs for employees, including stock compensation, supplies and testing equipment utilized for the development of the EMW inspection technologies and other supply and travel expenses incurred pursuant to performing research and development related activities.

Research and development expense for the year ended June 30, 2009 was $573,950, an increase of $153,276, compared to $420,674 for the year ended June 30, 2008. The increase from prior year is primarily due to increases in stock compensation of $181,875 and employee salaries and benefits of approximately $21,000, offset by decreases in cash fees payable to the consulting scientists for time spent on research and development activities of approximately $38,000 and a decrease of approximately $9,000 for EMW equipment testing related expenses.

During the year ended June 30, 2009, the Company granted stock options to its consulting scientists and two employees to purchase a total of 175,000 shares of common stock at an exercise price of $1.70 per share. The fair value at the date of grant was $242,000, which is included in research and development expense for the year ended June 30, 2009. Also included in research and development expense for the year ended June 30, 2009 is stock compensation of $22,251 related to the amortization of stock options previously granted to an employee. The remaining $309,699 included in research and development for the year ended June 30, 2009 consists substantially of allocated employee salary and benefit costs of approximately $78,000, cash fees of approximately $204,000 incurred for services rendered by the consulting scientists, and approximately $25,000 for supplies and testing equipment utilized for the development of the EMW inspection technologies.

During the year ended June 30, 2008, the Company granted stock options to its consulting scientists and one employee to purchase a total of 75,000 shares of common stock at an exercise price of $1.20 per share. The fair value at the date of grant was $65,750, which is included in research and development expense for the year ended June 30, 2008. Also included in research and development expense for the year ended June 30, 2008 is stock compensation of $16,626 related to the amortization of stock options previously granted to an employee. The remaining

$338,299 included in research and development for the year ended June 30, 2008 consists substantially of allocated employee salary and benefit costs of approximately $57,000, cash fees of approximately $242,000 incurred for services rendered by the consulting scientists, and approximately $34,000 for supplies and testing equipment utilized for the development of the EMW inspection technologies.

Salary and benefit costs increased during the fiscal year ended June 30, 2009 compared to the prior year as a result of the Company hiring Mr. Robert Geib, Chief Operating Officer (the "COO") on September 1, 2008 and a field technician on March 1, 2008. Both of these full-time employees spend a significant amount of their time developing, refining and testing the Company's EMW inspection technologies.

Total cash fees incurred for work performed by the consulting scientists during the year ended June 30, 2009 was $262,878, a decrease of $36,921 compared to $299,799 from the year ended June 30, 2008. The overall decrease in the consulting scientist fees was the result of hiring Mr. Geib, COO, and a full-time field technician. During fiscal year 2009, the Company relied more on the field technician to continue research and development of its EMW inspection technologies, utilizing the consulting scientists in more of a supervisory capacity. Even though the Company incurred approximately $38,000 less in 2009 than in 2008 related to research and development related activities performed by the consulting scientists, the Company utilized the consulting scientists in a greater sales related capacity during the year ended June 30, 2009 than in 2008. During the year ended June 30, 2009, sales related activities performed by the consulting scientists was approximately $14,000 more than in the previous year. During fiscal year 2009, the consulting scientists provided demonstrations to prospective customers, which contributed to the increase in revenue generating contracts.

Selling Expense

Selling expense is primarily comprised of salary and benefit expense for employees who spend time meeting with prospective customers, costs that are incurred by the Company to provide field demonstrations to prospective customers, including that incurred by the Company's consulting scientists, and costs incurred to attend conferences and trade shows.

Selling expense for the year ended June 30, 2009 was $173,241, and increase of $81,042 compared to $92,199 for the year ended June 30, 2008. The overall increase from prior year is substantially the result of the Company providing more field demonstrations to prospective customers during fiscal year 2009 than 2008 for the purpose of obtaining revenue generating contracts. During the year ended June 30, 2009, sales related activities performed by the consulting scientists was approximately $14,000 more than in the previous year (see discussion in previous section "Research and Development"). Additionally, the Company hired Mr. Geib, COO on September 1, 2008. Mr. Geib spends a significant amount of his time publicizing the Company's EMW inspection technologies and meeting with prospective customers. As a result, the Company allocated approximately $26,000 more employee salary and benefits to selling expense in fiscal 2009 than in prior year and incurred approximately $29,000 more in travel and entertainment related expenses.

On June 23, 2009, the Company retained the services of an independent consultant to assist the Company in seeking new customer opportunities, managing existing customer relationships, and publicizing the Company's EMW inspection technologies. As partial compensation, the Board approved a stock option grant to the consultant to purchase 50,000 shares of the Company's common stock, subject to certain vesting requirements, at an exercise price of $1.30, the fair market value of the Company's common stock on the date of grant. The stock option expires five years from the date of grant and vests as follows: (a) 25,000 shares after three months, and (b) 25,000 shares after six months. The fair value of the 50,000 stock options granted was estimated at $0.88 each, for a total of $44,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 106.8%, risk-free interest rate of 1.74%, and expected life of
3.25 years. During the year ended June 30, 2009 the Company recorded stock compensation expense of $11,000 for the amortization of this stock option grant, which is included in selling expense.

General and Administrative Expense

General and administrative expense consists of costs incurred for professional fees, wages and benefits for the executive team, travel and entertainment, rent, and other administrative fees such as office supplies, postage and printing costs.

General and administrative expense for the years ended June 30, 2009 and 2008 was $1,271,779 and $1,209,567. The increase of $62,212 is primarily due to increases in professional fees of approximately $13,000, rent of $25,000, and employee wages and benefits expense of approximately $31,000. The increase in professional fees is the result of an increase in stock compensation of $21,150 related to the fair value of stock options granted to Board members and consultants, offset by a decrease in cash compensation of approximately $8,200.

The increase in rent is substantially the result of the Company entering into an operating lease agreement in May 2008 for office, warehouse and yard space in Albuquerque, New Mexico. Monthly rent is $2,500 plus monthly triple net costs of $350 offset by a decrease in rent for the lease of the Ferndale, WA facility, which was terminated in September 2007. Employee wages and benefits increased due to increases in medical and life insurance premiums as well as board approved salary increases.

Gain (Loss) on Sale (Disposal) of Fixed Assets

The Company recorded a loss on disposal of fixed assets of $7,567 during the year ended June 30, 2009 as a result of the removal of the cost and accumulated depreciation from the Company's financial statements for field equipment that was either no longer in service or deemed obsolete.

The Company recorded a gain on sale of fixed assets of $6,914 during the year ended June 30, 2008 as a result of proceeds received from the sale of equipment that was previously being utilized at the Ferndale, WA facility. The Company sold equipment that was no longer being utilized and not transferred down to the Albuquerque, NM facility.

Interest Expense

Interest expense for the years ended June 30, 2009 and 2008 was $29,986 and $27,281. The increase of $2,705 is substantially the impact of the accretion of the remaining discount on the Debentures, offset by the impact of investors exercising their conversion right in accordance with the terms of the 2003 Offering and a decrease in the 5% interest expense recorded on the outstanding principal balance of the Debentures. Accretion of the remaining discount on the Debentures was $22,187 and $4,681 during the years ended June 30, 2009 and 2008. Since the Debentures included a beneficial conversion feature at issuance, the Company recorded the remaining unamortized discount of $3,690 and $14,802 at the conversion dates as interest expense during the years ended June 30, 2009 and 2008, respectively. Interest expense recorded on the Debentures at the 5% annual interest rate decreased by approximately $2,700 during the fiscal year 2009 compared to 2008, due to the overall lower principal balance of the outstanding Debentures as a result of conversions by the Debenture holders.

Interest Income

Interest income for the years ended June 30, 2009 and 2008 was $3,306 and $14,673. Despite the slightly higher average cash balance maintained during the year ended June 30, 2009 compared to the year ended June 30, 2008, interest income decreased as a result of the sharp decline in the interest rate on the Company's interest-bearing cash accounts.

Liquidity and Capital Resources
-------------------------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $18,450,171 through June 30, 2009, does not have positive cash flows from operating activities, and had negative working capital of $975,281 as of June 30, 2009. The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At June 30, 2009, the Company had cash and cash equivalents of $270,906. The Company has financed its operations primarily from funds received pursuant to the 2007 Private Placement Equity Offering completed by the Company on August 15, 2008, raising net proceeds of $2,065,864, funds received pursuant to the 2009 Offering and proceeds received from the exercise of stock options and warrants.

Net cash used in operating activities was $1,134,398 for the year ended June 30, 2009, compared to net cash used in operating activities of $1,077,237 for the same period in 2008. The increase of $57,161 in cash used in operating activities was mainly attributable to an increase in selling expense and general and administrative expense, offset by a decrease in research and development expense (excluding stock compensation) (see "Results of Operations" above).

Net cash used in investing activities was $4,634 for the year ended June 30, 2009, compared to net cash provided by investing activities of $6,914 during the same period in 2008. During the year ended June 30, 2009, the Company purchased $4,634 of contract related equipment. During the year ended June 30, 2008, the Company received proceeds of $6,914 from the sale of equipment that was previously being utilized at the Ferndale, WA facility. The Company sold equipment that was no longer being utilized and not transferred down to the Albuquerque, NM facility.

Net cash provided by financing activities was $1,115,825 for the year ended June 30, 2009 compared to net cash provided by financing activities of $1,244,851 for the same period in 2008. During the year ended June 30, 2009, the Company raised net proceeds of $899,013 pursuant to the terms of the 2007 Offering compared to $1,166,851 during the year ended June 30, 2008. During the year ended June 30, 2009, the Company raised net proceeds of $160,812 pursuant to the terms of the 2009 Offering. During the year ended June 30, 2009, the Company received proceeds from the exercise of stock options and warrants of $56,000 compared to $78,000 during the year ended June 30, 2008.

Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At June 30, 2009, the Company has accrued $1,078,974 related to the deferred payment of salaries and professional fees of which $810,724 is included under deferred wages and $268,250 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,078,974 deferred salaries and accrued professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

During the year ended June 30, 2009, five investors exercised their conversion right and converted their Debentures in the aggregate principal amount $75,000, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued an aggregate of 150,000 shares of common stock during the year ended June 30, 2009. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 at the conversion date was recognized as interest expense during the year ended June 30, 2009.

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

As of June 30, 2009, accrued interest on the Debentures was $436. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $25,877 and $19,483 for the years ended June 30, 2009 and 2008. As of June 30, 2009 all of the outstanding Debentures were considered current, with a carrying value $21,359, net of unamortized debt discount of $13,641. As of June 30, 2008 the carrying value of the current portion of the Debentures was $67,512, net of unamortized debt discount of $7,488. As of June 30, 2008 the carrying value of the long-term portion of the Debentures was $2,970, net of unamortized debt discount of $32,030.

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

During the years ended June 30, 2009 and 2008, the Company raised gross proceeds of $998,903 and $1,296,501, respectively under the terms of the 2007 Offering. Accordingly, the Company issued 1,109,885 and 1,440,554 shares of common stock pursuant to the terms of the 2007 Offering during the years ended June 30, 2009 and 2008.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise. Accordingly, during the years ended June 30, 2009 and 2008, the Company incurred total cash fees payable to the brokerage firms of $99,890 and $129,650. As of June 30, 2009, the Company was current with respect to the amount owed the brokerage firms.

2009 Private Placement Equity Offering

On April 2, 2009, the Company entered into a private placement offering (the "2009 Offering") of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000. The 2009 Offering initially expired on July 2, 2009. On June 30, 2009, the Board determined that it was in the best interests of the Company to extend the termination date of the 2009 Offering and voted to extend the expiration date to October 2, 2009.

During the year ended June 30, 2009, the Company raised gross proceeds of $178,680 under the terms of the 2009 Offering. Accordingly, the Company issued 198,533 shares of common stock pursuant to the terms of the 2009 Offering during the year ended June 30, 2009.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering. Pursuant to the terms of the agreements with the brokerage firms, the Company owes the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, during the year ended June 30, 2009, the Company incurred total cash fees payable to the brokerage firms of $17,868. As of June 30, 2009, the Company owed the brokerage firms $5,100 which is included in accrued professional fees.

Other Contractual Obligations
-----------------------------

The Company's other contractual obligations consist of commitments under operating leases and repayment of a loan payable to a stockholder.

As of June 30, 2009, the Company had an outstanding loan payable to a stockholder with a principal amount of $7,500. The terms of the stockholder note are described under "Note 6 Related Parties - Note Payable to Stockholder."

As of June 30, 2009, the Company has future minimum lease payments of approximately $36,500 under its operating leases.

Off-Balance Sheet Arrangements
------------------------------

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements
-----------------------------------------

See Note 3. "Summary of Significant Accounting Policies" to the Financial Statements in this Form 10-K.


ITEM 8. FINANCIAL STATEMENTS


                            INDEX TO FINANCIAL STATEMENTS
                                                                                 Page
                                                                                 ----

Report of Independent Registered Public Accounting Firm                           21

Balance Sheets as of June 30, 2009 and 2008                                       22

Statements of Operations for the Years Ended June 30, 2009 and 2008               23

Statements of Stockholders' Deficit for the Years Ended June 30, 2009 and 2008    24

Statements of Cash Flows for the Years Ended June 30, 2009 and 2008               25

Notes to Financial Statements                                                     26




















--------------------------------------------------------------------------------
     Peterson Sullivan LLP
--------------------------------------------------------------------------------

Certified Public Accountants                Tel 206.382.7777 * Fax 206.382.7700
601 Union Street, Suite 2300                www.pscpa.com
Seattle, Washington 98101



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors
Profile Technologies, Inc.


We have audited the accompanying balance sheets of Profile Technologies, Inc.
("the Company") as of June 30, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended.
These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred cumulative losses and had negative working capital of $975,281 at June 30, 2009. These conditions raise substantial doubt about the Company's ability to continue as a going concern.
Management's plan regarding those matters is also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ PETERSON SULLIVAN LLP

Seattle, Washington
September 28, 2009


                                                  PROFILE TECHNOLOGIES, INC.

                                                       BALANCE SHEETS
                                                   JUNE 30, 2009 AND 2008

                                                                                                  June 30,        June 30,
                                                                                                    2009            2008
                                                                                                ------------    ------------
                                                           ASSETS

Current assets
      Cash and cash equivalents                                                                 $    270,906    $    294,113
      Accounts receivable                                                                             19,226          16,872
      Prepaid expenses and other current assets                                                        8,572          11,557
                                                                                                ------------    ------------
Total current assets                                                                                 298,704         322,542

Equipment, net of accumulated depreciation of $1,931 and $12,791                                       2,703           7,567
Other assets                                                                                          13,059           7,303
                                                                                                ------------    ------------

Total assets                                                                                    $    314,466    $    337,412
                                                                                                ============    ============

                                           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
      Accounts payable                                                                          $    165,716    $    168,484
      Note payable to stockholder                                                                      7,500           7,500
      Current portion of convertible debt, net of unamortized discount of $13,641 and $7,488          21,359          67,512
      Deferred wages                                                                                 810,724         769,792
      Accrued professional fees                                                                      268,250         232,150
      Accrued interest                                                                                   436           1,371
      Other accrued expenses                                                                            --            12,644
                                                                                                ------------    ------------
Total current liabilities                                                                          1,273,985       1,259,453

Long-term convertible debt, net of unamortized discount of $0 and $32,030                               --             2,970

                                                                                                ------------    ------------
Total liabilities                                                                                  1,273,985       1,262,423
                                                                                                ------------    ------------

Commitments and contingencies

Stockholders' deficit
      Common stock, $0.001 par value:  40,000,000 shares authorized,
            15,961,012 and 14,383,705 shares issued and outstanding at June 30, 2009 and 2008         15,961          14,384
      Common stock issuable; 68,618 and 5,555 shares                                                      69               6
      Additional paid-in capital                                                                  17,474,622      15,466,797
      Accumulated deficit                                                                        (18,450,171)    (16,406,198)
                                                                                                ------------    ------------
Total stockholders' deficit                                                                         (959,519)       (925,011)

                                                                                                ------------    ------------
Total liabilities and stockholders' deficit                                                     $    314,466    $    337,412
                                                                                                ============    ============

                          The accompanying notes are an integral part of these financial statements.


                         PROFILE TECHNOLOGIES, INC.

                          STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

                                                                 Years Ended
                                                                   June 30,
                                                         ----------------------------
                                                             2009            2008
                                                         ------------    ------------

Revenue                                                  $     46,507    $     30,172
Cost of revenue                                               (37,263)        (46,266)
                                                         ------------    ------------
Gross margin                                                    9,244         (16,094)

Operating expenses
        Research and development                              573,950         420,674
        Selling                                               173,241          92,199
        General and administrative                          1,271,779       1,209,567
                                                         ------------    ------------
Total operating expenses                                    2,018,970       1,722,440

Loss from operations                                       (2,009,726)     (1,738,534)

Other income (expense)
Gain (loss) on sale (disposal) of fixed assets                 (7,567)          6,914
Interest expense                                              (29,986)        (27,281)
Interest income                                                 3,306          14,673
                                                         ------------    ------------
Total other income (expense)                                  (34,247)         (5,694)

Net loss                                                 $ (2,043,973)   $ (1,744,228)
                                                         ============    ============

Net loss per share - basic and diluted                   $      (0.13)   $      (0.12)

Weighted average shares outstanding used to
        calculate basic and diluted net loss per share     15,599,753      13,980,993


     The accompanying notes are an integral part of these financial statements.


                                               PROFILE TECHNOLOGIES, INC.

                                           STATEMENTS OF STOCKHOLDERS' DEFICIT
                                       FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

                                                                      Common Stock              Common Stock Issuable
                                                               ---------------------------   ----------------------------
                                                                  Shares         Amount         Shares         Amount
                                                               ------------   ------------   ------------    ------------

Balance at June 30, 2007                                         12,798,706   $     12,799           --      $       --

Issuance of common stock warrants and options
       for services to consultants                                     --             --             --              --
Issuance of common stock warrants and options
       for services to employees and board of directors                --             --             --              --
Stock compensation amortization expense                                --             --             --              --
Issuance of common stock related to the 2007 Offering             1,434,999          1,435          5,555               6
Common stock issuance costs related to the 2007 Offering               --             --             --              --
Issuance of common stock upon conversion
       of convertible debt to equity                                 30,000             30           --              --
Exercise of stock options                                            50,000             50           --              --
Exercise of warrants                                                 70,000             70           --              --
Net loss for year ended June 30, 2008                                  --             --             --              --
                                                               ------------   ------------   ------------    ------------

Balance at June 30, 2008                                         14,383,705   $     14,384          5,555    $          6

Issuance of common stock previously reported as "issuable"            5,555              6         (5,555)             (6)
Issuance of common stock for services to consultants                100,000            100          1,952               2
Issuance of common stock options for services to consultants           --             --             --              --
Issuance of common stock options for services to employees
       and board of directors                                          --             --             --              --
Stock compensation amortization expense                                --             --             --              --
Issuance of common stock related to the 2007 Offering             1,109,885          1,109           --              --
Common stock issuance costs related to the 2007 Offering               --             --             --              --
Issuance of common stock related to the 2009 Offering               141,867            142         56,666              57
Common stock issuance costs related to the 2009 Offering               --             --             --              --
Issuance of common stock upon conversion
       of convertible debt to equity                                140,000            140         10,000              10
Exercise of stock options                                            40,000             40           --              --
Exercise of warrants                                                 40,000             40           --              --
Net loss for year ended June 30, 2009                                  --             --             --              --
                                                               ------------   ------------   ------------    ------------
Balance at June 30, 2009                                         15,961,012   $     15,961         68,618    $         69
                                                               ============   ============   ============    ============

Table continues below.
                                                                Additional                        Total
                                                                 Paid-in       Accumulated     Stockholders'
                                                                 Capital         Deficit          Deficit
                                                               ------------    ------------    ------------

Balance at June 30, 2007                                       $ 13,599,061    $(14,661,970)   $ (1,050,110)

Issuance of common stock warrants and options
       for services to consultants                                   83,600            --            83,600
Issuance of common stock warrants and options
       for services to employees and board of directors             509,250            --           509,250
Stock compensation amortization expense                              16,626          16,626
Issuance of common stock related to the 2007 Offering             1,295,060            --         1,296,501
Common stock issuance costs related to the 2007 Offering           (129,650)           --          (129,650)
Issuance of common stock upon conversion
       of convertible debt to equity                                 14,970            --            15,000
Exercise of stock options                                            27,450            --            27,500
Exercise of warrants                                                 50,430            --            50,500
Net loss for year ended June 30, 2008                                  --        (1,744,228)     (1,744,228)
                                                               ------------    ------------    ------------

Balance at June 30, 2008                                       $ 15,466,797    $(16,406,198)   $   (925,011)

Issuance of common stock previously reported as "issuable"             --              --              --
Issuance of common stock for services to consultants                  2,587            --             2,689
Issuance of common stock options for services to consultants        125,400            --           125,400
Issuance of common stock options for services to employees
       and board of directors                                       668,300            --           668,300
Stock compensation amortization expense                              22,251            --            22,251
Issuance of common stock related to the 2007 Offering               997,794            --           998,903
Common stock issuance costs related to the 2007 Offering            (99,890)           --           (99,890)
Issuance of common stock related to the 2009 Offering               178,481            --           178,680
Common stock issuance costs related to the 2009 Offering            (17,868)           --           (17,868)
Issuance of common stock upon conversion
       of convertible debt to equity                                 74,850            --            75,000
Exercise of stock options                                            27,960            --            28,000
Exercise of warrants                                                 27,960            --            28,000
Net loss for year ended June 30, 2009                                  --        (2,043,973)     (2,043,973)
                                                               ------------    ------------    ------------
Balance at June 30, 2009                                       $ 17,474,622    $(18,450,171)   $   (959,519)
                                                               ============    ============    ============

                       The accompanying notes are an integral part of these financial statements.


                                            PROFILE TECHNOLOGIES, INC.

                                             STATEMENTS OF CASH FLOWS
                                   FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

                                                                                             Years Ended
                                                                                               June 30,
                                                                                      --------------------------
                                                                                          2009           2008
                                                                                      -----------    -----------

Cash flows from operating activities
      Net loss                                                                        $(2,043,973)   $(1,744,228)
      Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                                  1,931          2,621
             Loss (gain) on disposal (sale) of fixed assets                                 7,567         (6,914)
             Accreted discount on convertible debt                                         22,187          4,681
             Amortization of convertible debt discount included in interest expense         3,690         14,802
             Amortization of debt issuance costs                                               80            160
             Equity issued for services to consultants                                    128,089         83,600
             Equity issued for services to employees and board of directors               668,300        509,250
             Stock compensation amortization expense                                       22,251         16,626
             Changes in operating assets and liabilities:
                  Increase in accounts receivable                                          (2,354)       (16,872)
                  Decrease (increase) in prepaid expenses and other current assets          2,985           (185)
                  Increase in other assets                                                 (5,836)        (3,959)
                  (Decrease) increase in accounts payable                                  (2,768)        11,259
                  Increase in deferred wages                                               40,932         30,109
                  Increase in accrued professional fees                                    36,100         22,000
                  Decrease in accrued interest                                               (935)          (187)
                  Decrease in other accrued expenses                                      (12,644)          --
                                                                                      -----------    -----------
      Net cash used in operating activities                                            (1,134,398)    (1,077,237)
                                                                                      -----------    -----------

Cash flows from investing activities
      Purchase of equipment                                                                (4,634)          --
      Proceeds from sale of equipment                                                        --            6,914
                                                                                      -----------    -----------
      Net cash (used in) provided by investing activities                                  (4,634)         6,914
                                                                                      -----------    -----------

Cash flows from financing activities
      Proceeds from issuance of common stock                                            1,177,583      1,296,501
      Common stock issuance costs                                                        (117,758)      (129,650)
      Proceeds from exercise of stock options and warrants                                 56,000         78,000
                                                                                      -----------    -----------
      Net cash provided by financing activities                                         1,115,825      1,244,851
                                                                                      -----------    -----------

Increase (decrease) in cash and cash equivalents                                          (23,207)       174,528

Cash and cash equivalents at beginning of period                                          294,113        119,585
                                                                                      -----------    -----------

Cash and cash equivalents at end of period                                            $   270,906    $   294,113
                                                                                      ===========    ===========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                          $     4,885    $     7,785
      Convertible debt converted into 150,000 and 30,000 shares
             of common stock during the years ended June 30, 2009 and 2008            $    75,000    $    15,000


                    The accompanying notes are an integral part of these financial statements.

                                                       25

                           PROFILE TECHNOLOGIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2009


Note 1. Organization and Description of Business

Profile Technologies, Inc. (the "Company"), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of providing pipeline inspection services to locate corrosion and other anomalies that require assessment to verify pipeline integrity. The Company has developed a patented, non-destructive and non-invasive, high speed scanning process that uses electromagnetic waves to inspect remotely buried and above ground, cased and insulated pipelines for corrosion and other anomalies. The Company's inspection services are available to owners and operators of natural gas and oil pipelines, power plants, refineries, utilities, and other facilities which have cased or insulated pipe. The Company is actively marketing to these sectors. In conjunction with providing inspection services, the Company continues its research and development of new applications for its patented technology, including inspecting pipes for internal corrosion and other anomalies and direct buried pipes for external corrosion and other anomolies.

Note 2. Going Concern Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $18,450,171 through June 30, 2009, does not have positive cash flows from operating activities, and had negative working capital of $975,281 as of June 30, 2009. The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Areas where management uses subjective judgment include valuation of equity instruments. Actual results may differ from those estimates and assumptions.

Reclassifications

Certain reclassifications have been made to prior fiscal year amounts or balances to conform to the presentation adopted in the current fiscal year.

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

Fair Value of Financial Instruments

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of significant judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair value.

The Company has the following financial instruments: cash and cash equivalents, accounts payable, notes payable to stockholders, and convertible debt. The carrying value of these instruments, other than the convertible debt, approximates fair value based on their liquidity. The fair value of the convertible debt was determined as the excess of the proceeds over the fair value of the warrants.

Deferred Financing Fees

The Company records costs incurred related to debt financings as deferred financing fees and amortizes, on a straight-line basis, the costs incurred over the life of the related debt. The amortization is recognized as interest expense in the financial statements. Upon conversion into equity or extinguishment of the related debt, the Company recognizes any unamortized portion of the deferred financing fees as interest expense.

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

Research and Development

Research and development costs represent costs incurred to develop the Company's technology, including employee and consultant time and material and equipment expense. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

During the years ended June 30, 2009 and 2008, the Company incurred $573,950 and $420,674 on research and development activities.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable in accordance with the guidance established in Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on an undiscounted cash flows or internal and external appraisals, as applicable. Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Stock-Based Compensation

The Company accounts for stock-based compensation under SFAS No. 123(R) "Share-Based Payment (as amended)", which requires companies to measure all employee stock-based compensation awards using a fair value method on the date of grant and recognize such expense in its financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See Note 4. "Stock Based Compensation, Stock Options and Warrants" for additional information on the Company's stock-based compensation plans.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized.

The Company accounts for unrecognized tax benefits in accordance with FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" (FIN 48). See Note 11. "Income Taxes" for further discussion.

Net Loss per Common Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants. See Note 5. "Net Loss Per Share" for further discussion.

Segment Reporting

The Company's business is considered as operating in one segment based upon the Company's organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.


Vendor Concentration

     Consultant Scientist Fees

The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the years ended June 30, 2009 and 2008, the Company incurred fees for work performed by the scientists of $262,878 and $299,799.

On November 17, 2008, as partial compensation for services rendered, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.70 per share, expiring November 16, 2013. The 50,000 stock options had a fair value at the date of grant of $52,000, which is included in research and development expense in the Company's Statements of Operations for the year ended June 30, 2009.

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

Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $314,878 and $337,799 for the years ended June 30, 2009 and 2008.

As of June 30, 2009, the Company owed the consultant scientists a total of $103,849, which is included in accounts payable.

Comprehensive Income (Loss)

Comprehensive income (loss) is equal to net income (loss) for the years ended June 30, 2009 and 2008.

Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals" (SFAS 168), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles
(GAAP). All existing accounting standards documents are superseded as described in SFAS 168 and all other accounting literature not included in SFAS 168 is nonauthoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS 168, effective July 1, 2009, the beginning of its first quarter ended September 30, 2009.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS 165), which defines and establishes the period after the balance sheet date during which management of a reporting entity evaluates transactions and events for potential disclosure in the financial statements in addition to disclosing the date through which such events have been evaluated. SFAS 165 is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009 and is to be applied prospectively. The adoption of SFAS 165 did not have a material impact on the Company's financial position, results of operations, or cash flows. In accordance with SFAS 165, the Company has evaluated subsequent events through September 28, 2009, which is the date on which these financial statements were issued.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements" (SFAS 157), which establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-2, "Effective Date of FASB Statement 157" (FSP 157-2), which allows for the deferral of the adoption date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company will adopt SFAS 157 for the assets and liabilities within the scope of FSP 157-2 on July 1, 2009, the beginning of its fiscal year 2010. The Company does not expect the adoption of SFAS 157 for non-financial assets and liabilities to have a material impact on the Company's financial statements. In October 2008, the FASB issued SFAS Staff Position No. 157-3, "Determining the Fair Value of a Financial Asset in a Market That Is Not Active" (FSP 157-3), which clarifies the application of SFAS 157 when the market for a financial asset is inactive. The guidance in FSP 157-3 was effective immediately and did not have a material effect on the Company's financial statements. In April 2009, the FASB issued FASB Staff Position No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" (FSP 157-4), which provides additional guidance in determining when observable transaction prices or quoted prices in markets that have become less active require significant adjustments to estimate fair value. FSP 157-4 supersedes FSP 157-3 and is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP 157-4 on April 1, 2009, the beginning of its fourth quarter ended June 30, 2009. The application of FSP 157-4 did not have a material effect on the Company's financial statements.

In April 2009, the FASB issued FSP 107-1 and Accounting Principles Board (APB) 28-1 "Interim Disclosures about Fair Value of Financial Instruments". FSP 107-1 amends SFAS 107 "Disclosures about Fair Value of Financial Instruments" to require an entity to provide disclosures about fair value of financial instruments in interim financial information. FSP 107-1 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has included the required disclosures pursuant to FSP 107-1 in this Form 10-K for the year ended June 30, 2009.

In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity's Own Stock" (EITF 07-5). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company will adopt EITF 07-5 on July 1, 2009, the beginning of its fiscal year 2010. The Company does not expect the adoption of EITF 07-5 to have a material effect on the Company's financial statements.

Note 4. Stock Based Compensation, Stock Options and Warrants

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

The grant date fair value of stock options is based on the price of a share of the Company's common stock on the date of grant. In determining grant date fair value of stock options, the Company uses the Black-Scholes option pricing model that employs the following key weighted average assumptions:

                                                               Years Ended
                                                                 June 30,
                                                         -----------------------
                                                            2009         2008
                                                         ----------   ----------

Risk-free interest rate                                      2.10%        3.53%
Volatility                                                 131.87%      145.50%
Expected dividend yield                                         0%           0%
Expected life                                            4.4 years    4.5 years
Weighted average Black-Scholes value of options granted     $ 1.36       $ 1.03


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

The following table sets forth the share-based compensation cost resulting from stock option grants that was recorded in the Company's Statements of Operations for the years ended June 30, 2009 and 2008:

                                 Years Ended
                                   June 30,
                             -------------------
                               2009       2008
                             --------   --------

General and administrative   $540,700   $527,100

Selling                        11,000       --
Research and development      264,251     82,376
                             --------   --------
     Total                   $815,951   $609,476
                             ========   ========


Stock Option Grants

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

On June 23, 2009, the Company retained the services of an independent consultant to assist the Company in seeking new customer opportunities, managing existing customer relationships, and publicizing the Company's EMW inspection technologies. As partial compensation, the Board approved a stock option grant to the consultant to purchase 50,000 shares of the Company's common stock, subject to certain vesting requirements, at an exercise price of $1.30, the fair market value of the Company's common stock on the date of grant. The stock option expires five years from the date of grant and vests as follows: (a) 25,000 shares after three months, and (b) 25,000 shares after six months. The fair value of the 50,000 stock options granted was estimated at $0.88 each, for a total of $44,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 106.8%, risk-free interest rate of 1.74%, and expected life of
3.25 years. During the year ended June 30, 2009 the Company recorded stock compensation expense of $11,000 for the amortization of this stock option grant, which is included in selling expense. In addition, the consultant will receive $125 per hour (not to exceed forty hours per month) as compensation for his consulting services.


A summary of the Company's stock option activity for the years ended June 30, 2009 and 2008 and related information follows:

                                                                             Weighted
                                                               Weighted       Average
                                                 Number         Average      Remaining     Aggregate
                                                Of Stock       Exercise     Contractual    Intrinsic
                                               Options (1)      Price          Term          Value
                                               -----------    ---------     -----------   -----------

Outstanding at June 30, 2007                    3,180,000     $    1.14
     Grants                                       665,000          1.23
     Exercises                                   (50,000)          0.55
     Expirations                                 (40,000)          6.50
                                               -----------
Outstanding at June 30, 2008                    3,755,000     $    1.11
     Grants                                       610,000          1.68
     Exercises                                   (40,000)          0.70
     Expirations                                 (90,000)          0.66
                                               -----------
Outstanding at June 30, 2009                    4,235,000     $    1.20      6.02 years    $1,206,100
                                               ===========

Exercisable at June 30, 2009                    4,110,000     $    1.20      6.08 years    $1,171,600
                                               ===========

Available for grant at June 30, 2009 (2)        2,890,000
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

The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e., the difference between the Company's closing stock price on the last trading day of its fourth quarter of 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of the Company's common stock.

As of June 30, 2009, the Company had $83,123 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 2.3 years.

Cash received from stock options exercised during years ended June 30, 2009 and 2008 was $28,000 and $27,500.





The following table summarizes information about stock options outstanding and exercisable at June 30, 2009:

                          Stock Options Outstanding               Stock Options Exercisable
                     ------------------------------------   -------------------------------------
                                     Weighted                               Weighted
                                     Average     Weighted                    Average     Weighted
                      Number of     Remaining    Average     Number of      Remaining     Average
                       Options     Contractual   Exercise     Options      Contractual   Exercise
Exercise Prices      Outstanding   Life (years)   Price     Exercisable   Life (years)     Price
---------------      -----------   ------------  --------   -----------   ------------   --------
   $  0.86              435,000         7.38     $   0.86       435,000        7.38      $   0.86
      0.95              140,000         7.38         0.95       140,000        7.38          0.95
      1.05              150,000         2.42         1.05       112,500        2.16          1.05
      1.12              285,000         5.21         1.12       285,000        5.21          1.12
      1.13               50,000         3.68         1.13        12,500        3.68          1.13
      1.16            1,850,000         4.96         1.16     1,850,000        4.96          1.16
      1.20              350,000         6.81         1.20       350,000        6.81          1.20
      1.21              150,000         6.45         1.21       150,000        6.45          1.21
      1.26               35,000         9.42         1.26        35,000        9.42          1.26
      1.30               50,000         4.98         1.30            --        4.98          1.30
      1.32              200,000         8.38         1.32       200,000        8.38          1.32
      1.50               15,000         8.21         1.50        15,000        8.21          1.50
      1.70              390,000         7.98         1.70       390,000        7.98          1.70
      1.87              135,000         9.39         1.87       135,000        9.39          1.87
                    ------------                            ------------
   $  0.86 - $ 1.87   4,235,000         6.02     $   1.20     4,110,000        6.08      $   1.20
                    ============                            ============


Warrants
--------

The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

A summary of the Company's warrant-related activity for the years ended June 30, 2009 and 2008 and related information follows:

                                                            Weighted
                                                Number       Average
                                             Of Warrants    Exercise
                                             Outstanding      Price
                                             -----------    ---------

Outstanding at June 30, 2007                  8,887,456     $    0.94
     Exercises                                 (70,000)          0.72
     Expirations                              (666,428)          3.24
                                             -----------
Outstanding at June 30, 2008                  8,151,028     $    0.75
     Exercises                                 (40,000)          0.70
                                             -----------
Outstanding at June 30, 2009                  8,111,028     $    0.75
                                             ===========

Exercisable at June 30, 2009                  8,111,028     $    0.75
                                             ===========


The following table summarizes information about warrants outstanding, all of which are exercisable at June 30, 2009:

                                       34

                                         Weighted
                                          Average
                        Number of        Remaining           Weighted
       Exercise          Warrants     Contractual Life        Average
        Prices         Outstanding        (Years)         Exercise Price
        ------         -----------        -------         --------------
     $    0.60            439,600          2.12             $    0.60
          0.75          7,100,000          1.91                  0.75
          0.86            450,000          7.38                  0.86
          1.00             50,000          2.78                  1.00
          1.05             71,428          2.86                  1.05
                      ------------
     $ 0.60-1.05        8,111,028          2.24             $    0.75
                      ============


Cash received from warrants exercised during the years ended June 30, 2009 and 2008 was $28,000 and $50,500.

Note 5. Net Loss Per Share

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

Excluded from the computation of diluted net loss per share for the years ended June 30, 2009 and 2008, because their effect would be antidilutive, are stock options and warrants to acquire 12,346,028 and 11,906,028 shares of common stock with weighted-average exercise prices of $0.91 and $0.86 per share, respectively. Also excluded from the computation of diluted net loss per share for the years ended June 30, 2009 and 2008 are 70,000 and 220,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 7 "Convertible Debt" because their effect would be antidilutive.

For the years ended June 30, 2009 and 2008, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 8 "Deferred Wages and Accrued Professional Fees" that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at June 30, 2009 and 2008.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the years ended June 30, 2009 and 2008:

                                                        Years Ended
                                                          June 30,
                                              -------------------------------
                                                   2009              2008
                                              -------------    --------------

Numerator - net loss                          $  (2,043,973)   $   (1,744,228)

Denominator - weighted average number
    of common shares outstanding                 15,599,753        13,980,993
                                              -------------    --------------

Basic and diluted net loss per common share   $       (0.13)   $        (0.12)
                                              =============    ==============

Note 6. Related Parties

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

Note 7. Convertible Debt

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

During the year ended June 30, 2009, five investors exercised their conversion right and converted their Debentures in the aggregate principal amount $75,000, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued an aggregate of 150,000 shares of common stock during the year ended June 30, 2009. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 at the conversion date was recognized as interest expense during the year ended June 30, 2009.

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

As of June 30, 2009, accrued interest on the Debentures was $436. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $25,877 and $19,483 for the years ended June 30, 2009 and 2008. As of June 30, 2009 all of the outstanding Debentures were considered current, with a carrying value $21,359, net of unamortized debt discount of $13,641. As of June 30, 2008 the carrying value of the current portion of the Debentures was $67,512, net of unamortized debt discount of $7,488. As of June 30, 2008 the carrying value of the long-term portion of the Debentures was $2,970, net of unamortized debt discount of $32,030.

Note 8. Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At June 30, 2009, the Company has accrued $1,078,974 related to the deferred payment of salaries and professional fees of which $810,724 is included under deferred wages and $268,250 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,078,974 deferred salaries and accrued professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

Note 9. 2007 Private Placement Equity Offering

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

During the years ended June 30, 2009 and 2008, the Company raised gross proceeds of $998,903 and $1,296,501, respectively under the terms of the 2007 Offering. Accordingly, the Company issued 1,109,885 and 1,440,554 shares of common stock pursuant to the terms of the 2007 Offering during the years ended June 30, 2009 and 2008.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise. Accordingly, during the years ended June 30, 2009 and 2008, the Company incurred total cash fees payable to the brokerage firms of $99,890 and $129,650. As of June 30, 2009, the Company was current with respect to the amount owed the brokerage firms.

Note 10. 2009 Private Placement Equity Offering

On April 2, 2009, the Company entered into a private placement offering (the "2009 Offering") of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000. The 2009 Offering initially expired on July 2, 2009. On June 30, 2009, the Board determined that it was in the best interests of the Company to extend the termination date of the 2009 Offering and voted to extend the expiration date to October 2, 2009.

During the year ended June 30, 2009, the Company raised gross proceeds of $178,680 under the terms of the 2009 Offering. Accordingly, the Company issued 198,533 shares of common stock pursuant to the terms of the 2009 Offering during the year ended June 30, 2009.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering. Pursuant to the terms of the agreements with the brokerage firms, the Company owes the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, during the year ended June 30, 2009, the Company incurred total cash fees payable to the brokerage firms of $17,868. As of June 30, 2009, the Company owed the brokerage firms $5,100 which is included in accrued professional fees.

Note 11. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets at June 30, 2009 and 2008 are as follows:

                                                            Year Ended
                                                              June 30,
                                                     --------------------------
                                                         2009           2008
                                                     -----------    -----------
Deferred tax assets:
     Net operating loss carryforwards                $ 4,637,941    $ 4,256,229
     Depreciation and amortization                           420           --
     Wages and professional fees                         328,941        302,750
     Stock compensation                                1,124,981        884,655
     Research and development credit carry forwards       71,043         77,686
                                                     -----------    -----------
                 Total deferred tax assets             6,163,326      5,521,320
Less: valuation allowance                             (6,163,326)    (5,521,320)
                                                     -----------    -----------
                 Net deferred tax asset              $      --      $      --
                                                     ===========    ===========


The net increase in the valuation allowance for deferred tax assets was $642,006 and $532,236 for the years ended June 30, 2009 and 2008. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management's judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net operating loss carry forwards at June 30, 2009 available to offset future federal taxable income, if any, of $13,641,002 which began expiring during the fiscal year ended June 30, 2005 and may be carried forward to the fiscal year ended June 30, 2029. Accordingly, there is no current tax expense for the years ended June 30, 2009 and 2008. In addition, the Company has research and development tax credit carry forwards of approximately $71,043 at June 30, 2009, which are available to offset federal income taxes and began to expire during the year ended June 30, 2006.

The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended June 30, 2009 and 2008.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended June 30, 2009 and 2008:

                                                              Year Ended
                                                                June 30,
                                                        ----------------------
                                                           2009         2008
                                                        ---------    ---------

Income tax benefit at statutory rate                    $ 694,951    $ 593,038
Non-deductible meals, entertainment, life insurance
  and other                                                 3,478       28,845
Expired net operating loss carryforward                   (49,780)     (81,300)
Expired research and development credit                    (6,643)      (8,347)
Change in valuation allowance                            (642,006)    (532,236)
                                                        ---------    ---------
                                                        $    --      $    --
                                                        =========    =========


The fiscal years 2006 through 2009 remain open to examination by federal authorities and other jurisdictions of which the Company operates.


Note 12. Subsequent Events

In accordance with SFAS 165, the Company has evaluated subsequent events through September 28, 2009, which is the date on which these financial statements were issued. There have not been any events subsequent to June 30, 2009, other than the extension of the 2009 Offering and proceeds received pursuant to the 2009 Offering and the conversion of a Debenture, as disclosed in the following paragraphs, that would require additional disclosure in the financial statements or that would have a material impact on the Company's financial position, results of operations, or cash flows for the years ended June 30, 2009 and 2008.

On April 2, 2009, the Company entered into a private placement offering (the "2009 Offering") of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000. The 2009 Offering initially expired on July 2, 2009. On June 30, 2009, the Board determined that it was in the best interests of the Company to extend the termination date of the 2009 Offering and voted to extend the expiration date to October 2, 2009. See Note 10 "2009 Private Placement Equity Offering".

Subsequent to June 30, 2009, and as of the date of this report, the Company has raised gross proceeds of $299,801 from the sale of 333,110 shares of common stock in accordance with the terms of the 2009 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering. Pursuant to the terms of the agreements with the brokerage firms, the Company owes the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, subsequent to the year ended June 30, 2009, the Company incurred total cash fees payable to the brokerage firms of $29,980.

On September 22, 2009, an investor exercised his conversion right and converted his Debenture in the principal amount of $10,000, pursuant to the terms of the 2003 Offering. Accordingly the investor was issued 20,000 shares of common stock. See Note 7 "Convertible Debt".

ITEM 9: CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has not had any disagreements with its independent auditors with respect to accounting practices, procedures or financial disclosure.

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this annual report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2009 that the Company's disclosure controls and procedures were effective such that the information required to be disclosed in the Company's United States Securities and Exchange Commission (the "SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control over Financial Reporting

The Company's management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of June 30, 2009.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information regarding directors contained under the caption "Proposal One:
Election of Directors" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Executive Officers of the Company

In addition to Murphy Evans and Henry Gemino, who also serve as directors, the following constitutes the executive officers of the Company:

                                           Positions Held and Principal
         Name          Age             Occupations During the Past 5 Years
         ----          ---             -----------------------------------

  Philip L. Jones      67       Mr. Jones has served as the Chief Operating
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

  Robert C. Geib       38       Mr.Geib was elected by the Board to serve as the
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

ITEM 11: EXECUTIVE COMPENSATION

The information contained under the caption "Executive Compensation" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans is hereby incorporated by reference to Item 5 of Part II of this Annual Report on Form 10-K, under the heading "Securities Authorized for Issuance Under Equity Compensation Plans."

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information contained under the caption "Certain Relationship and Related Transactions, and Director Independence" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the captions "Independent Public Accountants" and "Principal Accounting Fees and Services" in the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, is incorporated herein by reference.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

     o    Report of Independent Registered Public Accounting Firm
     o    Balance Sheets as of June 30, 2009 and 2008
     o    Statements of Operations for the Years Ended June 30, 2009 and 2008
     o Statements of Stockholders' Deficit for the Years Ended June 30, 2009 and 2008
     o    Statements of Cash Flows for the Years Ended June 30, 2009 and 2008
     o    Notes to Financial Statements

2. Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Profile Technologies, Inc.
                                             --------------------------
                                                   (Registrant)


September 28, 2009                           By /s/ Henry E. Gemino
                                             -----------------------
                                             Henry E. Gemino
                                             Chief Executive Officer and
                                             Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                  Title                             Date
---------                  -----                             ----

/s/Henry E. Gemino         Chief Executive Officer, Chief    September 28, 2009
------------------         Financial Officer, Director
Henry E. Gemino

/s/Charles Christenson     Director                          September 28, 2009
----------------------
Charles Christenson

/s/Murphy Evans            Director                          September 28, 2009
---------------
Murphy Evans

/s/Richard L. Palmer       Director                          September 28, 2009
--------------------
Richard L. Palmer

/s/John Agunzo             Director                          September 28, 2009
------------------
John Agunzo

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

    Exhibit 10.5 2008 Stock Ownership Incentive Plan. (incorporated by reference to Appendix B to the Company's Preliminary Proxy Statement filed with the Commission on September 18, 2008).

    Exhibit 10.6 Amendment No. 1 to the Consulting Agreement dated April 1, 2009, by and between Profile Technologies, Inc. and R.F. Lafferty & Co., Inc. (incorporated by reference to Exhibit
                    3.7 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 14, 2009).

    Exhibit 10.7 Form of Subscription Agreement by and between Profile Technologies, Inc. and investors in the 2009 Offering (incorporated by reference to Exhibit 3.8 to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 14, 2009).

    Exhibit 31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002. *

    Exhibit 32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

---------------

*Filed herewith.