Form 10-Q
period 2009-09-30
PROFILE TECHNOLOGIES INC
filed 2009-11-05
CIK 1014653

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

                For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,637,741 shares of Common Stock as of November 2, 2009.


================================================================================

                           PROFILE TECHNOLOGIES, INC.
                                    FORM 10-Q
                For the Quarterly Period Ended September 30, 2009

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

Statements of Stockholders' Deficit (Unaudited)................................5

Statements of Cash Flows (Unaudited)...........................................6

Notes to Financial Statements (Unaudited)......................................7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations..........................................16

Item 4T    Controls and Procedures............................................23

                            PART II OTHER INFORMATION

Item 1.    Legal Proceedings..................................................24

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds........24

Item 3.    Defaults Upon Senior Securities....................................24

Item 4.    Submission of Matters to a Vote of Security Holders................24

Item 5.    Other Information..................................................25

Item 6.    Exhibits...........................................................25

Signatures

Certifications


                                  PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

                                    PROFILE TECHNOLOGIES, INC.

                                          BALANCE SHEETS
                               SEPTEMBER 30, 2009 AND JUNE 30, 2009
                                            (Unaudited)

                                                                     September 30,      June 30,
                                                                          2009            2009
                                                                      ------------    ------------
                                     ASSETS

Current assets
     Cash and cash equivalents                                        $    247,721    $    270,906
     Accounts receivable                                                    42,417          19,226
     Inventory                                                               1,211            --
     Prepaid expenses and other current assets                              11,551           8,572
                                                                      ------------    ------------
Total current assets                                                       302,900         298,704

Equipment, net of accumulated depreciation of $2,510 and $1,931              2,124           2,703
Other assets                                                                12,050          13,059
                                                                      ------------    ------------

Total assets                                                          $    317,074    $    314,466
                                                                      ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable                                                 $    178,844    $    165,716
     Note payable to stockholder                                             7,500           7,500
     Current portion of convertible debt, net of unamortized
          discount of $0 and $13,641                                        25,000          21,359
     Deferred wages                                                        820,734         810,724
     Accrued professional fees                                             290,150         268,250
     Accrued interest                                                          429             436
                                                                      ------------    ------------
Total current liabilities                                                1,322,657       1,273,985

Commitments and contingencies

Stockholders' deficit
     Common stock, $0.001 par value:  40,000,000 shares authorized,
           16,339,677 and 15,961,012 shares issued and outstanding
           at September 30, 2009 and June 30, 2009                          16,340          15,961
     Common stock issuable; 76,398 and 68,618 shares                            76              69
     Additional paid-in capital                                         17,812,287      17,474,622
     Accumulated deficit                                               (18,834,286)    (18,450,171)
                                                                      ------------    ------------
Total stockholders' deficit                                             (1,005,583)       (959,519)

                                                                      ------------    ------------
Total liabilities and stockholders' deficit                           $    317,074    $    314,466
                                                                      ============    ============


           (The accompanying notes are an integral part of these financial statements)


                             PROFILE TECHNOLOGIES, INC.

                              STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                    (Unaudited)

                                                              Three Months Ended
                                                                 September 30,
                                                         ----------------------------
                                                             2009            2008
                                                         ------------    ------------

Revenue                                                  $     42,417    $     17,183
Cost of revenue                                               (53,168)        (11,357)
                                                         ------------    ------------
Gross margin                                                  (10,751)          5,826

Operating expenses
        Research and development                              115,291          82,433
        Selling                                                51,419          22,450
        General and administrative                            192,721         205,308
                                                         ------------    ------------
Total operating expenses                                      359,431         310,191

Loss from operations                                         (370,182)       (304,365)

Other income (expense)
Gain (loss) on sale (disposal) of equipment                       300          (7,567)
Interest expense                                              (14,252)         (4,994)
Interest income                                                    19           2,482
                                                         ------------    ------------
Total other income (expense)                                  (13,933)        (10,079)

Net loss                                                 $   (384,115)   $   (314,444)
                                                         ============    ============

Net loss per share - basic and diluted                   $      (0.02)   $      (0.02)

Weighted average shares outstanding used to
        calculate basic and diluted net loss per share     16,249,550      15,131,683



     (The accompanying notes are an integral part of these financial statements)


                                             PROFILE TECHNOLOGIES, INC.

                                        STATEMENTS OF STOCKHOLDERS' DEFICIT
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND THE YEAR ENDED JUNE 30, 2009
                                                    (Unaudited)


                                                                     Common Stock             Common Stock Issuable
                                                             ---------------------------   ----------------------------
                                                                Shares         Amount         Shares         Amount
                                                             ------------   ------------   ------------    ------------


Balance at June 30, 2008                                       14,383,705   $     14,384          5,555    $          6

Issuance of common stock previously reported as "issuable"          5,555              6         (5,555)             (6)
Issuance of common stock for services to consultants              100,000            100          1,952               2
Issuance of stock options for services to consultants                --             --             --              --
Issuance of stock options for services to employees and
    Board of Directors                                               --             --             --              --
Stock compensation amortization expense                              --             --             --              --
Issuance of common stock related to the 2007 Offering           1,109,885          1,109           --              --
Common stock issuance costs related to the 2007 Offering             --             --             --              --
Issuance of common stock related to the 2009 Offering             141,867            142         56,666              57
Common stock issuance costs related to the 2009 Offering             --             --             --              --
Issuance of common stock upon conversion of convertible
    debt to equity                                                140,000            140         10,000              10
Exercise of stock options                                          40,000             40           --              --
Exercise of warrants                                               40,000             40           --              --
Net loss for year ended June 30, 2009                                --             --             --              --
                                                             ------------   ------------   ------------    ------------
Balance at June 30, 2009                                       15,961,012         15,961         68,618              69

Issuance of common stock previously reported as "issuable"         56,666             57        (56,666)            (57)
Issuance of stock options for services to consultants                --             --             --              --
Stock compensation amortization expense                              --             --             --              --
Issuance of common stock related to the 2009 Offering             301,999            302         64,446              64
Common stock issuance costs related to the 2009 Offering             --             --             --              --
Issuance of common stock upon conversion of convertible
    debt to equity                                                 20,000             20           --              --
Net loss for three months ended September 30, 2009                   --             --             --              --
                                                             ------------   ------------   ------------    ------------
Balance at September 30, 2009                                  16,339,677   $     16,340         76,398    $         76
                                                             ============   ============   ============    ============

Table continues below.

                                                              Additional                        Total
                                                               Paid-in       Accumulated     Stockholders'
                                                               Capital         Deficit         Deficit
                                                             ------------    ------------    ------------


Balance at June 30, 2008                                     $ 15,466,797    $(16,406,198)   $   (925,011)

Issuance of common stock previously reported as "issuable"           --              --              --
Issuance of common stock for services to consultants                2,587            --             2,689
Issuance of stock options for services to consultants             125,400            --           125,400
Issuance of stock options for services to employees and
    Board of Directors                                            668,300            --           668,300
Stock compensation amortization expense                            22,251            --            22,251
Issuance of common stock related to the 2007 Offering             997,794            --           998,903
Common stock issuance costs related to the 2007 Offering          (99,890)           --           (99,890)
Issuance of common stock related to the 2009 Offering             178,481            --           178,680
Common stock issuance costs related to the 2009 Offering          (17,868)           --           (17,868)
Issuance of common stock upon conversion of convertible
    debt to equity                                                 74,850            --            75,000
Exercise of stock options                                          27,960            --            28,000
Exercise of warrants                                               27,960            --            28,000
Net loss for year ended June 30, 2009                                --        (2,043,973)     (2,043,973)
                                                             ------------    ------------    ------------
Balance at June 30, 2009                                       17,474,622     (18,450,171)       (959,519)

Issuance of common stock previously reported as "issuable"           --              --              --
Issuance of stock options for services to consultants              25,666            --            25,666
Stock compensation amortization expense                             5,563            --             5,563
Issuance of common stock related to the 2009 Offering             329,436            --           329,802
Common stock issuance costs related to the 2009 Offering          (32,980)           --           (32,980)
Issuance of common stock upon conversion of convertible
    debt to equity                                                  9,980            --            10,000
Net loss for three months ended September 30, 2009                   --          (384,115)       (384,115)
                                                             ------------    ------------    ------------
Balance at September 30, 2009                                $ 17,812,287    $(18,834,286)   $ (1,005,583)
                                                             ============    ============    ============


               (The accompanying notes are an integral part of these financial statements)


                                          PROFILE TECHNOLOGIES, INC.

                                           STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                                 (Unaudited)

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                         ----------------------
                                                                                           2009          2008
                                                                                         ---------    ---------

Cash flows from operating activities
      Net loss                                                                           $(384,115)   $(314,444)
      Adjustments to reconcile net loss to net cash used in operating activities:
             Depreciation and amortization                                                     579          193
             Loss (gain) on disposal (sale) of fixed assets                                   (300)       7,567
             Accreted discount on convertible debt                                           9,951        3,365
             Amortization of convertible debt discount included in interest expense          3,690         --
             Amortization of debt issuance costs                                              --             40
             Equity issued for services to consultants                                      25,666        2,120
             Stock compensation amortization expense                                         5,563        5,563
             Changes in operating assets and liabilities:
                  Increase in accounts receivable                                          (23,191)      (5,784)
                  Increase in inventory                                                     (1,211)        --
                  Increase in prepaid expenses and other current assets                     (2,979)      (1,851)
                  Decrease in other assets                                                   1,009         --
                  Increase in accounts payable                                              13,128       13,540
                  Increase in deferred wages                                                10,010       10,010
                  Increase in accrued professional fees                                     21,900       14,000
                  Decrease in accrued interest                                                  (7)        (245)
                                                                                         ---------    ---------
      Net cash used in operating activities                                               (320,307)    (265,926)
                                                                                         ---------    ---------

Cash flows from investing activities
      Purchase of equipment                                                                   --         (4,634)
      Proceeds from sale of equipment                                                          300         --
                                                                                         ---------    ---------
      Net cash provided by (used in) investing activities                                      300       (4,634)
                                                                                         ---------    ---------

Cash flows from financing activities
      Proceeds from issuance of common stock                                               329,802      998,903
      Common stock issuance costs                                                          (32,980)     (99,890)
      Proceeds from exercise of warrants                                                      --         28,000
                                                                                         ---------    ---------
      Net cash provided by financing activities                                            296,822      927,013
                                                                                         ---------    ---------

(Decrease) increase in cash and cash equivalents                                           (23,185)     656,453

Cash and cash equivalents at beginning of period                                           270,906      294,113
                                                                                         ---------    ---------

Cash and cash equivalents at end of period                                               $ 247,721    $ 950,566
                                                                                         =========    =========

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                             $     619    $   1,981
      Convertible debt converted into 20,000 and 100,000 shares
             of common stock during the three months ended September 30, 2009 and 2008   $  10,000    $  50,000


                  (The accompanying notes are an integral part of these financial statements)

                                                     6

                           PROFILE TECHNOLOGIES, INC.
                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 2009
                                   (Unaudited)

Note 1. Organization and Description of Business

Profile Technologies, Inc. (the "Company"), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of providing pipeline inspection services to locate corrosion and other anomalies that require assessment to verify pipeline integrity. The Company has developed a patented, non-destructive and non-invasive, high speed scanning process that uses electromagnetic waves to inspect remotely buried and above ground, cased and insulated pipelines for corrosion and other anomalies. The Company's inspection services are available to owners and operators of natural gas and oil pipelines, power plants, refineries, utilities, and other facilities which have cased or insulated pipe. The Company is actively marketing to these sectors. In conjunction with providing inspection services, the Company continues its research and development of new applications for its patented technology, including inspecting pipes for internal corrosion and other anomalies and direct buried pipes for external corrosion and other anomalies.


Note 2. Going Concern Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $18,834,286 through September 30, 2009, does not have positive cash flows from operating activities, and had negative working capital of $1,019,757 as of September 30, 2009. The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 3. Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of Profile Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position as of September 30, 2009 and June 30, 2009, the results of operations for the three months ended September 30, 2009 and 2008 and cash flows for the three months ended September 30, 2009 and 2008. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company's 2009 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in the quarterly financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company's 2009 Annual Report on Form 10-K.

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

During the three months ended September 30, 2009 and 2008, the Company incurred $115,291 and $82,433 on research and development activities.

     Stock-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See Note 5. "Stock Based Compensation, Stock Options and Warrants" for additional information on the Company's stock-based compensation plans.

Vendor Concentration

     Consultant Scientist Fees

The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company's hardware and software. These scientists are also instrumental in compiling and interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the three months ended September 30, 2009 and 2008, the Company incurred fees for work performed by the scientists of $90,060 and $52,043.

As of September 30, 2009, the Company owed the consultant scientists a total of $100,161, which is included in accounts payable.


Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principals, a replacement of FASB Statement No. 162" (SFAS 168). This statement modifies the Generally Accepted Accounting Principles ("GAAP") hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards

Codification ("ASC"), also known collectively as the "Codification," is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company adopted SFAS 168, effective July 1, 2009, the beginning of its first quarter ended September 30, 2009. All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

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

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is calculated based on the historical weekly closing stock prices for the same period as the expected life of the option. The Company uses the "simplified" method for determining the expected term of its "plain vanilla" stock options. The Company recognizes compensation expense for only the portion of stock options that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. To date, the Company has not experienced any forfeitures. If the actual number of forfeitures differs from those estimated by the Company, additional adjustments to compensation expense may be required in future periods. The Company's stock price volatility, option lives and expected forfeiture rates involve management's best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

The following table sets forth the share-based compensation cost resulting from stock option grants that was recorded in the Company's Statements of Operations for the three months ended September 30, 2009 and 2008:

                          Three Months Ended
                             September 30,
                           -----------------
                             2009      2008
                           -------   -------

Research and development   $ 5,563   $ 5,563
Selling                     25,666      --
                           -------   -------
     Total                 $31,229   $ 5,563
                           =======   =======


A summary of the Company's stock option activity for the three months ended September 30, 2009 and the year ended June 30, 2009 follows:


                                                                                       Weighted
                                                                          Weighted      Average
                                                            Number         Average     Remaining    Aggregate
                                                           Of Stock       Exercise    Contractual   Intrinsic
                                                          Options (1)      Price         Term         Value
                                                          -----------     --------    -----------   ---------
Outstanding at June 30, 2008                               3,755,000      $  1.11


     Grants                                                  610,000         1.68
     Exercises                                               (40,000)        0.70
     Expirations                                             (90,000)        0.66
                                                          -----------
Outstanding at June 30, 2009 and September 30, 2009 (2)    4,235,000      $  1.20     5.76 years    $1,206,100
                                                          ===========

Exercisable at September 30, 2009                          4,147,500      $  1.20     5.81 years    $1,180,350
                                                          ===========

Available for grant at September 30, 2009 (3)              2,890,000
                                                          ===========


     (1)  Consists of stock options outstanding under the 1999 Stock Plan, 2008
          Stock Plan, and stock options outstanding that were granted outside of the 1999 Stock Plan and the 2008 Stock Plan.

     (2) The weighted average remaining contractual term and aggregate intrinsic value are as of September 30, 2009.

     (3) Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the 2008
          Stock Plan.

The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all "in-the-money" options (i.e., the difference between the Company's closing stock price on the last trading day of its fourth quarter of 2009 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of the Company's common stock.

As of September 30, 2009, the Company had $51,894 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.


The following table summarizes information about stock options outstanding and exercisable at September 30, 2009:

                               Stock Options Outstanding                     Stock Options Exercisable
                     --------------------------------------------  ----------------------------------------------
                                        Weighted                                         Weighted
                                         Average       Weighted                           Average      Weighted
                       Number of        Remaining      Average         Number of         Remaining      Average
                        Options        Contractual     Exercise         Options         Contractual    Exercise
Exercise Prices       Outstanding     Life (Years)      Price         Exercisable      Life (Years)      Price
-------------------  --------------   --------------  -----------  ------------------  --------------  ----------
     $ 0.86                435,000         7.12        $   0.86             435,000        7.12        $   0.86
       0.95                140,000         7.12            0.95             140,000        7.12            0.95
       1.05                150,000         2.16            1.05             125,000        2.01            1.05
       1.12                285,000         4.71            1.12             285,000        4.71            1.12
       1.13                 50,000         3.42            1.13              12,500        3.42            1.13
       1.16              1,850,000         4.70            1.16           1,850,000        4.70            1.16
       1.20                350,000         6.56            1.20             350,000        6.56            1.20
       1.21                150,000         6.20            1.21             150,000        6.20            1.21
       1.26                 35,000         9.17            1.26              35,000        9.17            1.26
       1.30                 50,000         4.73            1.30              25,000        4.73            1.30
       1.32                200,000         8.13            1.32             200,000        8.13            1.32
       1.50                 15,000         7.95            1.50              15,000        7.95            1.50
       1.70                390,000         7.72            1.70             390,000        7.72            1.70
       1.87                135,000         9.13            1.87             135,000        9.13            1.87
                     --------------                               ------------------
  $ 0.50 - $ 1.87        4,235,000         5.76        $   1.20           4,147,500        5.81        $   1.20
                     ==============                               ==================


Warrants
--------

The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

A summary of the Company's warrant-related activity for the three months ended September 30, 2009 and the year ended June 30, 2009 follows:

                                                                       Weighted
                                                         Number         Average
                                                       Of Warrants     Exercise
                                                       Outstanding      Price
                                                       -----------     --------

Outstanding at June 30, 2008                            8,151,028      $   0.75
     Exercises                                            (40,000)         0.70
                                                       -----------
Outstanding at June 30, 2009 and September 30, 2009     8,111,028      $   0.75
                                                       ===========

Exercisable at September 30, 2009                       8,111,028      $   0.75
                                                       ===========

The following table summarizes information about warrants outstanding, all of which are exercisable at September 30, 2009:

                                             Weighted
                                              Average
                       Number of             Remaining             Weighted
   Exercise            Warrants          Contractual Life           Average
    Prices            Outstanding             (Years)           Exercise Price
----------------   ------------------   --------------------   ----------------
$      0.60                  439,600             1.87             $     0.60
       0.75                7,100,000             1.65                   0.75
       0.86                  450,000             7.12                   0.86
       1.00                   50,000             2.53                   1.00
       1.05                   71,428             2.61                   1.05
                   ------------------
$   0.60-1.05              8,111,028             1.98             $     0.75
                   ==================


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

Excluded from the computation of diluted net loss per share for the three months ended September 30, 2009 and 2008, because their effect would be antidilutive, are stock options and warrants to acquire 12,346,028 and 11,866,028 shares of common stock with weighted-average exercise prices of $0.91 and $0.86 per share, respectively. Also excluded from the computation of diluted net loss per share for the three months ended September 30, 2009 and 2008 are 50,000 and 120,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8. "Convertible Debt" because their effect would be antidilutive.

For the three months ended September 30, 2009 and 2008, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 9. "Deferred Wages and Accrued Professional Fees" that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at September 30, 2009 and 2008.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three months ended September 30, 2009 and 2008:

                                                    Three Months Ended
                                                       September 30,
                                              ------------------------------
                                                   2009             2008
                                              -------------    -------------

Numerator - net loss                          $    (384,115)   $    (314,444)

Denominator - weighted average number
    of common shares outstanding                 16,249,550       15,131,683
                                              -------------    -------------

Basic and diluted net loss per common share   $       (0.02)   $       (0.02)
                                              =============    =============


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

During the three months ended September 30, 2009, one investor exercised his conversion right and converted his Debenture in the principal amount $10,000, pursuant to the terms of the 2003 Offering. Accordingly the investor was issued 20,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 at the conversion date was recognized as interest expense during the three months ended September 30, 2009.

During the three months ended September 30, 2008, two investors exercised their conversion right and converted their Debentures in the aggregate principal amount of $50,000, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued an aggregate of 100,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion.

As of September 30, 2009, accrued interest on the Debentures was $429. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $13,641 and $3,365 for the three months ended September 30, 2009 and 2008. As of September 30, 2009 there was one outstanding Debenture, which is considered current, with a carrying value of $25,000.

Note 9. Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September 30, 2009, the Company has accrued $1,110,884 related to the deferred payment of salaries and professional fees of which $820,734 is included under deferred wages and $290,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,110,884 deferred salaries and accrued professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

During the three months ended September 30, 2008, the Company raised $998,903 and issued 1,109,885 shares of common stock pursuant to the terms of the 2007 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise. Accordingly, during the three months ended September 30, 2008, the Company incurred total fees payable to the brokerage firms of $99,890. As of September 30, 2009, the Company was current with respect to the amount owed the brokerage firms.

Note 11. 2009 Private Placement Equity Offering

On April 2, 2009, the Company entered into a private placement offering (the "2009 Offering") of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000. On October 2, 2009, the Board determined that it was in the best interests of the Company to extend the termination date of the 2009 Offering and voted to extend the expiration date to December 2, 2009.

During the three months ended September 30, 2009, the Company raised gross proceeds of $329,802 under the terms of the 2009 Offering. Accordingly, the Company issued 366,445 shares of common stock pursuant to the terms of the 2009 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering. Pursuant to the terms of the agreements with the brokerage firms, the Company owes the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, during the three months ended September 30, 2009, the Company incurred total fees payable to the brokerage firms of $32,980. As of September 30, 2009, the Company owed the brokerage firms $6,080 of which $5,080 is included in accounts payable and $1,000 in accrued professional fees.

Note 12. Subsequent Events

The Company has evaluated subsequent events through November 5, 2009, which is the date on which these financial statements were issued. There have not been any events subsequent to September 30, 2009, other than the extension of the 2009 Offering and proceeds received pursuant to the 2009 Offering and the conversion of the Debenture, as disclosed in the following paragraphs, that would require additional disclosure in the financial statements or that would have a material impact on the Company's financial position, results of operations, or cash flows for the three months ended September 30, 2009 and 2008.

On April 2, 2009, the Company entered into a private placement offering (the "2009 Offering") of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000. On October 2, 2009, the Board determined that it was in the best interests of the Company to extend the termination date of the 2009 Offering and voted to extend the expiration date to December 2, 2009. See Note 11. "2009 Private Placement Equity Offering".

Subsequent to September 30, 2009, and as of the date of this report, the Company has raised gross proceeds of $154,500 from the sale of 171,666 shares of common stock in accordance with the terms of the 2009 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering. Pursuant to the terms of the agreements with the brokerage firms, the Company owes the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, subsequent to the September 30, 2009, the Company incurred total fees payable to the brokerage firms of $15,450.

On October 26, 2009, an investor exercised his conversion right and converted his Debenture in the principal amount of $25,000, pursuant to the terms of the 2003 Offering. Accordingly the investor was issued 50,000 shares of common stock. See Note 8 "Convertible Debt".

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
--------------------------

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended September 30, 2009, and specifically in the item entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995). These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Overview
--------

The following Management's Discussion and Analysis ("MD&A") is intended to help the reader understand the results of operations and financial condition of Profile Technologies, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with the Company's financial statements and the accompanying notes to the financial statements included in this Form 10-Q.

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

Revenue consists of the pipeline inspection fee, reimbursement of costs incurred to mobilize and demobilize field crews and inspection equipment to and from the inspection site, proceeds from the sale of permanent connectors, and other travel related costs.

Revenue for the three months ended September 30, 2009 and 2008 was $42,417 and $17,183. Revenue for the three months ended September 30, 2009 and 2008 consisted of pipeline inspections performed for three customers and one customer, respectively.

Cost of revenue

Cost of revenue includes time incurred and materials used to plan the pipeline inspections, mobilize and demobilize field crews, perform the inspection services, analyze the resulting data and prepare the final inspection report. Cost of revenue also includes the cost of the materials to build the permanent connectors as well as any idle time incurred by personnel scheduled to work on customer contracts. Costs are recognized as incurred as they are not an indicator of the progress towards completion of the pipeline inspection services.

Cost of revenue for the three months ended September 30, 2009 and 2008 was $53,168 and $11,357, resulting in gross margins of (25.3)% and 33.9%, respectively. Cost of revenue for the three months ended September 30, 2009 includes $23,012 for service contracts for which pipeline inspections have not been performed as of September 30, 2009. Excluding costs related to future service contracts, cost of revenue for the three months ended September 30, 2009 was $30,156, resulting in an adjusted gross margin of $12,261 or 28.9%.

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

Research and development expense for the three months ended September 30, 2009 was $115,291, an increase of $32,858, compared to $82,433 for the three months ended September 30, 2008. The increase is substantially attributable to an increase in fees incurred for work performed by the consulting scientists as a result of additional resources spent developing the Company's internal pipeline inspection technology, the development of permanent connectors for recurring inspection, and modifications made to the EMW-C(TM) which inspects the condition of wax or dielectric fill in cased pipelines.

Selling Expense

Selling expense is primarily comprised of salary and benefit expense for employees who spend time meeting with prospective customers, costs that are incurred by the Company to provide field demonstrations to prospective customers, including that incurred by the Company's consulting scientists, and costs incurred to attend conferences and trade shows.

Selling expense for the three months ended September 30, 2009 and 2008 was $51,419, an increase of $28,969, compared to $22,450 for the three months ended September 30, 2008. The increase from prior year is partially the result of the Company providing more field demonstrations to prospective customers during the quarter ended September 30, 2009 than in the same quarter of 2008, for the purpose of obtaining revenue generating contracts. During the three months ended September 30, 2009, sales related activities performed by the consulting scientists was $10,750 more than in the previous year.

On June 23, 2009, the Company retained the services of an independent consultant to assist the Company in seeking new customer opportunities, managing existing customer relationships, and publicizing the Company's EMW inspection technologies. As partial compensation, the Board approved a stock option grant to the consultant to purchase 50,000 shares of the Company's common stock, subject to certain vesting requirements, at an exercise price of $1.30, the fair market value of the Company's common stock on the date of grant. The stock option expires five years from the date of grant and vests as follows: (a) 25,000 shares after three months, and (b) 25,000 shares after six months. The fair value of the 50,000 stock options granted was estimated at $0.88 each, for a total of $44,000, using the Black-Scholes Option Pricing Model with the following weighted average assumptions: dividend yield of 0%, expected volatility of 106.8%, risk-free interest rate of 1.74%, and expected life of
3.25 years. During the three months ended September 30, 2009 the Company recorded stock compensation expense of $25,666 for the amortization of this stock option grant, which is included in selling expense.

General and Administrative

General and administrative expense consists of costs incurred for professional fees, wages and benefits for the executive team, travel and entertainment, rent, and other administrative fees such as office supplies, postage and printing costs.

General and administrative expense for the three months ended September 30, 2009 and 2008 was $192,721 and $205,308. The decrease of $12,587 is substantially due to a decrease of approximately $10,800 in legal fees. Legal fees fluctuate depending on utilization by the Company for SEC and corporate matters.

Gain (Loss) on Sale (Disposal) of Equipment

The Company recorded a gain on sale of equipment of $300 during the three months ended September 30, 2009 as a result of proceeds received from the sale of a truck that was previously being utilized on the North Slope of Alaska. The cost of the truck and the related accumulated depreciation had previously been removed from the Company's financial statements as the truck was no longer in service.

The Company recorded a loss on disposal of equipment of $7,567 during the three months ended September 30, 2008 as a result of the removal of the cost and accumulated depreciation from the Company's financial statements for field equipment that was either no longer in service or deemed obsolete.

Interest Expense

Interest expense for the three months ended September 30, 2009 and 2008 was $14,252 and $4,994. The increase of $9,258 is partially the result of an increase in the accretion of the discount on the Debentures of $3,586. Additionally, during the three months ended September 30, 2009 one investor exercised his conversion right pursuant to the Debentures which resulted in the recognition of the related remaining unamortized discount of $3,690 at the conversion date as interest expense during the three months ended September 30, 2009.

Interest Income

Interest income for the three months ended September 30, 2009 was $19 compared to $2,482 for the three months ended September 30, 2008. The Company maintained a higher average cash balance during the three months ended September 30, 2008 compared to the three months ended September 30, 2009, primarily as a result of proceeds received pursuant to the 2007 Offering.

Liquidity and Capital Resources
-------------------------------

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $18,834,286 through September 30, 2009, does not have positive cash flows from operating activities, and had negative working capital of $1,019,757 as of September 30, 2009. The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that in order to meet the Company's capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At September 30, 2009, the Company had cash and cash equivalents of $247,721. The Company has financed its operations primarily from funds received pursuant to the 2007 Private Placement Equity Offering completed by the Company on August 15, 2008, raising net proceeds of $2,065,864, funds received pursuant to the 2009 Offering ($508,482 as of September 30, 2009), and proceeds received from the exercise of stock options and warrants.

Net cash used in operating activities was $320,307 for the three months ended September 30, 2009, compared to net cash used in operating activities of $265,926 for the same period in 2008. The increase of $54,381 in cash used in operating activities was mainly attributable to increases in research and development expense and costs of revenue not offset by the related revenue from service contracts (see "Results of Operations" above).

Net cash provided by investing activities was $300 for the three months ended September 30, 2009, compared to net used in investing activities of $4,634 during the same period in 2008. The Company recorded a gain on sale of equipment of $300 during the three months ended September 30, 2009 as a result of proceeds received from the sale of a truck that was previously being utilized on the North Slope of Alaska. During the three months ended September 30, 2008, the Company purchased $4,634 of contract related equipment.

Net cash provided by financing activities was $296,822 for the three months ended September 30, 2009 compared to net cash provided by financing activities of $927,013 for the same period in 2008. During the three months ended September 30, 2009, the Company raised net proceeds of $296,822 pursuant to the terms of the 2009 Offering. During the three months ended September 30, 2008, the Company raised net proceeds of $899,013 pursuant to the terms of the 2007 Offering. Additionally, during the three months ended September 30, 2008, the Company received proceeds of $28,000 from the exercise of warrants.

Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of the Company's employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At September 30, 2009, the Company has accrued $1,110,884 related to the deferred payment of salaries and professional fees of which $820,734 is included under deferred wages and $290,150 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the "Conversion Right"). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,110,884 deferred salaries and accrued professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

During the three months ended September 30, 2009, one investor exercised his conversion right and converted his Debenture in the principal amount $10,000, pursuant to the terms of the 2003 Offering. Accordingly the Company issued 20,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 at the conversion date was recognized as interest expense during the three months ended September 30, 2009.

During the three months ended September 30, 2008, two investors exercised their conversion right and converted their Debentures in the aggregate principal amount of $50,000, pursuant to the terms of the 2003 Offering. Accordingly the Company issued an aggregate of 100,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion.

As of September 30, 2009, accrued interest on the Debentures was $429. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $13,641 and $3,365 for the three months ended September 30, 2009 and 2008. As of September 30, 2009 there was one outstanding Debenture, which is considered current, with a carrying value of $25,000.

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

During the three months ended September 30, 2008, the Company raised $998,903 and issued 1,109,885 shares of common stock pursuant to the terms of the 2007 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise. Accordingly, during the three months ended September 30, 2008, the Company incurred total fees payable to the brokerage firms of $99,890. As of September 30, 2009, the Company was current with respect to the amount owed the brokerage firms.

2009 Private Placement Equity Offering

On April 2, 2009, the Company entered into a private placement offering (the "2009 Offering") of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000. On October 2, 2009, the Board determined that it was in the best interests of the Company to extend the termination date of the 2009 Offering and voted to extend the expiration date to December 2, 2009.

During the three months ended September 30, 2009, the Company raised gross proceeds of $329,802 under the terms of the 2009 Offering. Accordingly, the Company issued 366,445 shares of common stock pursuant to the terms of the 2009 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering. Pursuant to the terms of the agreements with the brokerage firms, the Company owes the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, during the three months ended September 30, 2009, the Company incurred total fees payable to the brokerage firms of $32,980. As of September 30, 2009, the Company owed the brokerage firms $6,080 of which $5,080 is included in accounts payable and $1,000 in accrued professional fees.


Other Contractual Obligations
-----------------------------

The Company's other contractual obligations consist of commitments under operating leases and repayment of a loan payable to a stockholder.

As of September 30, 2009, the Company had an outstanding loan payable to a stockholder with a principal amount of $7,500. The terms of the stockholder note are described under "Note 7 Related Parties - Note Payable to Stockholder."

As of September 30, 2009, the Company has future minimum lease payments of approximately $25,700 under its operating leases.

Off-Balance Sheet Arrangements
------------------------------

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements
-----------------------------------------

See Note 4. "Summary of Significant Accounting Policies" to the Financial Statements in this Form 10-Q.

Item 4T. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2009 that the Company's disclosure controls and procedures were effective such that the information required to be disclosed in the Company's United States Securities and Exchange Commission (the "SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended September 30, 2009, the Company raised gross proceeds of $329,802 under the terms of the 2009 Offering. Accordingly, the Company issued 366,445 shares of common stock pursuant to the terms of the 2009 Offering. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act, and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

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

During the three months ended September 30, 2009, one investor exercised his conversion right and converted his Debenture in the principal amount $10,000, pursuant to the terms of the 2003 Offering. Accordingly the Company issued 20,000 shares of common stock in accordance with the terms of the 2003 Offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Company's security holders during its fiscal first quarter of the year ended June 30, 2010.

Item 5. Other Information.

None.

Item 6. Exhibits.

See the Exhibit Index attached hereto following the signature page.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Profile Technologies, Inc.
                                                   (Registrant)


November 5, 2009                              By: /s/ Henry E. Gemino
                                              -----------------------
                                              Henry E. Gemino
                                              Chief Executive Officer and
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