Form 10-Q
period 2009-12-31
PROFILE TECHNOLOGIES INC
filed 2010-02-16
CIK 1014653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ____________________

FORM 10-Q

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

o TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to  ___________

Commission file number: 000-29196

PROFILE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1418002
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Park Avenue, Suite 201
Manhasset, New York	11030
(Address of principal executive offices)	(Zip Code)

(516) 365-1909
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes     ☐      No      ☐     NotApplicable     ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller ☐	Smaller reporting company ☒
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☐           No     ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,181,908 shares of common stock, par value $0.001, were outstanding as of February 11, 2010.

	PROFILE TECHNOLOGIES, INC.
	FORM 10-Q

	For the Quarterly Period Ended December 31, 2009

	Table of Contents

	PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

Balance Sheets (Unaudited)		3

Statements of Operations (Unaudited)		4

Statements of Stockholders’ Deficit (Unaudited)		5

Statements of Cash Flows (Unaudited)		6

Notes to Financial Statements (Unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4T	Controls and Procedures	26

	PART II OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults Upon Senior Securities	27

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signature

Certifications

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

PROFILE TECHNOLOGIES, INC.

BALANCE SHEETS
DECEMBER 31, 2009 AND JUNE 30, 2009
(Unaudited)

	December 31,	June 30,
	2009	2009

ASSETS

Current assets
Cash and cash equivalents	$222,702	$270,906
Accounts receivable	107,561	19,226
Inventory	606	-
Prepaid expenses anad other current assets	11,604	8,572
Total current assets	342,473	298,704

Equipment, net of accumulated depreciation of $3,864 and $1,931	14,715	2,703
Other assets	6,550	13,059

Total assets	$363,738	$314,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$142,422	$165,716
Note payable to stockholder	7,500	7,500
Current portion of convertible debt, net of unamortized discount of $0 and $13,641	-	21,359
Deferred wages	827,193	810,724
Accrued professional fees	290,490	268,250
Accrued interest	-	436
Total current liabilities	1,267,605	1,273,985

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value: 40,000,000 shares authorized,
16,504,123 and 15,961,012 shares issued and outstanding at December 31, 2009 and June 30, 2009	16,504	15,961
Common stock issuable; 398,816 and 68,618 shares	399	69
Additional paid-in capital	18,939,914	17,474,622
Accumulated deficit	(19,860,684)	(18,450,171)
Total stockholders' deficit	(903,867)	(959,519)

Total liabilities and stockholders' deficit	$363,738	314,466

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenue	$72,176	$10,098	$114,593	$27,281
Cost of revenue	(60,215)	(11,796)	(113,383)	(23,153)
Gross margin	11,961	(1,698)	1,210	4,128

Operating expenses
Research and development	224,316	295,482	339,607	377,915
Selling	87,540	62,113	138,959	84,563
General and administrative	726,365	716,622	919,086	921,930
Total operating expenses	1,038,221	1,074,217	1,397,652	1,384,408

Loss from operations	(1,026,260)	(1,075,915)	(1,396,442)	(1,380,280)

Other income (expense)
Gain (loss) on sale (disposal) of equipment	-	-	300	(7,567)
Interest expense	(191)	(6,321)	(14,443)	(11,315)
Interest income	53	692	72	3,174
Total other income (expense)	(138)	(5,629)	(14,071)	(15,708)

Net loss	$(1,026,398)	$(1,081,544)	$(1,410,513)	$(1,395,988)

Net loss per share - basic and diluted	$(0.06)	$(0.07)	$(0.09)	$(0.09)

Weighted average shares outstanding used to
calculate basic and diluted net loss per share	16,685,043	15,657,471	16,467,296	15,394,577

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND THE YEAR ENDED JUNE 30, 2009
(Unaudited)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2008	14,383,705	$14,384	5,555	$6	$15,466,797	$(16,406,198)	$(925,011)

Issuance of common stock previously reported as "issuable"	5,555	6	(5,555)	(6)	-	-	-
Issuance of common stock for services to consultants	100,000	100	1,952	2	2,587	-	2,689
Issuance of stock options for services to consultants	-	-	-	-	125,400	-	125,400
Issuance of stock options for services to employees and Board of Directors	-	-	-	-	668,300	-	668,300
Stock compensation amortization expense	-	-	-	-	22,251	-	22,251
Issuance of common stock related to the 2007 Offering	1,109,885	1,109	-	-	997,794	-	998,903
Common stock issuance costs related to the 2007 Offering	-	-	-	-	(99,890)	-	(99,890)
Issuance of common stock related to the 2009 Offering	141,867	142	56,666	57	178,481	-	178,680
Common stock issuance costs related to the 2009 Offering	-	-	-	-	(17,868)	-	(17,868)
Issuance of common stock upon conversion of convertible debt to equity	140,000	140	10,000	10	74,850	-	75,000
Exercise of stock options	40,000	40	-	-	27,960	-	28,000
Exercise of warrants	40,000	40	-	-	27,960	-	28,000
Net loss for the year ended June 30, 2009	-	-	-	-	-	(2,043,973)	(2,043,973)
Balance at June 30, 2009	15,961,012	15,961	68,618	69	17,474,622	(18,450,171)	(959,519)

Issuance of common stock previously reported as "issuable"	56,666	57	(56,666)	(57)	-	-	-
Issuance of common stock for services to consultants	-	-	191	-	210	-	210
Issuance of stock options for services to consultants	-	-	-	-	180,000	-	180,000
Issuance of stock options for services to employees and Board of Directors	-	-	-	-	589,300	-	589,300
Stock compensation amortization expense	-	-	-	-	11,126	-	11,126
Issuance of common stock related to the 2009 Offering	466,445	466	336,673	337	722,007	-	722,810
Common stock issuance costs related to the 2009 Offering	-	-	-	-	(72,281)	-	(72,281)
Issuance of common stock upon conversion of convertible debt to equity	20,000	20	50,000	50	34,930	-	35,000
Net loss for the six months ended December 31, 2009	-	-	-	-	-	(1,410,513)	(1,410,513)
Balance at December 31, 2009	16,504,123	$16,504	398,816	$399	$18,939,914	$(19,860,684)	$(903,867)

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2009 AND 2008
(Unaudited)

	Six Months Ended
	December 31,
	2009	2008

Cash flows from operating activities
Net loss	$(1,410,513)	$(1,395,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,933	773
Loss (gain) on disposal (sale) of fixed assets	(300)	7,567
Accreted discount on convertible debt	9,951	8,795
Amortization of convertible debt discount included in interest expense	3,690	-
Amortization of debt issuance costs	-	80
Equity issued for services to consultants	180,210	117,089
Equity issued for services to employees and board of directors	589,300	668,300
Stock compensation amortization expense	11,126	11,126
Changes in operating assets and liabilities:
Increase in accounts receivable	(88,335)	(1,798)
Increase in inventory	(606)	-
(Increase) decrease in prepaid expenses and other current assets	(3,032)	2,632
Decrease in other assets	6,509	-
Decrease in accounts payable	(23,294)	(21,935)
Increase in deferred wages	16,469	20,020
Increase in accrued professional fees	22,240	13,000
Decrease in accrued interest	(436)	(615)
Net cash used in operating activities	(685,088)	(570,954)

Cash flows from investing activities
Purchase of equipment	(13,945)	(4,634)
Proceeds from sale of equipment	300	-
Net cash used in investing activities	(13,645)	(4,634)

Cash flows from financing activities
Proceeds from issuance of common stock	722,810	998,903
Common stock issuance costs	(72,281)	(99,890)
Proceeds from exercise of stock options and warrants	-	56,000
Net cash provided by financing activities	650,529	955,013

(Decrease) increase in cash and cash equivalents	(48,204)	379,425

Cash and cash equivalents at beginning of period	270,906	294,113

Cash and cash equivalents at end of period	$222,702	$673,538

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,239	$3,055
Convertible debt converted into 70,000 and 100,000 shares
of common stock during the six months ended December 31, 2009 and 2008	$35,000	$50,000

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC. NOTES TO FINANCIAL STATEMENTS

December 31, 2009 (Unaudited)

Note 1. Organization and Description of Business

Profile Technologies, Inc. (the “Company”), was incorporated in 1986 and commenced operations in fiscal year 1988. The Company is in the business of providing pipeline inspection services to locate corrosion and other anomalies that require assessment to verify pipeline integrity. The Company has developed a patented, nondestructive and non-invasive, high speed scanning process that uses electromagnetic waves to inspect remotely buried and above ground, cased and insulated pipelines for corrosion and other anomalies. The Company’s inspection services are available to owners and operators of natural gas and oil pipelines, power plants, refineries, utilities, and other facilities which have cased or insulated pipe. The Company is actively marketing to these sectors. In conjunction with providing inspection services, the Company continues its research and development of new applications for its patented technology, including inspecting pipes for internal corrosion and other anomalies and direct buried pipes for external corrosion and other anomalies.

Note 2. Going Concern Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $19,860,684 as of December 31, 2009, does not have positive cash flows from operating activities, and had negative working capital of $925,132 as of December 31, 2009. The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 3. Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of Profile Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position as of December 31, 2009 and June 30, 2009, the results of operations for the three and six months ended December 31, 2009 and 2008 and cash flows and stockholders’ equity (deficit) for the six months ended December 31, 2009 and 2008. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2009 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in the quarterly financial statements presented in accordance with generally accepted accounting principles in the United States have been condensed or omitted. It is suggested that the accompanying unaudited interim financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Company’s 2009 Annual Report on Form 10-K.

Note 4. Summary of Significant Accounting Policies

The preparation of the Company’s financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for the Company include service contract revenue and cost recognition, accounting for research and development costs, and accounting for stock-based compensation. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

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

Research and Development

Research and development costs represent costs incurred to develop the Company’s technology, including employee and consultant time and material and equipment expense. Research and development costs are expensed when incurred, except for nonrefundable advance payments for future research and development activities which are capitalized and recognized as expense as the related services are performed.

During the three months ended December 31, 2009 and 2008, the Company incurred $224,316 and $295,482 on research and development activities. During the six months ended December 31, 2009 and 2008, the Company incurred $339,607 and $377,915 on research and development activities.

Stock-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its financial statements over the requisite service period. The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant. The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See Note 5. “Stock Based Compensation, Stock Options and Warrants” for additional information on the Company’s stock-based compensation plans.

Vendor Concentration

Consultant Scientist Fees

The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company’s hardware and software. These scientists are also instrumental in compiling and assisting in interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software. During the three months ended December 31, 2009 and 2008, the Company incurred fees for work performed by the scientists of $40,545 and $66,770. During the six months ended December 31, 2009 and 2008, the Company incurred fees for work performed by the scientists of $130,605 and $118,813.

On November 19, 2009, as partial compensation for services rendered, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.34 per share, expiring November 18, 2014. The 50,000 stock options had a fair value at the date of grant of $42,000, which is included in research and development expense in the Company’s Statements of Operations for the three and six months ended December 31, 2009.

On November 17, 2008, as partial compensation for services rendered, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.70 per share, expiring November 16, 2013. The 50,000 stock options had a fair value at the date of grant of $52,000, which is included in research and development expense in the Company’s Statements of Operations for the three and six months ended December 31, 2008.

Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $82,545 and $118,770 for the three months ended December 31, 2009 and 2008. Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $172,605 and $170,813 for the six months ended December 31, 2009 and 2008.

As of December 31, 2009, the Company owed the consultant scientists a total of $71,721, which is included in accounts payable.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standard Update (“ASU”) No. 2009-05, “Fair Value Measurements and Disclosures: Measuring Liabilities at Fair Value.” The update provides clarification to ASC 820 for the valuation techniques required to measure the fair value of liabilities. ASU No. 2009-05 also provides clarification around required inputs to the fair value measurement of a liability and definition of a Level 1 liability. ASU No. 2009-05 is effective for interim and annual periods beginning after August 28, 2009. The Company adopted ASU No. 2009-05 at the beginning of the quarter ended December 31, 2009. The adoption of this standard did not have a material effect on the Company’s financial position and results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued ASC 605-25 Revenue Recognition with Multiple Deliverables (“ASC 605-25”). ASC 605-25 establishes a selling price hierarchy for determining the selling price of a deliverable, eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. ASC 605-25 also prescribes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. ASC 605-25 is effective for revenue arrangements entered into for fiscal years beginning on or after June 15, 2010, and interim periods within those fiscal years. Early adoption is permissible. The Company must adopt the provisions of ASC 605-25 no later than July 1, 2010, the beginning of its fiscal year 2011. The Company is currently evaluating the impact of adopting this standard on its financial position and results of operations.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, “Fair Value Measurements and Disclosures,” that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The new and revised disclosures are required to be implemented in fiscal years beginning after December 15, 2009 and December 15, 2010. Other than requiring additional disclosures, the adoption of this standard will not have a material impact on the Company’s financial position and results of operations.

Note 5. Stock Based Compensation, Stock Options and Warrants

Stock Option Plans

1999 Stock Plan

On November 16, 1998, the stockholders of the Company (“Stockholders”) approved and adopted the 1999 Stock Plan (the “1999 Stock Plan”). The 1999 Stock Plan originally provided for the granting of options to purchase a maximum of 500,000 shares of common stock with expiration dates of a maximum of five years from the date of grant. In November 2006, the Board of Directors amended, and the Stockholders approved, an increase in the maximum number of shares of common stock available for grant to 3,500,000 and an increase in the period of time for which stock options may be exercisable to ten years from the date of grant.

Since the inception of the 1999 Stock Plan, and prior to the amendment approved in November 2006, the Company made various stock option grants that had expiration dates exceeding five years from the date of grant. These stock option grants were deemed to be granted outside of the 1999 Stock Plan.

2008 Stock Plan

On July 10, 2008, The Board approved and adopted the 2008 Stock Ownership Incentive Plan (“2008 Stock Plan”) and received Stockholder approval on November 17, 2008. Upon adoption of the 2008 Stock Plan by the Stockholders, the Company may no longer grant stock options under the 1999 Stock Plan.

The 2008 Stock Plan is intended to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentive to employees and consultants, and to promote the success of the Company’s business. In accordance with the 2008 Stock Plan, the Company may grant stock options to purchase up to 3,500,000 shares of common stock. The 2008 Plan allows incentive stock options to be granted with an expiration date of a maximum of five years and nonqualified stock options to be granted with an expiration date of a maximum of ten years from the date of grant.

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its financial statements over the requisite service period. The grant date fair value of stock options is based on the price of a share of the Company’s common stock on the date of grant. In determining the grant date fair value of stock options, the Company uses the Black-Scholes option pricing model which requires management to make assumptions regarding the option lives, expected volatility, and risk free interest rates, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a bond with a similar term. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is calculated based on the historical weekly closing stock prices for the same period as the expected life of the option. The Company uses the “simplified” method for determining the expected term of its “plain vanilla” stock options. The Company recognizes compensation expense for only the portion of stock options that are expected to vest. Therefore, the Company applies an estimated forfeiture rate that is derived from historical employee termination data and adjusted for expected future employee turnover rates. To date, the Company has not experienced any forfeitures. If the actual number of forfeitures differs from those estimated by the Company, additional adjustments to compensation expense may be required in future periods. The Company’s stock price volatility, option lives and expected forfeiture rates involve management’s best estimates at the time of such determination, all of which impact the fair value of the option calculated under the Black-Scholes methodology and, ultimately, the expense that will be recognized over the life of the option.

On November 17, 2009, the Board approved the issuance of stock options, exercisable for a total of 740,000 shares of common stock pursuant to the 2008 Stock Plan to certain directors, officers, employees and consultants of the Company. The stock options have a grant date of November 19, 2009 and are fully vested upon grant. The stock options granted to directors, officers, and a certain employee are exercisable until November 18, 2019. The stock options granted to consultants and a certain employee are exercisable until November 18, 2014. The exercise price of the stock options granted to affiliates owning or controlling more than ten percent of the Company’s common stock was $1.47. The exercise price of the stock options granted to non-affiliates was $1.34. On November 19, 2009, the date of grant, the Company recognized $173,200 as research and development expense related to the fair value of 180,000 of the stock options, $521,100 as general and administrative expense related to the fair value of 510,000 of the stock options, and $42,000 as selling expense related to the fair value of 50,000 of the stock options. The fair value of the stock option grants that expire on November 18, 2019 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 115.73%, risk-free interest rate of 2.18%, expected lives of five years, and a 0% dividend yield. The fair value of the stock option grants that expire on November 18, 2014 was estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 116.51%, risk-free interest rate of 1.24%, expected lives of 2.5 years, and a 0% dividend yield.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that was recorded in the Company’s Statements of Operations for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Research and development	$178,763	$247,563	$184,326	$253,126
Selling	49,333	-	75,000	-
General and administrative	521,100	540,700	521,100	540,700
Total	$749,196	$788,263	$780,426	$793,826

A summary of the Company’s stock option activity for the six months ended December 31, 2009 and related information follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of Stock	Exercise	Contractual	Intrinsic
	Options (1)	Price	Term	Value
Outstanding at June 30, 2009	4,235,000	$1.20

Grants	740,000	1.37
Outstanding at December 31,2009	4,975,000	$1.23	5.96 years	$971,050

Exercisable at December 31, 2009	4,912,500	$1.23	5.97 years	$953,425

Available for grant at December 31, 2009 (2)	2,150,000

(1)	Consists of stock options outstanding under the 1999 Stock Plan, 2008 Stock Plan, and stock options outstanding that were granted outside of the 1999 Stock Plan and the 2008 Stock Plan.

(2)	Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the 2008 Stock Plan.

The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of fiscal year 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The intrinsic value changes based on the fair market value of the Company’s common stock.

As of December 31, 2009, the Company had $38,998 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.8 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price
$0.86	435,000	6.87	$0.86	435,000	6.87	$0.86
0.95	140,000	6.87	0.95	140,000	6.87	0.95
1.05	150,000	1.91	1.05	125,000	1.76	1.05
1.12	285,000	4.46	1.12	285,000	4.46	1.12
1.13	50,000	3.17	1.13	12,500	3.17	1.13
1.16	1,850,000	4.45	1.16	1,850,000	4.45	1.16
1.20	350,000	6.31	1.20	350,000	6.31	1.20
1.21	150,000	5.95	1.21	150,000	5.95	1.21
1.26	35,000	8.92	1.26	35,000	8.92	1.26
1.30	50,000	4.48	1.30	50,000	2.24	1.30
1.32	200,000	7.88	1.32	200,000	7.88	1.32
1.34	590,000	8.15	1.34	590,000	8.15	1.34
1.47	150,000	9.89	1.47	150,000	9.89	1.47
1.50	15,000	7.70	1.50	15,000	7.70	1.50
1.70	390,000	7.47	1.70	390,000	7.47	1.70
1.87	135,000	8.88	1.87	135,000	8.88	1.87

$0.50 – $ 1.87	4,975,000	5.96	$1.23	4,912,500	5.97	$1.23

Warrants

The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

The following table summarizes information about warrants outstanding, all of which were exercisable at December 31, 2009:

		Weighted
		Average
	Number of	Remaining	Weighted
Exercise	Warrants	Contractual Life	Average
Prices	Outstanding	(Years)	Exercise Price

$0.60	439,600	1.62	$0.60
0.75	7,100,000	1.40	0.75
0.86	450,000	6.87	0.86
1.00	50,000	2.28	1.00
1.05	71,428	2.36	1.05
$0.60-1.05	8,111,028	1.73	$0.75

There were no warrant grants or exercises during the three and six months ended December 31, 2009.

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

Excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2009 and 2008, because their effect would be antidilutive, are stock options and warrants to acquire 13,086,028 and 12,316,028 shares of common stock with weighted-average exercise prices of $0.93 and $0.90 per share, respectively. Also excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2009 and 2008 are zero and 120,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8. “Convertible Debt” because their effect would be antidilutive.

For the three and six months ended December 31, 2009 and 2008, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 9. “Deferred Wages and Accrued Professional Fees” that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at December 31, 2009 and 2008.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three and six months ended December 31, 2009 and 2008:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Numerator - net loss	$(1,026,398)	$(1,081,544)	$(1,410,513)	$(1,395,988)

Denominator - weighted average number
of common shares outstanding	16,685,043	15,657,471	16,467,296	15,394,577

Basic and diluted net loss per common share	$(0.06)	$(0.07)	$(0.09)	$(0.09)

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

During the three and six months ended December 31, 2009, one and two investors exercised their conversion right and converted their Debenture in the aggregate principal amount $35,000, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued 70,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 at the conversion date was recognized as interest expense during both the three and six months ended December 31, 2009.

During the three and six months ended December 31, 2008, none and two investors exercised their conversion right and converted their Debentures in the aggregate principal amount of $50,000, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued an aggregate of 100,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion.

The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $0 and $13,641 for the three and six months ended December 31, 2009. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $5,430 and $8,795 for the three and six months ended December 31, 2008. As of December 31, 2009, all Debentures had been converted to equity.

Note 9.      Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of the Company’s employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2009, the Company has accrued $1,117,683 related to the deferred payment of salaries and professional fees of which $827,193 is included in deferred wages and $290,490 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company’s common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,117,683 deferred salaries and accrued professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

Note 10.      2007 Private Placement Equity Offering

On June 21, 2007, the Company entered into a private placement offering (the “2007 Offering”) of 1,300,000 shares of common stock at $0.90 per share to accredited investors. On October 4, 2007, the Board approved an increase in the offering to 2,000,000 shares of common stock for a total offering price of $1,800,000. On June 24, 2008, the Board determined that it was in the best interests of the Company to extend the termination date of the 2007 Offering and voted to extend the expiration date to August 15, 2008.

The 2007 Offering was closed on August 15, 2008. The Company raised gross proceeds of $2,295,404 and issued 2,550,439 shares of common stock pursuant to the terms of the 2007 Offering.

During the three and six months ended December 31, 2008, the Company raised none and $998,903 and issued none and 1,109,885 shares of common stock pursuant to the terms of the 2007 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise. Accordingly, during the three and six months ended December 31, 2008, the Company incurred total fees payable to the brokerage firms of none and $99,890.

Note 11.      2009 Private Placement Equity Offering

On April 2, 2009, the Company entered into a private placement offering (the “2009 Offering”) of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000. On January 29, 2010, the Board determined that it was in the best interests of the Company to extend the termination date of the 2009 Offering and voted to extend the expiration date to April 1, 2010.

During the three and six months ended December 31, 2009, the Company raised gross proceeds of $393,008 and $722,810 under the terms of the 2009 Offering. Accordingly, the Company issued 436,673 and 803,118 shares of common stock pursuant to the terms of the 2009 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering. Pursuant to the terms of the agreements with the brokerage firms, the Company owes the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, during the three and six months ended December 31, 2009, the Company incurred total fees payable to the brokerage firms of $39,301 and $72,281. As of December 31, 2009, the Company owed the brokerage firms $7,840 which is included in accrued professional fees.

Note 12.      Related Party Transactions

Non-employee Directors

Non-employee directors receive $1,000 per month for their services as directors.

On November 17, 2009, the Board elected Mr. Thomas Evans, effective November 19, 2009, to serve as a director of the Company until the next annual meeting of the stockholders and his successor is elected and qualified or he is removed pursuant to the Amended and Restated Certificate of Incorporation or the Bylaws of the Company.

During the three months ended December 31, 2009 and 2008, the Company incurred $10,500 and $7,000 in board fees for the Company’s non-employee directors. In addition, for the three months ended December 31, 2009 and 2008, the Company recorded $196,100 and $152,850 as stock compensation expense related to the stock options granted to directors (refer to “Note 5. Stock Based Compensation, Stock Options and Warrants”).

During the six months ended December 31, 2009 and 2008, the Company incurred $19,500 and $13,000 in board fees for the Company’s non-employee directors. In addition, for the six months ended December 31, 2009 and 2008, the Company recorded $196,100 and $152,850 as stock compensation expense related to the stock options granted to directors (refer to “Note 5. Stock Based Compensation, Stock Options and Warrants”).

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 13.      Subsequent Events

The Company has evaluated subsequent events through February 16, 2010, which is the date on which these financial statements were issued. There have not been any events subsequent to December 31, 2009, other than the extension of the 2009 Offering and proceeds received pursuant to the 2009 Offering, as disclosed in the following paragraphs, that would require additional disclosure in the financial statements or that would have a material impact on the Company’s financial position as of December 31, 2009 and June 30, 2009, results of operations for the three and six months ended December 31, 2009 and 2008, or cash flows for the six months ended December 31, 2009 and 2008.

On April 2, 2009, the Company entered into a private placement offering (the “2009 Offering”) of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000. On January 29, 2010, the Board determined that it was in the best interests of the Company to extend the termination date of the 2009 Offering and voted to extend the expiration date to April 1, 2010. See Note 11. “2009 Private Placement Equity Offering”.

Subsequent to December 31, 2009, and as of the date of this report, the Company has raised gross proceeds of $251,074 from the sale of 278,969 shares of common stock in accordance with the terms of the 2009 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering. Pursuant to the terms of the agreements with the brokerage firms, the Company owes the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, subsequent to December 31, 2009, the Company incurred total fees payable to the brokerage firms of $25,107.

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-Q for the three months ended December 31, 2009, and specifically in the item entitled "Management’s Discussion and Analysis of Financial Condition and Results of Operations," or otherwise incorporated by reference into this document, contain "forward-looking statements". These statements are identified by the use of forward-looking terminology such as "believes," "plans," "intend," "scheduled," "potential," "continue," "estimates," "hopes," "goal," "objective," expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy that involve risks and uncertainties.

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

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Profile Technologies, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with the Company’s financial statements and the accompanying notes to the financial statements included in this Form 10-Q.

The Company’s discussion and analysis of its financial condition and results of operations is based on its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. The Company reviews its estimates on an ongoing basis.

Because the Company is a smaller reporting company, certain disclosures otherwise required to be made in a Form 10-Q are not required to be made by the Company.

EMW-C™ External Inspection Process

The Company’s core business is based on the technologies that it has developed and patented for defect inspection of pipelines using electromagnetic waves (“EMW”). Born from these technologies, the Company has researched and developed inspection methods that have become commercial or near commercial products and services. The Company currently offers a service to inspect the external surface and surroundings of cased and thermally insulated pipelines. This service is marketed by the Company as the EMW-C™.

The EMW-C™ inspection process is a non-destructive corrosion inspection method patented by the Company, for long-range external assessment of cased and insulated pipelines. The technique uses electromagnetic waves to locate and identify corrosion and other anomalous conditions at distances down the length of the pipeline. This nonintrusive and non-destructive method can be performed without disturbing the pipeline casing or removing the protective insulation. After the initial inspection is performed, permanent connectors may be left on the pipeline to allow for repeat and periodic inspections or monitoring. In addition, the EMW-C™ inspection process provides corrosion inspection over long lengths of cased or insulated pipe sections from a single location, as opposed to most other inspection methods, which may only provide for point or localized inspections.

Commercially available since November of 2007, the latest generation of the EMW-C™ inspection process incorporates enhancements in the process, hardware, and software garnered from years of development and inspection experience. The compact hardware can easily be transported to any job location and operated by a crew of two trained technicians. The equipment is controlled wirelessly from a laptop where all inspection data is collected and stored. The modification of the equipment and its control has made for quicker inspections while improving accuracy and efficiency. This portable system is designed to allow testing of both underground and above-grade, cased and insulated pipelines with one test set. The new rugged and environmentally protected equipment has been used for many pipeline inspections and has proven to be a solid performer in conditions otherwise unfavorable to electronics equipment.

Correlating pipeline corrosion information using the Company’s technology requires a combination of state-of-the-art instrumentation plus an understanding of the physical phenomena that are being measured. Management believes that the EMW-C™ measurement and analysis are on the leading edge of inspection technology.

New Product Developments – Installation of Permanent Connectors, Inspection of Wax-Filled Cased Pipelines, and Internal Inspection Process

During the beginning of fiscal year 2010, the Company began selling two additional options with the EMW-C™ inspection service; permanent connectors for recurring inspection and dielectric fill analysis. Adding these two features increases the appeal of the EMW-C™ to the customer. The permanent connectors are a relatively low cost option which allow for quick re-inspection of the pipeline section at later times without the need for repeat excavation or preparation by the customer. Consecutive inspections create a historical data baseline and means to identify small but significant changes to the pipeline. This equates to more sensitive inspection at lower total cost of EMW-C™ inspection for the pipeline operator plus a permanent presence for the Company and recurring inspection services.

The Company also now offers a modification to the EMW-C™ which inspects the condition of wax or dielectric fill in cased pipelines. The filling of the void between the casing and the pipe with wax as a means of additional corrosion protection (the “wax-fill technology”) has become popular in the oil and gas pipeline industry with the onset of new Federal Regulations allowing its use. The Company has worked closely with key participants in this technology to refine and demonstrate the company's capability to perform the initial inspection and long-term monitoring of wax-filled pipeline crossings in combination with EMW-C™ permanent connectors. The Company is now in a unique position to provide these services to all companies interested in the many benefits of the wax-fill technology.

In addition to services for external pipeline inspection, the Company is also in the process of adapting its technology to inspect pipeline internals for corrosion and other anomalous conditions and has filed patents for this adaptation. In fiscal year 2009 and during the first half of fiscal year 2010, significant progress has been made in the advancement of the internal inspection process as a viable commercial product. Trials were performed at a third party research facility where the results exceeded the Company’s expectations. Since the conclusion of these trials, the Company has recognized a significant market for this technology and therefore product development was accelerated. Demonstrations and field trials are being scheduled with potential licensees and clients.

Capital will be expended to support operations until the Company can generate sufficient cash flows from operations. In order to do so, the Company must obtain additional revenue generating contracts for the use of its commercially available EMW-C™ service. The Company has identified a significant need for cased and insulated pipeline inspection services throughout North America and abroad and more recently with internal inspection of pipelines, boiler, and heat exchanger tubes. The Company believes that its EMW-C™ technologies possess unique capabilities, are flexible in their applications and provide a cost efficient solution to obtaining valuable information about the condition of the pipeline that is otherwise difficult to obtain. The Company is working to position itself as the preferred inspection method by working with pipeline operators, associations, and regulatory agencies to provide them with an understanding of the Company’s EMW technologies and their advantages. The Company has, and will continue to provide demonstrations, visit with pipeline operators, and provide presentations at industry conferences. Since the availability of the EMW-C™ in November of 2007, this effort has already resulted in several field demonstrations and revenue generating contracts and has likewise raised interest for additional field inspections. This interest has continued through fiscal years 2009 and 2010 with the addition of new customers and contracts for the EMW-C™ service as well as the new permanent connector and wax-fill monitoring options.

As revenue is generated, the Company will continue to manufacture its EMW-C™ inspection equipment. The Company will also need to hire and train additional technicians to provide inspection services as demand requires. The Company expects that as additional revenue contracts are secured, working capital requirements will increase. The Company will incur additional expenses as it hires and trains field crews and support personnel related to the successful receipt of commercial contracts. Additionally, the Company anticipates that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support future growth. In time, with increased sales, the Company may consider its position as a service provider and alternatively sell or lease its service to pipeline operators and/or inspection service providers while maintaining the intellectual rights to the technology and equipment.

At times when resources and funds are available, the Company will continue to further develop its secondary technologies with the intent to offer them commercially. The internal pipeline inspection method is best suited as the next potential product as patents have already been filed and the development closely aligns with that of the existing cased and insulated pipeline inspection method. The Company has already fielded inquires about this new method from potential customers and expects the development time to be less than twelve months, building upon the previous research already conducted. However, the Company does not expect to proceed to full time development of this method until greater revenues are achieved from the EMW-C™ or alternate funding and resources are made available.

Results of Operations

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

Revenue for the three and six months ended December 31, 2009 and 2008 was $72,176 and $10,098. Revenue for the six months ended December 31, 2009 and 2008 was $114,593 and $27,281.

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

Cost of revenue for the three months ended December 31, 2009 and 2008 was $60,215 and $11,796, resulting in gross margins of 16.6% and (16.8)%, respectively.

Cost of revenue for the six months ended December 31, 2009 and 2008 was $113,383 and $23,153, resulting in gross margins of 1.1% and 15.1%, respectively.

Operating Expenses

A summary of the Company’s operating expenses for the three and six months ended December 31, 2009 and 2008 was as follows:

	Three Months Ended
	December 31,		Increase /	Percentage
	2009	2008	(Decrease)	Change

Operating expenses
Research and development	$224,316	$295,482	$(71,166)	(24.1	) %
Selling	87,540	62,113	25,427	40.9
General and administrative	726,365	716,622	9,743	1.4
Total operating expenses	$1,038,221	$1,074,217	$(35,996)	(3.4	) %

	Six Months Ended
	December 31,		Increase /	Percentage
	2009	2008	(Decrease)	Change

Operating expenses
Research and development	$339,607	$377,915	$(38,308)	(10.1	) %
Selling	138,959	84,563	54,396	64.3
General and administrative	919,086	921,930	(2,844)	(0.3)
Total operating expenses	$1,397,652	$1,384,408	$13,244	1.0%

Research and Development

Research and development expense consists of fees paid to consulting scientists to develop the Company’s inspection technologies and related hardware, salary and benefit costs for employees, including stock compensation, supplies and testing equipment utilized for the development of the EMW inspection technologies and other supply and travel expenses incurred pursuant to performing research and development related activities.

Research and development expense for the three months ended December 31, 2009 was $224,316, a decrease of $71,166, compared to $295,482 for the same period in 2008. The decrease is substantially attributable to a decrease in fees incurred for work performed by the consulting scientists of approximately $8,400, a decrease of $10,000 in the fair value of the stock options granted the consulting scientists in 2009 compared to 2008, and a decrease of $58,800 in the fair value of stock options granted two employees in 2009 compared to 2008 (refer to “Note 5. Stock Based Compensation, Stock Options and Warrants”).

On November 19, 2009, the Company granted stock options to its consulting scientists and two employees to purchase a total of 180,000 shares of common stock at an exercise price of $1.34 per share. The fair value at the date of grant was $173,200, which is included in research and development expense for the three months ended December 31, 2009.

On November 17, 2008, the Company granted stock options to its consulting scientists and two employees to purchase a total of 175,000 shares of common stock at an exercise price of $1.70 per share. The fair value at the date of grant was $242,000, which is included in research and development expense for the three months ended December 31, 2008.

Research and development expense for the six months ended December 31, 2009 was $339,607, a decrease of $38,308, compared to $377,915 for the same period in 2008. The decrease is partially attributable to decreases in the fair value of the stock options granted the consulting scientists ($10,000) and two employees ($58,800) in 2009 compared to 2008, as described above, offset by an increase in fees incurred for work performed by the consulting scientists of approximately $18,000, and an increase in equipment rental of approximately $10,800.

Selling Expense

Selling expense is primarily comprised of salary and benefit expense for employees who spend time meeting with prospective customers, costs that are incurred by the Company to provide field demonstrations to prospective customers, including that incurred by the Company’s consulting scientists and other third party consultants, and costs incurred to attend conferences and trade shows.

Selling expense for the three months ended December 31, 2009 was $87,540, an increase of $25,427, compared to $62,113 for the same period in 2008. On June 23, 2009, the Company retained the services of an independent consultant (“Consultant”) to assist the Company in seeking new customer opportunities, managing existing customer relationships, and publicizing the Company’s EMW inspection technologies. During the three months ended December 31, 2009, the Company incurred $16,500 in fees for services rendered by Consultant and stock compensation of $42,000 for the fair value of a stock option granted Consultant on November 19, 2009 to purchase 50,000 shares of common stock at an exercise price of $1.34 per share and stock compensation of $7,333 for the amortization of a stock option granted Consultant on June 23, 2009 and vesting over time (refer to “Note 5. Stock Based Compensation, Stock Options and Warrants”).

Selling expense for the six months ended December 31, 2009 was $138,959, an increase of $54,396, compared to $84,563 for the same period in 2008. During the six months ended December 31, 2009, the Company incurred $27,250 in fees for services rendered by Consultant and stock compensation of $42,000 for the fair value of a stock option granted Consultant on November 19, 2009 to purchase 50,000 shares of common stock at an exercise price of $1.34 per share and stock compensation of $33,000 for the amortization of a stock option granted Consultant on June 23, 2009 and vesting over time (refer to “Note 5. Stock Based Compensation, Stock Options and Warrants”).

Offsetting these increases in selling expense is a decrease of approximately $53,700 recorded by the Company during both the three and six months ended December 31, 2008 as result of providing field demonstrations to prospective customers for the purpose of obtaining revenue generating contracts. The Company did not provide any field demonstrations during the three and six months ended December 31, 2009.

General and Administrative

General and administrative expense consists of costs incurred for professional fees, wages and benefits for the executive team, travel and entertainment, patent filing and maintenance fees, rent, and other administrative fees such as office supplies, postage and printing costs.

General and administrative expense for the three months ended December 31, 2009 was $726,365, an increase of $9,743, compared to $716,662 for the same period in 2008. Contributing to the increase are increases in patent filing and maintenance fees of approximately $18,400, website development fees of approximately $5,300, legal fees of approximately $3,800, and travel and entertainment of approximately $2,900. Offsetting these increases is a decrease of $19,600 in stock compensation for stock options granted to directors, officers and consultants (refer to “Note 5. Stock Based Compensation, Stock Options and Warrants”).

General and administrative expense for the six months ended December 31, 2009 was $919,086, a decrease of $2,844, compared to $921,930 for the same period in 2008. Contributing to the decrease is a decrease of $19,600 in stock compensation for stock options granted to directors, officers and consultants (refer to “Note 5. Stock Based Compensation, Stock Options and Warrants”) and a decrease in legal fees of approximately $7,100. Offsetting these decreases are increases in patent filing and maintenance fees of approximately $20,500, website development fees of approximately $5,300, and travel and entertainment of approximately $5,500.

A summary of the Company’s other income (expense) for the three and six months ended December 31, 2009 and 2008 was as follows:

	Three Months Ended
	December 31,		Increase /	Percentage
	2009	2008	(Decrease)	Change

Other income (expense)
Interest expense	$(191)	$(6,321)	$6,130	(97.0	) %
Interest income	53	692	(639)	(92.3)
Total other income (expense)	$(138)	$(5,629)	$5,491	(97.5	) %

	Six Months Ended
	December 31,		Increase /	Percentage
	2009	2008	(Decrease)	Change

Other income (expense)
Gain (loss) on sale (disposal) of equipment	$300	$(7,567)	$7,867	* %
Interest expense	(14,443)	(11,315)	(3,128)	27.6
Interest income	72	3,174	(3,102)	(97.7)
Total other income (expense)	$(14,071)	$(15,708)	$1,637	(10.4)%

* Not meaningful

Gain (Loss) on Sale (Disposal) of Equipment

The Company recorded a gain on sale of equipment of $300 during the six months ended December 31, 2009 as a result of proceeds received from the sale of a truck that was previously being utilized on the North Slope of Alaska. The cost of the truck and the related accumulated depreciation had previously been removed from the Company’s financial statements as the truck was no longer in service.

The Company recorded a loss on disposal of equipment of $7,567 during the six months ended December 31, 2008 as a result of the removal of the cost and accumulated depreciation from the Company’s financial statements for field equipment that was either no longer in service or deemed obsolete.

Interest Expense

Interest expense for the three months ended December 31, 2009 was $191, a decrease of $6,130, compared to $6,321 for the same period in 2008. Interest expense during the three months ended December 31, 2008 includes $5,431 for the accretion of the discount on the Debentures. By September 30, 2009, the discount on the Debentures had been fully accreted.

Interest expense for the six months ended December 31, 2009 was $14,443, an increase of $3,128, compared to $11,315 for the same period in 2008. The increase is partially the result of an increase in the accretion of the discount on the Debentures of $1,156. Additionally, during the six months ended December 31, 2009 one investor exercised his conversion right pursuant to the Debentures which resulted in the recognition of the related remaining unamortized discount of $3,690 at the conversion date as interest expense during the six months ended December 31, 2009. Offsetting these increases is a decrease in the accrued interest on the Debentures of $1,364 as a result of the decrease in the aggregate outstanding principal balance of the Debentures as a result of the conversions to equity.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred cumulative losses of $19,860,684 through December 31, 2009, does not have positive cash flows from operating activities, and had negative working capital of $925,132 as of December 31, 2009. The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth. Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary. The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital. If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At December 31, 2009, the Company had cash and cash equivalents of $222,702. The Company has financed its operations primarily from funds received pursuant to the 2007 Private Placement Equity Offering completed by the Company on August 15, 2008, raising net proceeds of $2,065,864, funds received pursuant to the 2009 Offering ($828,008 as of December 31, 2009), and proceeds received from the exercise of stock options and warrants.

Net cash used in operating activities was $685,088 for the six months ended December 31, 2009, compared to net cash used in operating activities of $570,954 for the same period in 2008. The increase of $114,134 in cash used in operating activities was mainly attributable to increases in fees paid to the consulting scientists of approximately $11,800, to the Consultant of approximately $27,250 (see “Selling Expense” above) and increases in amounts paid for general and administrative expenses (see “General and Administrative” above).

Net cash provided by investing activities was $13,645 for the six months ended December 31, 2009, compared to net used in investing activities of $4,634 during the same period in 2008. The Company recorded a gain on sale of equipment of $300 during the six months ended December 31, 2009 as a result of proceeds received from the sale of a truck that was previously being utilized on the North Slope of Alaska. Additionally, during the three months ended December 31, 2009, the Company purchased contract related equipment of $13,945 for use in the testing of its EMW-C technology and for use in the field during pipeline inspections. During the six months ended December 31, 2008, the Company purchased $4,634 of contract related equipment.

Net cash provided by financing activities was $650,529 for the six months ended December 31, 2009 compared to net cash provided by financing activities of $955,013 for the same period in 2008. During the six months ended December 31, 2009, the Company raised net proceeds of $650,529 pursuant to the terms of the 2009 Offering. During the six months ended December 31, 2008, the Company raised net proceeds of $899,013 pursuant to the terms of the 2007 Offering. Additionally, during the six months ended December 31, 2008, the Company received proceeds of $56,000 from the exercise of stock options and warrants.

Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of the Company’s employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below. At December 31, 2009, the Company has accrued $1,117,683 related to the deferred payment of salaries and professional fees of which $827,193 is included in deferred wages and $290,490 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”). Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company’s common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,117,683 deferred salaries and accrued professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these exchange rights. As such, no additional compensation cost was recorded.

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

During the three and six months ended December 31, 2009, one and two investors exercised their conversion right and converted their Debenture in the aggregate principal amount $35,000, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued 70,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion. Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 at the conversion date was recognized as interest expense during both the three and six months ended December 31, 2009.

During the three and six months ended December 31, 2008, none and two investors exercised their conversion right and converted their Debentures in the aggregate principal amount of $50,000, pursuant to the terms of the 2003 Offering. Accordingly the investors were issued an aggregate of 100,000 shares of common stock. The carrying value of the convertible debt was reclassified as equity upon conversion.

The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $0 and $13,641 for the three and six months ended December 31, 2009. The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $5,430 and $8,795 for the three and six months ended December 31, 2008. As of December 31, 2009, all Debentures had been converted to equity.

2007 Private Placement Equity Offering

On June 21, 2007, the Company entered into a private placement offering (the “2007 Offering”) of 1,300,000 shares of common stock at $0.90 per share to accredited investors. On October 4, 2007, the Board approved an increase in the offering to 2,000,000 shares of common stock for a total offering price of $1,800,000. On June 24, 2008, the Board determined that it was in the best interests of the Company to extend the termination date of the 2007 Offering and voted to extend the expiration date to August 15, 2008.

The 2007 Offering was closed on August 15, 2008. The Company raised gross proceeds of $2,295,404 and issued 2,550,439 shares of common stock pursuant to the terms of the 2007 Offering.

During the three and six months ended December 31, 2008, the Company raised none and $998,903 and issued none and 1,109,885 shares of common stock pursuant to the terms of the 2007 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering. Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise. Accordingly, during the three and six months ended December 31, 2008, the Company incurred total fees payable to the brokerage firms of none and $99,890.

2009 Private Placement Equity Offering

On April 2, 2009, the Company entered into a private placement offering (the “2009 Offering”) of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000. On January 29, 2010, the Board determined that it was in the best interests of the Company to extend the termination date of the 2009 Offering and voted to extend the expiration date to April 1, 2010.

During the three and six months ended December 31, 2009, the Company raised gross proceeds of $393,008 and $722,810 under the terms of the 2009 Offering. Accordingly, the Company issued 436,673 and 803,118 shares of common stock pursuant to the terms of the 2009 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering. Pursuant to the terms of the agreements with the brokerage firms, the Company owes the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise. Accordingly, during the three and six months ended December 31, 2009, the Company incurred total fees payable to the brokerage firms of $39,301 and $72,281. As of December 31, 2009, the Company owed the brokerage firms $7,840 which is included in accrued professional fees.

Related Party Transactions

Non-employee Directors

Non-employee directors receive $1,000 per month for their services as directors.

On November 17, 2009, the Board elected Mr. Thomas Evans, effective November 19, 2009, to serve as a director of the Company until the next annual meeting of the stockholders and his successor is elected and qualified or he is removed pursuant to the Amended and Restated Certificate of Incorporation or the Bylaws of the Company.

During the three months ended December 31, 2009 and 2008, the Company incurred $10,500 and $7,000 in board fees for the Company’s non-employee directors. In addition, for the three months ended December 31, 2009 and 2008, the Company recorded $196,100 and $152,850 as stock compensation expense related to the stock options granted to directors (refer to “Note 5. Stock Based Compensation, Stock Options and Warrants”).

During the six months ended December 31, 2009 and 2008, the Company incurred $19,500 and $13,000 in board fees for the Company’s non-employee directors. In addition, for the six months ended December 31, 2009 and 2008, the Company recorded $196,100 and $152,850 as stock compensation expense related to the stock options granted to directors (refer to “Note 5. Stock Based Compensation, Stock Options and Warrants”).

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

The Company's other contractual obligations consist of commitments under operating leases and repayment of a loan payable to a stockholder.

As of December 31, 2009, the Company had an outstanding loan payable to a stockholder with a principal amount of $7,500. The terms of the stockholder note are described under “Note 7 Related Parties – Note Payable to Stockholder.”

As of December 31, 2009, the Company has future minimum lease payments of approximately $14,900 under its operating leases.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Refer to “Note 4. Summary of Significant Accounting Policies” to the Financial Statements in this Form 10-Q for information regarding accounting pronouncements.

Item 4T. Controls and Procedures. (a) Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2009 that the Company’s disclosure controls and procedures were effective such that the information required to be disclosed in the Company’s United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)      Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock

On April 2, 2009, the Company entered into a private placement offering (the “2009 Offering”) of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000.

During the three months ended December 31, 2009, the Company raised gross proceeds of $393,008 under the terms of the 2009 Offering. Accordingly, the Company issued 436,673 shares of common stock pursuant to the terms of the 2009 Offering. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act, and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

During the three months ended December 31, 2009, the Company issued 191 shares of the Company’s common stock to an unrelated third party as partial settlement for consulting services rendered. The issuance of the common stock is exempt from registration pursuant to Section 4(2) of the Securities Act and when issued, the stock certificate will contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

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

The 2003 Offering was exempt from the registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D, promulgated by the SEC. In the 2003 Offering, no general solicitation was made by the Company or any person acting on behalf of the Company, the Debentures and Warrants were sold subject to transfer restrictions, and the certificates for the Debentures and Warrants contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

During the three months ended December 31, 2009, one investor exercised his conversion right and converted his Debenture in the principal amount $25,000, pursuant to the terms of the 2003 Offering. Accordingly the Company issued 50,000 shares of common stock in accordance with the terms of the 2003 Offering.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders (the “Annual Meeting”) of the Company was held on November 17, 2009.

At the Annual Meeting, 10,865,053 shares were present in person or by proxy. The following is a summary and tabulation of the matters that were voted upon at the Annual Meeting:

Proposal 1.

The election of a board of directors to serve a term of one year or until their respective successors are elected and qualified.

	Votes For	Votes Withheld

Henry E. Gemino	10,770,014	95,039
Murphy Evans	10,770,014	95,039
Charles Christenson	10,775,645	89,408
Richard Palmer	10,775,956	89,097
John Agunzo	10,774,956	90,097

Item 5.      Other Information.

None.

Item 6.      Exhibits.

See the Exhibit Index attached hereto following the signature page.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Profile Technologies, Inc.
(Registrant)

February 16, 2010	By: /s/ Henry E. Gemino
Henry E. Gemino
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No. Exhibit 3.1	Description of Exhibit Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 3.3	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on October 28, 2002).

Exhibit 3.4	Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Preliminary Proxy Statement filed with the Commission on September 13, 2006).

Exhibit 3.5	Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Preliminary Proxy Statement filed with the Commission on September 18, 2008).

Exhibit 3.6	2008 Stock Ownership Incentive Plan (incorporated by reference to Exhibit B to the Company’s Preliminary Proxy Statement filed with the Commission on September 18, 2008).

Exhibit 3.8

Form of Subscription Agreement by and between Profile Technologies, Inc. and investors in the 2009 Offering (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2009).

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

*Filed herewith.