Form 10-Q
period 2010-03-31
PROFILE TECHNOLOGIES INC
filed 2010-05-13
CIK 1014653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-29196

PROFILE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1418002
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2 Park Avenue, Suite 201
Manhasset, New York	11030
(Address of principal executive offices)	(Zip Code)

(516) 365-1909
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    No  Not Applicable ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer		Accelerated filer	

Non-accelerated filer (Do not check if a smaller reporting company)		Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,631,222 shares of common stock, par value $0.001, were outstanding as of May 10, 2010.

PROFILE TECHNOLOGIES, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2010

Table of Contents

PART I  FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

PROFILE TECHNOLOGIES, INC.

BALANCE SHEETS
MARCH 31, 2010 AND JUNE 30, 2009
(Unaudited)

	March 31,	June 30,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$536,540	$270,906
Accounts receivable	49,481	19,226
Inventory	1,659	-
Prepaid expenses and other current assets	8,823	8,572
Total current assets	596,503	298,704

Equipment, net of accumulated depreciation of $5,605 and $1,931	12,974	2,703
Other assets	9,604	13,059

Total assets	$619,081	$314,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$213,546	$165,716
Note payable to stockholder	7,500	7,500
Current portion of convertible debt, net of unamortized discount of $0 and $13,641	-	21,359
Deferred wages	833,652	810,724
Accrued professional fees	294,650	268,250
Accrued interest	-	436
Total current liabilities	1,349,348	1,273,985

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value: 40,000,000 shares authorized,
17,269,686 and 15,961,012 shares issued and outstanding at March 31, 2010 and June 30, 2009	17,270	15,961
Common stock issuable; 361,536 and 68,618 shares	362	69
Additional paid-in capital	19,525,662	17,474,622
Accumulated deficit	(20,273,561)	(18,450,171)
Total stockholders' deficit	(730,267)	(959,519)

Total liabilities and stockholders' deficit	$619,081	$314,466

(The accompanying notes are an integral part of these fincnaial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Revenue	$246	$-	$114,839	$27,281
Cost of revenue	(7,453)	(678)	(120,836)	(23,831)
Gross margin	(7,207)	(678)	(5,997)	3,450

Operating expenses
Research and development	131,993	89,549	471,600	467,464
Selling	76,774	40,092	215,733	124,655
General and administrative	196,865	180,765	1,115,951	1,102,695
Total operating expenses	405,632	310,406	1,803,284	1,694,814

Loss from operations	(412,839)	(311,084)	(1,809,281)	(1,691,364)

Other income (expense)
Gain (loss) on sale (disposal) of equipment	-	-	300	(7,567)
Interest expense	(238)	(9,603)	(14,681)	(20,918)
Interest income	200	67	272	3,241
Total other income (expense)	(38)	(9,536)	(14,109)	(25,244)

Net loss	$(412,877)	$(320,620)	$(1,823,390)	$(1,716,608)

Net loss per share - basic and diluted	$(0.02)	$(0.02)	$(0.11)	$(0.11)

Weighted average shares outstanding used to
calculate basic and diluted net loss per share	17,265,388	15,700,986	16,729,443	15,495,222

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND THE YEAR ENDED JUNE 30, 2009
(Unaudited)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2008	14,383,705	$14,384	5,555	$6	$15,466,797	$(16,406,198)	$(925,011)

Issuance of common stock previously reported as "issuable"	5,555	6	(5,555)	(6)	-	-	-
Issuance of common stock for services to consultants	100,000	100	1,952	2	2,587	-	2,689
Issuance of stock options for services to consultants	-	-	-	-	125,400	-	125,400
Issuance of stock options for services to employees and Board of Directors	-	-	-	-	668,300	-	668,300
Stock compensation amortization expense	-	-	-	-	22,251	-	22,251
Issuance of common stock related to the 2007 Offering	1,109,885	1,109	-	-	997,794	-	998,903
Common stock issuance costs related to the 2007 Offering	-	-	-	-	(99,890)	-	(99,890)
Issuance of common stock related to the 2009 Offering	141,867	142	56,666	57	178,481	-	178,680
Common stock issuance costs related to the 2009 Offering	-	-	-	-	(17,868)	-	(17,868)
Issuance of common stock upon conversion of convertible debt to equity	140,000	140	10,000	10	74,850	-	75,000
Exercise of stock options	40,000	40	-	-	27,960	-	28,000
Exercise of warrants	40,000	40	-	-	27,960	-	28,000
Net loss for the year ended June 30, 2009	-	-	-	-	-	(2,043,973)	(2,043,973)
Balance at June 30, 2009	15,961,012	15,961	68,618	69	17,474,622	(18,450,171)	(959,519)

Issuance of common stock previously reported as "issuable"	68,618	69	(68,618)	(69)	-	-	-
Issuance of common stock for services to consultants	191	-	432	1	857	-	858
Issuance of stock options for services to consultants	-	-	-	-	180,000	-	180,000
Issuance of stock options for services to employees and Board of Directors	-	-	-	-	589,300	-	589,300
Stock compensation amortization expense	-	-	-	-	16,688	-	16,688
Issuance of common stock related to the 2009 Offering	1,169,865	1,170	131,104	131	1,169,583	-	1,170,884
Common stock issuance costs related to the 2009 Offering	-	-	-	-	(112,588)	-	(112,588)
Issuance of common stock upon conversion of convertible debt to equity	70,000	70	-	-	34,930	-	35,000
Exercise of warrants	-	-	230,000	230	172,270	-	172,500
Net loss for the nine months ended March 31, 2010	-	-	-	-	-	(1,823,390)	(1,823,390)
Balance at March 31, 2010	17,269,686	$17,270	361,536	$362	$19,525,662	$(20,273,561)	$(730,267)

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIS, INC.

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2010 AND 2009
(Unaudited)

	Nine Months Ended
	March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(1,823,390)	$(1,76,608)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,674	1,352
Loss (gain) on disposal (sale) of fixed assets	(300)	7,567
Accreted discount on convertible debt	9,951	13,872
Amortization of convertible debt discount included in interest expense	3,690	3,690
Amortization of debt issuance costs	-	80
Equity issued for services to consultants	180,858	117,089
Equity issued for services to employees and board of directors	589,300	668,300
Stock compensation amortization expense	16,688	16,689
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(30,255)	16,872
Increase in inventory	(1,659)	-
(Increase) decrease in prepaid expenses and other current assets	(251)	2,581
Decrease (increase) in other assets	3,455	(336)
Increase (decrease) in accounts payable	47,830	(5,959)
Increase in deferred wages	22,928	30,922
Increase in accrued professional fees	26,400	22,000
Decrease in accrued interest	(436)	(750)
Net cash used in operating activities	(951,517)	(822,639)

Cash flows from investing activities
Purchase of equipment	(13,945)	(4,634)
Proceeds from sale of equipment	300	-
Net cash used in investing activities	(13,645)	(4,634)

Cash flows from financing activities
Proceeds from issuance of common stock	1,170,884	998,903
Common stock issuance costs	(112,588)	(99,890)
Proceeds from exercise of stock options and warrants	172,500	56,000
Net cash provided by financing activities	1,230,796	955,013

Increase in cash and cash equivalents	265,634	127,740

Cash and cash equivalents at beginning of period	270,906	294,113

Cash and cash equivalents at end of period	$536,540	$421,853

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,239	$3,505
Convertible debt converted into 70,000 and 150,000 shares
of common stock during the nine months ended March 31, 2010 and 2009	$35,000	$75,000

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2010
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

Note 2.      Going Concern Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has an accumulated deficit of $20,273,561 as of March 31, 2010, does not have positive cash flows from operating activities, and had negative working capital of $752,845 as of March 31, 2010.  The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth.  Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary.  The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital.  If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 3.      Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with Form 10-Q instructions and in the opinion of management of Profile Technologies, Inc., include all adjustments (of a normal recurring nature) considered necessary to present fairly the financial position as of March 31, 2010 and June 30, 2009, the results of operations for the three and nine months ended March 31, 2010 and 2009 and cash flows and stockholders’ equity (deficit) for the nine months ended March 31, 2010 and 2009. These results have been determined on the basis of generally accepted accounting principles and practices in the United States and applied consistently with those used in the preparation of the Company’s 2009 Annual Report on Form 10-K.

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

Estimates

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

Service Contract Revenue and Cost Recognition

Pursuant to the Company’s service contracts, it has two outputs, inspection of the pipelines (service) and delivery of the final inspection report (product).  The Company offers both a service and a product in a single transaction in which the product (final inspection report) is incidental to the rendering of the inspection services.  The service transaction is based on a pre-determined fixed fee, consisting of:

•	the pipeline inspection fee,
•	reimbursement of costs incurred to mobilize and demobilize field crews and inspection equipment to and from the inspection site,
•	proceeds from the sale of permanent connectors, and
•	other travel related costs.

The final act (delivery of the inspection report) is not so significant to the entire transaction taken as a whole that performance cannot be considered to have taken place until delivery.  The customer is obligated to fulfill their contractual obligation (via payment) based on the performance of the inspection services.

Accordingly, the Company recognizes revenue from its service contracts (i.e. pipeline inspections) using the proportional performance method of accounting because performance determines the extent to which the earnings process is complete or virtually complete.  Contract revenue earned is measured based on the number of measurable units of pipelines inspected to the total number of units contracted to be inspected.  Revenue is recognized based on the completion of such measurable units.  The proportional performance method is used to recognize revenue because management considers measurable units of completion to be the best available measure of progress towards the completion of service contracts.  Changes in estimated revenue on service contracts are recognized during the period in which the change in estimate becomes known.

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

During the three months ended March 31, 2010 and 2009, the Company incurred $131,993 and $89,549 on research and development activities.  During the nine months ended March 31, 2010 and 2009, the Company incurred $471,600 and $467,464 on research and development activities.

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

Vendor Concentration

Consultant Scientist Fees

The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company’s hardware and software.  These scientists are also instrumental in compiling and assisting in interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software.  During the three months ended March 31, 2010 and 2009, the Company incurred fees for work performed by the scientists of $93,260 and $65,214. During the nine months ended March 31, 2010 and 2009, the Company incurred fees for work performed by the scientists of $223,865 and $184,027.

On November 19, 2009, as partial compensation for services rendered, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.34 per share, expiring November 18, 2014.  The 50,000 stock options had a fair value at the date of grant of $42,000, which is included in research and development expense in the Company’s Statements of Operations for the nine months ended March 31, 2010.

On November 17, 2008, as partial compensation for services rendered, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.70 per share, expiring November 16, 2013.  The 50,000 stock options had a fair value at the date of grant of $52,000, which is included in research and development expense in the Company’s Statements of Operations for the nine months ended March 31, 2009.

Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $93,260 and $65,214 for the three months ended March 31, 2010 and 2009.  Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $265,865 and $236,027 for the nine months ended March 31, 2010 and 2009.

As of March 31, 2010, the Company owed the consultant scientists a total of $101,972, which is included in accounts payable.

Recently Adopted Accounting Pronouncements

In February 2010, the Financial Accounting Standards Board (FASB) issued amended guidance on subsequent events. SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements in its third quarter of 2010.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures,” which amends the disclosure requirements related to recurring and nonrecurring fair value measurements  The guidance requires disclosure of transfers of assets and liabilities between Level 1 and Level 2 of the fair value measurement hierarchy, including the reasons and the timing of the transfers and information on purchases, sales, issuance, and settlements on a gross basis in the reconciliation of the assets and liabilities measured under Level 3 of the fair value measurement hierarchy. The guidance is effective for annual and interim reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual and interim periods beginning after December 15, 2010. The Company adopted this guidance at the beginning of its third quarter of fiscal 2010, except for the Level 3 reconciliation disclosures on the rollforward activities, which it will adopt at the beginning of its third quarter of fiscal 2011.  Other than requiring additional disclosures, the adoption of this standard did not and will not have a material impact on the Company’s financial position and results of operations.

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that was recorded in the Company’s Statements of Operations for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Research and development	$5,563	$5,563	$189,888	$258,689
Selling	-	-	75,000	-
General and administrative	-	-	521,100	540,700
Total	$5,563	$5,563	$785,988	$799,389

A summary of the Company’s stock option activity for the nine months ended March 31, 2010 and related information follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of Stock	Exercise	Contractual	Intrinsic
	Options (1)	Price	Term	Value
Outstanding at June 30, 2009	4,235,000	$1.20
Grants	740,000	1.37
Outstanding at March 31, 2010	4,975,000	$1.23	5.7 years	$1,712,250

Exercisable at March 31, 2010	4,925,000	$1.23	5.7 years	$1,689,250

Available for grant at March 31, 2010 (2)	2,150,000

(1)	Consists of stock options outstanding under the 1999 Stock Plan, 2008 Stock Plan, and stock options outstanding that were granted outside of the 1999 Stock Plan and the 2008 Stock Plan.

(2)	Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the 2008 Stock Plan.

The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of fiscal year 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2010.  The intrinsic value changes based on the fair market value of the Company’s common stock.

As of March 31, 2010, the Company had $33,435 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.6 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010:

	Stock Options Outstanding			Stock Options Exercisable
Exercise Prices	Number of Options Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Options Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$0.86	435,000	6.6	$0.86	435,000	6.6	$0.86
0.95	140,000	6.6	0.95	140,000	6.6	0.95
1.05	150,000	1.7	1.05	125,000	1.5	1.05
1.12	285,000	4.2	1.12	285,000	4.2	1.12
1.13	50,000	2.9	1.13	25,000	2.9	1.13
1.16	1,850,000	4.2	1.16	1,850,000	4.2	1.16
1.20	350,000	6.1	1.20	350,000	6.1	1.20
1.21	150,000	5.7	1.21	150,000	5.7	1.21
1.26	35,000	8.7	1.26	35,000	8.7	1.26
1.30	50,000	4.2	1.30	50,000	4.2	1.30
1.32	200,000	7.6	1.32	200,000	7.6	1.32
1.34	590,000	7.9	1.34	590,000	7.9	1.34
1.47	150,000	9.6	1.47	150,000	9.6	1.47
1.50	15,000	7.5	1.50	15,000	7.5	1.50
1.70	390,000	7.2	1.70	390,000	7.2	1.70
1.87	135,000	8.6	1.87	135,000	8.6	1.87
$0.86 – $1.87	4,975,000	5.7	$1.23	4,925,000	5.7	$1.23

Warrants

The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

The following table summarizes information about warrants outstanding, all of which were exercisable at March 31, 2010:

		Weighted
		Average
	Number of	Remaining	Weighted
Exercise	Warrants	Contractual Life	Average
Prices	Outstanding	(Years)	Exercise Price
$0.60	439,600	1.4	$0.60
0.75	6,870,000	1.2	0.75
0.86	450,000	6.6	0.86
1.00	50,000	2.0	1.00
1.05	71,428	2.1	1.05
$0.60-$1.05	7,881,028	1.5	$0.75

 During both the three and nine month periods ended March 31, 2010, investors exercised warrants to purchase an aggregate of 230,000 shares of the Company’s common stock at an exercise price of $0.75 per share.  Accordingly, the Company received $172,500 in gross proceeds.

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

Excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2010, because their effect would be antidilutive, are stock options and warrants to acquire 12,856,028 shares of common stock with a weighted-average exercise price of $0.94 per share.

Excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2009, because their effect would be antidilutive, are stock options and warrants to acquire 12,316,028 shares of common stock with a weighted-average exercise price of $0.90 per share.  Also excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2009 are 70,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in Note 8 “Convertible Debt” because their effect would be antidilutive.

For the three and nine months ended March 31, 2010 and 2009, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in Note 9. “Deferred Wages and Accrued Professional Fees” that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at March 31, 2010 and 2009.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three and nine months ended March 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Numerator - net loss	$(412,877)	$(320,620)	$(1,823,390)	$(1,716,608)

Denominator - weighted average number of common shares outstanding	17,265,388	15,700,986	16,729,443	15,495,222

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.11)	$(0.11)

Note 7.       Note Payable to Stockholder

In April 2002, the Company issued a non-interest bearing bridge note payable to an officer of the Company in the amount of $7,500.  The note is payable in full when the Company determines it has sufficient working capital to do so.  On September 29, 2002, the officer who was owed the $7,500 died.

Note 8.       Convertible Debt

On June 19, 2003, the Board of Directors approved the offering (the “2003 Offering”) of $1,000,000 in convertible debentures (the “Debentures”).  The Debentures were convertible into that number of shares of the Company’s common stock equal to the amount of the converted indebtedness divided by $0.50 per share.  The Debentures bear interest at a rate of 5% per annum, payable quarterly.  Delinquent interest payments bear interest at a rate of 12% per annum. The Company was required to redeem each Debenture on the 5th anniversary of the date of the Debenture.  The Company may, in its discretion, redeem any Debenture at any time prior to the mandatory redemption date of the Debenture by providing no less than 60 days’ prior written notice to the holder of the Debenture. Certain events of default will result in the Debentures being redeemable by the Company upon demand of the holder.

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

During the three months ended March 31, 2010 no investors exercised their conversion right pursuant to the terms of the 2003 Offering.  During the nine months ended March 31, 2010, two investors exercised their conversion right and converted their Debentures in the aggregate principal amount $35,000, pursuant to the terms of the 2003 Offering.  Accordingly, the investors were issued 70,000 shares of common stock.  The carrying value of the convertible debt was reclassified as equity upon conversion.  Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 at the conversion date was recognized as interest expense during both the three and nine months ended March 31, 2010.

During the three and nine months ended March 31, 2009, three and five investors, respectively, exercised their conversion right and converted their Debentures in the aggregate principal amounts of $25,000 and $75,000, respectively, pursuant to the terms of the 2003 Offering.  Accordingly the investors were issued an aggregate of 50,000 and 150,000 shares of common stock during the three and nine months ended March 31, 2009.  The carrying value of the convertible debt was reclassified as equity upon conversion.  Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 at the conversion date was recognized as interest expense during both the three and nine months ended March 31, 2009.

The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $0 and $13,641 for the three and nine months ended March 31, 2010.  The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $8,767 and $17,562 for the three and nine months ended March 31, 2009.  As of March 31, 2010, all Debentures had been converted to equity.

Note 9.      Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of the Company’s employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below.  At March 31, 2010, the Company has accrued $1,128,302 related to the deferred payment of salaries and professional fees of which $833,652 is included in deferred wages and $294,650 in accrued professional fees.  On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”).  Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company’s common stock, at an exercise price of $1.00 per share for a term of five years.   Of the total $1,128,302 deferred salaries and accrued professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above.  No conversions have occurred to date.  At March 18, 2002, there was no intrinsic value associated with these exchange rights.  As such, no additional compensation cost was recorded.

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

During the three and nine months ended March 31, 2009, the Company raised none and $998,903 and issued none and 1,109,885 shares of common stock pursuant to the terms of the 2007 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering.  Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise.  Accordingly, during the three and nine months ended March 31, 2009, the Company incurred total fees payable to the brokerage firms of none and $99,890.

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

During the three and nine months ended March 31, 2010, the Company raised gross proceeds of $448,074 and $1,170,884 under the terms of the 2009 Offering.  Accordingly, the Company issued 497,851 and 1,300,969 shares, respectively, of common stock pursuant to the terms of the 2009 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering.  Pursuant to the terms of the agreements with the brokerage firms, the Company owes the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise.  During the three and nine months ended March 31, 2010, the Company incurred total fees payable to the brokerage firms of $40,307 and $112,588.  As of March 31, 2010, the Company owed the brokerage firms $11,800 which is included in accounts payable.

The 2009 Offering was closed on April 1, 2010.  As of the closing date, the Company had raised gross proceeds of $1,349,564 and issued 1,499,502 shares of common stock pursuant to the terms of the 2009 Offering.

Note 12.    Related Party Transactions

Non-employee Directors

Non-employee directors receive $1,000 per month for their services as directors.

During the three months ended March 31, 2010 and 2009, the Company incurred $12,000 and $9,000 in board fees for the Company’s non-employee directors

During the nine months ended March 31, 2010 and 2009, the Company incurred $31,500 and $22,000 in board fees for the Company’s non-employee directors.  In addition, for the nine months ended March 31, 2010 and 2009, the Company recorded $196,100 and $152,850 as stock compensation expense related to the stock options granted to non-employee directors.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe, ,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies, (c) expectations from our ongoing sponsored research and development activities (d) anticipated trends in the technology industry, (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various and matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with our financial statements and the accompanying notes to the financial statements included in this Form 10-Q.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosures. We review our estimates on an ongoing basis.

Overview

We were incorporated in 1986 under the name “Profile Technologies, Inc.” and commenced operations in fiscal year 1988.  We are in the business of providing pipeline inspection services to locate corrosion and other anomalies that require assessment to verify pipeline integrity.  We have developed a patented, non-destructive and non-invasive, high speed scanning process that uses electromagnetic waves to inspect remotely buried and above ground, cased and insulated pipelines for corrosion and other anomalies.   Our inspection services are available to owners and operators of natural gas and oil pipelines, power plants, refineries, utilities, and other facilities which have cased or insulated pipe. We are actively marketing to these sectors.  In conjunction with providing inspection services, we continue our research and development of new applications for our patented technology, including inspecting pipes for internal corrosion and other anomalies and direct buried pipes for external corrosion and other anomalies.

Because we are a smaller reporting company, we are not required to make certain disclosures otherwise required to be made on a Form 10-Q.

EMW-C™ External Inspection Process

Our core business is based on the technologies that we have developed and patented for defect inspection of pipelines using electromagnetic waves (“EMW”).  Born from these technologies, we have researched and developed inspection methods that have become commercial or near commercial products and services.  We currently offer a service to inspect the external surface and surroundings of cased and thermally insulated pipelines.  We market this service as the EMW-C™.

The EMW-C™ inspection process is a non-destructive corrosion inspection method that we patented, for long-range external assessment of cased and insulated pipelines. The technique uses electromagnetic waves to locate and identify corrosion and other anomalous conditions at distances down the length of the pipeline. This non-intrusive and non-destructive method can be performed without disturbing the pipeline casing or removing the protective insulation. After the initial inspection is performed, permanent connectors may be left on the pipeline to allow for repeat and periodic inspections or monitoring. In addition, the EMW-C™ inspection process provides corrosion inspection over long lengths of cased or insulated pipe sections from a single location, as opposed to most other inspection methods, which may only provide for point or localized inspections.

Correlating pipeline corrosion information using our technology requires a combination of state-of-the-art instrumentation plus an understanding of the physical phenomena that are being measured. Management believes that the EMW-C™ measurement and analysis are on the leading edge of inspection technology.

Recent Product Developments – Installation of Permanent Connectors, Inspection of Wax-Filled Cased Pipelines, and Internal Inspection Process

During the beginning of fiscal year 2010, we began selling two additional options with the EMW-C™ inspection service: permanent connectors for recurring inspection and dielectric fill analysis. Adding these two features increases the appeal of the EMW-C™ to the customer.  The permanent connectors are a relatively low cost option which allow for quick re-inspection of the pipeline section at later times without the need for repeat excavation or preparation by the customer.

We also now offer a modification to the EMW-C™ which inspects the condition of wax or dielectric fill in cased pipelines.  The filling of the void between the casing and the pipe with wax as a means of additional corrosion protection (the “wax-fill technology”) has become popular in the oil and gas pipeline industry with the onset of new Federal regulations allowing its use. We have worked closely with key participants in this technology to refine and demonstrate our capability to perform the initial inspection and long-term monitoring of wax-filled pipeline crossings in combination with EMW-C™ permanent connectors.

Capital will be expended to support operations until we can generate sufficient cash flows from operations. In order to do so, we must obtain additional revenue generating contracts for the use of our commercially available EMW-C™ service.

As revenue is generated, we will continue to manufacture our EMW-C™ inspection equipment.  We expect that as additional revenue contracts are secured, working capital requirements will increase. We will incur additional expenses as we hire and train field crews and support personnel related to the successful receipt of commercial contracts. Additionally, we anticipate that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support future growth. In time, with increased sales, we may consider our position as a service provider and alternatively sell or lease our service to pipeline operators and/or inspection service providers while maintaining the intellectual rights to our technology and equipment.

Results of Operations

Revenue

Pursuant to our service contracts, we have two outputs, inspection of the pipelines (service) and delivery of the final inspection report (product).  We offer both a service and a product in a single transaction in which the product (final inspection report) is incidental to the rendering of the inspection services.  The service transaction is based on a pre-determined fixed fee, consisting of:

•	the pipeline inspection fee,
•	reimbursement of costs incurred to mobilize and demobilize field crews and inspection equipment to and from the inspection site,
•	proceeds from the sale of permanent connectors, and
•	other travel related costs.

The final act (delivery of the inspection report) is not so significant to the entire transaction taken as a whole that performance cannot be considered to have taken place until delivery.  The customer is obligated to fulfill their contractual obligation (via payment) based on the performance of the inspection services.

Accordingly, we recognize revenue from our service contracts (i.e. pipeline inspections) using the proportional performance method of accounting because performance determines the extent to which the earnings process is complete or virtually complete.  Contract revenue earned is measured based on the number of measurable units of pipelines inspected to the total number of units contracted to be inspected.  Revenue is recognized based on the completion of such measurable units.  The proportional performance method is used to recognize revenue because management considers measurable units of completion to be the best available measure of progress towards the completion of service contracts.  Changes in estimated revenue on service contracts are recognized during the period in which the change in estimate becomes known.

Revenue for the three months ended March 31, 2010 and 2009 was $246 and $0.  Revenue for the nine months ended March 31, 2010 and 2009 was $114,839 and $27,281.  The increase in revenue from the prior year period is the result of us securing a greater number of revenue generating contracts during the nine months ended March 31, 2010, including a $50,000 contract completed in October 2009.  Obtaining additional pipeline inspection contracts (and performing and completing the pipeline inspections) is the result of field demonstrations provided prospective customers during the nine months ended March 31, 2009 (see “selling expense” discussion below).

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

Cost of revenue for the three months ended March 31, 2010 and 2009 was $7,453 and $678.  Cost of revenue for the three months ended March 31, 2010 and 2009 includes costs to mobilize and demobilize field crews for future inspections and amortization of equipment utilized for pipeline inspections.

Cost of revenue for the nine months ended March 31, 2010 and 2009 was $120,836 and $23,831, resulting in gross margins of (5.2)% and 12.6%, respectively.

Operating Expenses

A summary of our operating expenses for the three and nine months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses
Research and development	$131,993	$89,549	$42,444	47.4%
Selling	76,774	40,092	36,682	91.5
General and administrative	196,865	180,765	16,100	8.9
Total operating expenses	$405,632	$310,406	$95,226	30.7%

	Nine Months Ended
	March 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses
Research and development	$471,600	$467,464	$4,136	0.9%
Selling	215,733	124,655	91,078	73.1
General and administrative	1,115,951	1,102,695	13,256	1.2
Total operating expenses	$405,632	$310,406	$95,226	30.7%

Research and Development

Research and development expense consists of fees paid to consulting scientists to develop our inspection technologies and related hardware, salary and benefit costs for employees, including stock compensation, supplies and testing equipment utilized for the development of the EMW inspection technologies and other supply and travel expenses incurred pursuant to performing research and development related activities.

Research and development expense for the three months ended March 31, 2010 was $131,993, an increase of $42,444, compared to $89,549 for the same period in 2009.  The increase is substantially attributable to an increase in fees incurred for work performed by the consulting scientists of approximately $39,300 for additional work performed on software enhancements for real time analysis, probe modifications for permanent connectors in wax-filled casings, and further development of the internal inspection tool for pipelines and heat exchanger tube inspections.

Research and development expense for the nine months ended March 31, 2010 was $471,600, an increase of $4,136, compared to $467,464 for the same period in 2009.  The increase is partially attributable to an increase in fees incurred for work performed by the consulting scientists of approximately $57,300, an increase in equipment rental of approximately $9,800, and an increase of approximately $8,400 for employee salary and benefit costs.  Offsetting these increases is a decrease of $10,000 in the fair value of the stock options granted the consulting scientists in 2009 compared to 2008, and a decrease of $58,800 in the fair value of stock options granted two employees in 2009 compared to 2008. The increase in fees incurred for work performed by the consulting scientists during the nine months ended March 31, 2010 was a result of increased consulting hours for field and office analysis support of EMW-C™ projects in Alaska and California during the second quarter of fiscal 2010 and for additional work on software enhancements for real time analysis, probe modifications for permanent connectors in wax-filled casings, and further development of the internal inspection tool for pipelines and heat exchanger tube inspections.

On November 19, 2009, we granted stock options to our consulting scientists and two employees to purchase a total of 180,000 shares of common stock at an exercise price of $1.34 per share.  The fair value at the date of grant was $173,200, which is included in research and development expense for the nine months ended March 31, 2010.

On November 17, 2008, we granted stock options to our consulting scientists and two employees to purchase a total of 175,000 shares of common stock at an exercise price of $1.70 per share.  The fair value at the date of grant was $242,000, which is included in research and development expense for the nine months ended March 31, 2009.

Selling Expense

Selling expense is primarily comprised of salary and benefit expense for employees who spend time meeting with prospective customers, costs that we incur to provide field demonstrations to prospective customers, including costs incurred by our consulting scientists and other third party consultants, and costs incurred to attend conferences and trade shows.

Selling expense for the three months ended March 31, 2010 was $76,774, an increase of $36,682, compared to $40,092 for the same period in 2009.  On June 23, 2009, we retained the services of an independent consultant (the “Consultant”) to assist us in seeking new customer opportunities, managing existing customer relationships, and publicizing our EMW inspection technologies.  During the three months ended March 31, 2010, we incurred $23,500 in fees for services rendered by the Consultant compared to $0 in the comparative prior year period.  Also contributing to the increase in selling expense during the three months ended March 31, 2010 compared to the same period in 2009 is an increase in employee salary and benefit expense and related travel expenses of approximately $18,100.  During this period, we enacted a new direct marketing approach to specific new and existing customers in an effort to further develop sales leads toward securing several large contracts.  We utilized the aid of the Consultant who met directly with us and customers to further these relationships.  Several meetings were held at various customer offices and conferences across the country during this period.  In addition to meeting with potential customers, meetings and demonstrations were held with potential licensing partners to cultivate new contracts with them and their clients as well.

Selling expense for the nine months ended March 31, 2010 was $215,733, an increase of $91,078, compared to $124,655 for the same period in 2009.  During the nine months ended March 31, 2010, we incurred $50,750 in fees for services rendered by the Consultant compared to $0 in the comparative prior year period and stock compensation of $42,000 for the fair value of a stock option granted the Consultant on November 19, 2009 to purchase 50,000 shares of common stock at an exercise price of $1.34 per share and stock compensation of $33,000 for the amortization of a stock option granted the Consultant on June 23, 2009 and vesting over time.  Also contributing to the increase in selling expense during the three months ended March 31, 2010 compared to the same period in 2009 is an increase in employee salary and benefit expense and related travel expenses of approximately $17,700.  During this period, we enacted a new direct marketing approach to specific new and existing customers in an effort to further develop sales leads toward securing several large contracts.  We utilized the aid of the Consultant who met directly with us and customers to further these relationships.  Several meetings were held at various customer offices and conferences across the country during this period.  In addition to meeting with potential customers, meetings and demonstrations were held with potential licensing partners to cultivate new contracts with them and their clients as well.

During the nine months ended March 31, 2009, we provided a field demonstration to one prospective customer, at a cost of approximately $52,000, for the purpose of obtaining a revenue generating contract and in anticipation of securing future inspection contracts.  We did not provide any field demonstrations during the nine months ended March 31, 2010.  The cost of the field demonstration performed in the prior year nine month period offsets the increase in selling expense for the current nine month period.  As a result of the field demonstration provided during the nine months ended March 31, 2009, we obtained a pipeline inspection contract generating revenue of approximately $50,000 in October 2009.

General and Administrative

General and administrative expense consists of costs incurred for professional fees, wages and benefits for the executive team, travel and entertainment, patent filing and maintenance fees, shareholder relations, rent, and other administrative fees such as office supplies, postage and printing costs.

General and administrative expense for the three months ended March 31, 2010 was $196,865, an increase of $16,100, compared to $180,765 for the same period in 2009.  Contributing to the increase are increases in patent filing and maintenance fees of approximately $5,000, legal fees of approximately $5,100, and shareholder relations expense of approximately $10,500.  Offsetting these increases was a decrease of approximately $9,000 in wages and benefits due to employees spending more time on selling and research and development related activities than on general and administrative activities during the three months ended March 31, 2010 than in the prior year comparative period.

General and administrative expense for the nine months ended March 31, 2010 was $1,115,951, an increase of $13,256, compared to $1,102,695 for the same period in 2009.  Contributing to the increase are patent filing and maintenance fees of approximately $25,500, website development fees of approximately $5,300, and shareholder relations expense of approximately $10,500. Offsetting these increases was a decrease of $19,600 in stock compensation for stock options granted to directors, officers and consultants.

Other Income (Expense)

A summary of our other income (expense) for the three and nine months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Other income (expense)
Interest expense	$(238)	$(9,603)	$(9,365)	(97.5	) %
Interest income	200	67	133	198.5
Total other income (expense)	$(38)	$(9,536)

	Nine Months Ended
	March 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Other income (expense)
Gain (loss) on sale (disposal) of equipment	$300	$(7,567)	$(7,867)	* %
Interest expense	(14,681)	(20,918)	(6,237)	(29.8)
Interest income	272	3,241	(2,969)	(91.6)
Total other income (expense)	$(14,109)	$(25,244)

* Not meaningful

Gain (Loss) on Sale (Disposal) of Equipment

We recorded a gain on sale of equipment of $300 during the nine months ended March 31, 2010 as a result of proceeds received from the sale of a truck that was previously being utilized on the North Slope of Alaska.  The cost of the truck and the related accumulated depreciation had previously been removed from our financial statements as the truck was no longer in service.

We recorded a loss on disposal of equipment of $7,567 during the nine months ended March 31, 2009 as a result of the removal of the cost and accumulated depreciation from our financial statements for field equipment that was either no longer in service or deemed obsolete.

Interest Expense

Interest expense for the three months ended March 31, 2010 was $238, a decrease of $9,365, compared to $9,603 for the same period in 2009.  Interest expense during the three months ended March 31, 2009 includes $5,077 for the accretion of the discount on the Debentures.  Additionally, during the three months ended March 31, 2009 one investor exercised his conversion right pursuant to the Debentures which resulted in the recognition of the related remaining unamortized discount of $3,690 at the conversion date as interest expense during the three months ended March 31, 2009.  By September 30, 2009, the discount on the Debentures had been fully accreted.

Interest expense for the nine months ended March 31, 2010 was $14,681, a decrease of $6,237, compared to $20,918 for the same period in 2009.  The decrease is the result of a decrease in the accretion of the discount on the Debentures of $3,921 and a decrease in the 5% interest on the Debentures of $1,985 as a result of the decrease in the aggregate outstanding principal balance of the Debentures as a result of the conversions to equity.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $20,273,561 through March 31, 2010, do not have positive cash flows from operating activities, and had negative working capital of $752,845 as of March 31, 2010.  We face all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth.  Additionally, we have expended a significant amount of cash in developing our technology and patented processes.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital.  If we are unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At March 31, 2010, we had cash and cash equivalents of $536,540. We have financed our operations primarily from funds received pursuant to the 2007 Private Placement Equity Offering completed on August 15, 2008, raising net proceeds of $2,065,864, funds received pursuant to the 2009 Offering completed on April 1, 2010, raising net proceeds of $1,219,108, and proceeds received from the exercise of stock options and warrants.

Net cash used in operating activities was $951,517 for the nine months ended March 31, 2010, compared to net cash used in operating activities of $822,639 for the same period in 2009.  The increase of $128,878 in cash used in operating activities was mainly attributable to increases in fees paid to the consulting scientists of approximately $39,800, to the Consultant of approximately $50,750 (see “Selling Expense” above) and increases in amounts paid for general and administrative expenses (see “General and Administrative” above).

Net cash used in investing activities was $13,645 for the nine months ended March 31, 2010, compared to net cash used in investing activities of $4,634 during the same period in 2009.  We recorded a gain on sale of equipment of $300 during the nine months ended March 31, 2010 as a result of proceeds received from the sale of a truck that was previously being utilized on the North Slope of Alaska.  Additionally, during the nine months ended March 31, 2010, we purchased contract related equipment of $13,945 for use in the testing of our EMW-C technology and for use in the field during pipeline inspections. During the nine months ended March 31, 2009, we purchased $4,634 of contract related equipment.

Net cash provided by financing activities was $1,230,796 for the nine months ended March 31, 2010 compared to net cash provided by financing activities of $955,013 for the same period in 2009.   During the nine months ended March 31, 2010, we raised net proceeds of $1,058,296 pursuant to the terms of the 2009 Offering and received proceeds of $172,500 from the exercise of warrants.  During the nine months ended March 31, 2009, we raised net proceeds of $899,013 pursuant to the terms of the 2007 Offering and received proceeds of $56,000 from the exercise of stock options and warrants.

Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of our employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until we have sufficient resources to pay the amounts owed or to exchange such amounts into options as described below.  At March 31, 2010, we have accrued $1,128,302 related to the deferred payment of salaries and professional fees of which $833,652 is included in deferred wages and $294,650 in accrued professional fees.  On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”).  Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of our common stock, at an exercise price of $1.00 per share for a term of five years.   Of the total $1,128,302 deferred salaries and accrued professional fees, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above.  No conversions have occurred to date.  At March 18, 2002, there was no intrinsic value associated with these exchange rights.  As such, no additional compensation cost was recorded.

2009 Private Placement Equity Offering

On April 2, 2009, we entered into a private placement offering (the “2009 Offering”) of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000.  On January 29, 2010, the Board determined that it was in our best interests to extend the termination date of the 2009 Offering and voted to extend the expiration date to April 1, 2010.

During the three and nine months ended March 31, 2010, we raised gross proceeds of $448,074 and $1,170,884 under the terms of the 2009 Offering.  Accordingly, we issued 497,851 and 1,300,969 shares, respectively, of common stock pursuant to the terms of the 2009 Offering.

We engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering.  Pursuant to the terms of the agreements with the brokerage firms, we owe the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise.  Accordingly, during the three and nine months ended March 31, 2010, we incurred total fees payable to the brokerage firms of $40,307 and $112,588.  As of March 31, 2010, we owed the brokerage firms $11,800 which is included in accounts payable.

The 2009 Offering was closed on April 1, 2010.  As of the closing date, we had raised gross proceeds of $1,349,564 and issued 1,499,502 shares of common stock pursuant to the terms of the 2009 Offering.

Related Party Transactions

Non-employee Directors

Non-employee directors receive $1,000 per month for their services as directors.

During the three months ended March 31, 2010 and 2009, we incurred $12,000 and $9,000 in board fees for our non-employee directors.

During the nine months ended March 31, 2010 and 2009, we incurred $31,500 and $22,000 in board fees for our non-employee directors.  In addition, for the nine months ended March 31, 2010 and 2009, we recorded $196,100 and $152,850 as stock compensation expense related to the stock options granted to directors.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Other Contractual Obligations

Our other contractual obligations consist of commitments under operating leases and repayment of a loan payable to a stockholder.

As of March 31, 2010, we have an outstanding loan payable to a stockholder with a principal amount of $7,500.  The terms of the stockholder note are described under “Note 7.  Note Payable to Stockholder.”

As of March 31, 2010, we have future minimum lease payments of approximately $16,500 under our operating leases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

Refer to “Note 4. Summary of Significant Accounting Policies” to the Financial Statements in this Form 10-Q for information regarding accounting pronouncements.

Item 4T.    Controls and Procedures.

 (a) Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.       Legal Proceedings

None.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

Common Stock

On April 2, 2009, we entered into a private placement offering (the “2009 Offering”) of 1,500,000 shares of common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000.

During the three months ended March 31, 2010, we raised gross proceeds of $448,074 under the terms of the 2009 Offering.  Accordingly, we issued 497,851 shares of common stock pursuant to the terms of the 2009 Offering.

During the three months ended March 31, 2010, we issued 432 shares of common stock to an unrelated third party as partial settlement for consulting services rendered.

 Warrant Exercises

During the three months ended March 31, 2010, we issued 230,000 shares of common stock pursuant to the exercise of warrants.

The issuance of the common stock pursuant to the above transactions is exempt from registration pursuant to Section 4(2) of the Securities Act, and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

Item 3.       Defaults Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

Item 6.       Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on October 28, 2002).

3.3	Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Preliminary Proxy Statement filed with the Commission on September 13, 2006).

3.4	Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Preliminary Proxy Statement filed with the Commission on September 18, 2008).

3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

3.6	2008 Stock Ownership Incentive Plan (incorporated by reference to Exhibit B to the Company’s Preliminary Proxy Statement filed with the Commission on September 18, 2008).

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
  ____________________

  *Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned  thereunto duly  authorized.

Profile Technologies, Inc.
(Registrant)

May 13, 2010	By: /s/ Henry E. Gemino
Henry E. Gemino
Chief Executive Officer and Chief Financial Officer