Form 10-K
period 2010-06-30
PROFILE TECHNOLOGIES INC
filed 2010-09-23
CIK 1014653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.).  Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on December 31, 2009 as reported on the OTC Bulletin Board was $19,735,830.

As of September 20, 2010, there were 18,418,331 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information contained in Items 10, 11, 12, 13, and 14 of Part III of this Form 10-K have been incorporated by reference to the issuer’s Definitive Proxy Statement on Form 14A for its 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended June 30, 2010.

TABLE OF CONTENTS

PROFILE TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2010

PART I		PAGE

Item 1.	Business	4

Item 2.	Properties	9

Item 3.	Legal Proceedings	9

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder
	Matters and Issuer Purchases of Equity Securities	10

Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 8.	Financial Statements	20

Item 9.	Changes in and Disagreements With Accountants on Accounting and
	Financial Disclosure	39

Item 9A.	Controls and Procedures	39

Item 9B.	Other Information	39

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	40

Item 11.	Executive Compensation	40

Item 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	41

Item 13.	Certain Relationships and Related Transactions, and Director Independence	41

Item 14.	Principal Accounting Fees and Services	41

PART IV

Item 15.	Exhibits, Financial Statement Schedules	42

SIGNATURES
		43
EXHIBIT INDEX
		44
CERTIFICATIONS

PART I

Forward-Looking Statements

Except for the historical information presented in this document, the matters discussed in this Form 10-K for the fiscal year ended June 30, 2010 contain forward-looking statements which involve assumptions and our future plans, strategies, and expectations. These statements are generally identified by the use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows (b) our growth strategies (c) expectations from our ongoing research and development activities (d) anticipated trends in the technology industry (e) our future financing plans and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-K generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect our actual results may vary materially from those expected or projected.

ITEM 1.  BUSINESS

Description of Business

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

Industry Overview and Compliance with Environmental Laws

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

As regulations change and the nation’s pipeline infrastructure ages, pipeline companies are constantly searching for new and efficient inspection technologies to assist them in fulfilling their regulatory obligations. With no exception to the inspection requirements, the geometry and design of cased and thermally insulated pipelines limit the available inspection options. We feel our electromagnetic wave (“EMW”) inspection process for cased and thermally insulated pipelines, marketed as the EMW-C™, provides certain advantages over competing technologies, including greater inspection range, the ability to detect anomalous conditions and features undetectable by other methods, and lower cost long-term monitoring capabilities. Accordingly, we are, for the near future, concentrating our marketing efforts on cased and thermally insulated pipelines.

EMW-C™ External Inspection Process

Our core business is based on the technologies that we have developed and patented for defect inspection of pipelines using electromagnetic waves.  Born from these technologies, we have researched and developed inspection methods that have become commercial or near commercial products and services.

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

We also believe that our technology has at least four significant competitive advantages. Among these are the following:

•
The EMW-C™ is a long-range indirect inspection method which allows for inspection at long distances from a single location.  This provides the ability to inspect pipeline segments that are otherwise inaccessible to short range or direct inspection methods.

•
The data obtained through the use of the EMW-C™ inspection method provides clients with unique information about the condition of the pipe and its environment, offering clients a preventative advantage to proactively prevent corrosion from occurring by locating and eliminating external conditions that cause corrosion.

•
Through the use of proprietary uniquely designed connectors and probes the EMW-C™ can inspect cased and insulated pipelines with minimal disturbance to the pipe’s protective coating or jacketing.  Unlike other similar inspection methods, inspection of insulated pipelines does not require the cumbersome and costly removal of insulation.  Furthermore, connectors can be manufactured and sold at a fraction of the cost of those of similar inspection methods. Accordingly our technology will typically have a lower cost of site preparation that results in a significant cost advantage.

•
The EMW-C™ inspection equipment is portable and can be operated by two trained field technicians.  It has the ability to immediately collect, store, and analyze data as well as to transmit data wirelessly in real time should long distance monitoring be necessary.

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

Capital will be expended to support operations until we can generate sufficient cash flows from operations. In order to do so, we must obtain additional revenue generating contracts for the use of our commercially available EMW-C™ service. We have identified a significant need for cased and insulated pipeline inspection services throughout North America and abroad and more recently with internal inspection of pipelines, boiler, and heat exchanger tubes.  We believe that our EMW-C™ technologies possess unique capabilities, are flexible in their applications and provide a cost efficient solution to obtaining valuable information about the condition of the pipeline that is otherwise difficult to obtain.  We are working to position ourselves as the preferred inspection method by working with pipeline operators, associations, and regulatory agencies to provide them with an understanding of our EMW technologies and their advantages.  We have, and will continue to provide demonstrations, visit with pipeline operators, and provide presentations at industry conferences.  Since the availability of the EMW-C™ in November of 2007, this effort has already resulted in several field demonstrations and revenue generating contracts and has likewise raised interest for additional field inspections.  This interest has continued through fiscal years 2009 and 2010 with the addition of new customers and contracts for the EMW-C™ service as well as the new permanent connector and wax-fill monitoring options.

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

At times when resources and funds are available, we will continue to further develop our secondary technologies with the intent to offer them commercially.  The internal pipeline inspection method is best suited as the next potential product as patents have already been filed and the development closely aligns with that of the existing cased and insulated pipeline inspection method.  We have already fielded inquiries about this new method from potential customers and expect the development time to be less than twelve months, building upon the previous research already conducted.  However, we do not expect to proceed to full time development of this method until greater revenues are achieved from the EMW-C™ or alternate funding and resources are made available.

During the years ended June 30, 2010 and 2009, we incurred research and development expense of $563,058 and $573,950 related to the development of our EMW-C™ technology, EMW-C™ permanent connectors, and wax-fill and internal pipeline inspection technologies.

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

The American Petroleum Institute testing standard adopted in 1993, in essence, mandates either the stripping of larger amounts of coating or using an alternate system that will identify corrosion under the insulation without stripping the coating on suspected and unsuspected pipe. Because of the enormous cost involved in using the stripping and visual testing process, we believe that the industry will be receptive to an alternate testing system that is reliable and less costly. We believe that our EMW-C™ inspection process provides an alternate testing system that could be widely accepted by the industry. However, while we have obtained some commercial contracts and prospects for expanded commercial contracts in the future appear strong, there can be no assurance that such acceptance will continue to grow or that competitors will not develop newer and better technologies.

On December 15, 2003, the U.S Department of Transportation (“DOT”) issued regulations under the Pipeline Safety Improvement Act of 2002 requiring regulated companies to gather baseline integrity data on pipelines in so-called “high consequence areas” (“HCAs”) (e.g., populated areas) initially over a ten-year period and then every seven years thereafter. Based on consultations with industry representatives, we believe that our new buried pipe inspection hardware will provide such regulated companies with a superior tool for gathering the baseline integrity data required under the DOT regulations.

Revenues and Customers

We released the latest generation of our cased insulated pipe inspection service, the EMW-C™ in November of 2007.  We are currently marketing the EMW-C™ to pipeline operators while continuing ongoing efforts to develop other similar technologies. Customers may include owners and operators of pipelines including but not limited to refineries, chemical plants, utilities, and the oil and natural gas industries.

Through fiscal year 2009, we had derived revenue solely from the sale of the EMW-C™ inspection technology service.  However, subsequent to June 30, 2009 we began selling permanent connectors as an additional option beyond inspection alone.  The permanent connectors allow for easy re-inspection and help customers to save cost in excavation and preparation for repeat inspections.  We expect the use of permanent connectors to lead to recurring inspection revenue for these locations.  Since we began offering permanent EMW-C™ connectors, we have already received contracts to install connectors and monitor wax filled casings and are in negotiations for a potential partnership to sell and install the permanent connectors to natural gas pipeline customers.

Revenue for the years ended June 30, 2010 and 2009 was $163,406 and $46,507.

Sales and Marketing

Our sales and marketing strategy has been to position our EMW-C™ inspection process as the method of choice to detect pipeline corrosion and anomalous conditions where the pipelines are either inaccessible to other inspection tools, or much more costly to inspect with tools other than our EMW-C™ technology. Pipelines are commonly found in refinery and chemical plants (such as insulated, overhead pipes), natural gas distribution systems (such as pipes buried in city streets), and natural gas and oil transmission systems (such as road, bridge and stream crossings and concrete-encased pipes).

As described above, we have fabricated new pipe inspection hardware for the inspection of cased and insulated pipelines and are actively seeking industry acceptance and other financing sources in order to rigorously promote the inspection process. In order to obtain additional revenue generating contracts, we intend to emphasize the unique capabilities of our cased and insulated pipeline testing method, the flexibility of the method’s application, and its cost effectiveness as compared to other methods. In fiscal year 2011, we intend to continue our marketing efforts in the pipeline inspection markets in North America, particularly in “high consequence areas” as defined in the federal Department of Transportation’s regulations. However, there can be no assurance that we will be successful in concentrating our marketing efforts for the EMW-C™ technology on natural gas utility and pipeline markets.

Patents, Intellectual Property and Licensing

We pursue a policy of generally obtaining patent protection both in the United States and abroad for patentable subject matter in its proprietary technology. As of June 30, 2010, the Company had 13 issued and pending U.S. patents and 9 issued and pending foreign patents.

Our success depends in large part upon our ability to protect our process and technology under United States and international patent laws and other intellectual property laws. U.S. patents filed prior to June 8, 1995, have a term of either seventeen years from the issue date of the patent or twenty years from the earliest effective filing date of the U.S. application.  U.S. patents filed on or after June 8, 1995, have a term of twenty years from the U.S. application filing date, or if reference to an earlier filed application is made, the term of the patent is twenty years from the date on which the earliest application was filed.  Patents in most foreign countries have a term of 20 years from the effective priority filing date of the patent application.

We believe that we own and have the right to use or license all proprietary technology necessary to license and market our EMW process under development. We are not aware of the issuance of any patents or the filing of any patent applications which relate to processes or products which utilize our proprietary technology in a manner which could be similar to or competitive with our products or processes. We have no knowledge that we are infringing on any existing patent such that it would be prevented from marketing or licensing products or services currently being developed by us.

We may decide for business reasons to retain a patentable invention as a trade secret. In such event or if patent protection is not available, we must rely upon trade secrets, internal knowledge and continuing technological innovation to develop and maintain its competitive position. Our employees and consultants have access to our proprietary information and have signed confidentiality agreements. However, even inadvertent disclosure of such a trade secret without a promise of confidentiality could destroy trade secret protection. There can be no assurance that inadvertent disclosures might not occur. If our proprietary information is disclosed to competitors, it may have a material adverse effect on our business.

Competition

Although a number of inspection technologies have been developed to aid in ascertaining the condition of piping throughout the pipeline corrosion control industry, information needed to determine the integrity of these critical systems is often difficult and costly to acquire. We have numerous indirect competitors, but we believe that our inspection services have significant competitive advantages over other services provided by competitors. Refer to “EMW-C™ External Inspection Process” above.

Our EMW-C™ inspection service is designed to help pipeline operators quickly and less expensively screen cased, insulated, or hard to-access piping for external corrosion. Although our technology does not provide pipeline and plant operators with all the data they will require to manage and remediate corrosion, when used as a “front-end” screening tool in combination with one or more spot inspection tools, it can dramatically lower the cost of acquiring all of the data necessary to manage corrosion risks to their piping systems. There can be no assurances, however, that our competitors will not develop newer, more efficient and less costly technologies.

Employees

As of June 30, 2010, we had six full-time employees.

ITEM 2.  PROPERTIES

Our corporate office is located at 2 Park Avenue, Suite 201, Manhasset, NY 11030.  On March 1, 2007, we entered into a one year operating lease agreement with a non-affiliate for this office space.  On February 11, 2010, we entered into an amendment to our corporate operating lease, extending the expiration date to February 28, 2011.  The annual rent is $12,342.  We also paid a refundable security deposit of $2,057.

On May 14, 2008, we entered into a one year operating lease agreement with a non-affiliate to lease 918 square feet of office space, 2,576 square feet of warehouse space and 7,500 square feet of yard space in Albuquerque, New Mexico.  On May 12, 2010, we entered into a second amendment to this operating lease, extending the expiration date to May 31, 2011.  This facility is used as an office and base of operations for inspection services as well as for product advancement and research and development of the Company’s EMW-C™ and other inspection technologies.  We paid a refundable security deposit of $2,000 and last month rent deposit of $2,500.  Monthly rent is $2,575 plus monthly triple net costs of $350.

We believe that our business offices and research and development facility are sufficient and adequate for our purposes given our present staff and research objectives.

ITEM 3.  LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incur in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our financial position, results of operations or cash flow at this time. Furthermore, we do not believe that there are any proceedings to which any of our directors, officers, or affiliates, any owner of record of the beneficially or more than five percent of our common stock, or any associate of any such director, officer, affiliate, or security holder is a party adverse or has a material interest adverse to us.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was traded on the NASDAQ Small Cap market from the date it began to be publicly traded in February 1997 until August 10, 2001 under the symbol “PRTK”.  On August 13, 2001, our common stock was delisted from the NASDAQ Small Cap market and began trading on the Over the Counter Bulletin Board (the “OTCBB”) under the same symbol.  Our common stock continues to be traded on the OTCBB.

The following table sets forth the high and low bid quotations for our common stock for each quarter during the past two fiscal years as reported by the OTCBB.  The below quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

	High	Low

Fiscal Year Ended June 30, 2010
First Quarter 2010 (July 1 - September 30, 2009)	$1.75	$1.11
Second Quarter 2010 (October 1 - December 31, 2009)	$1.73	$1.05
Third Quarter 2010 (January 1, - March 31, 2010)	$1.75	$1.30
Fourth Quarter 2010 (April 1 - June 30, 2010)	$1.66	$1.06

Fiscal Year Ended June 30, 2009
First Quarter 2009 (July 1 - September 30, 2008)	$3.00	$1.25
Second Quarter 2009 (October 1 - December 31, 2008)	$1.75	$1.00
Third Quarter 2009 (January 1 - March 31, 2009)	$1.55	$0.93
Fourth Quarter 2009 (April 1 - June 30, 2009)	$1.50	$0.92

As of June 30, 2010, there were approximately 1,300 stockholders of record of our common stock.

Dividend Policy

The payment of dividends by us is within the discretion of our Board of Directors and depends in part upon our earnings, capital requirements, debt covenants and financial condition.  Since our inception, we have not paid any dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.  We intend to retain earnings, if any, to finance our operations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information regarding the common stock that may be issued upon the exercise of options, warrants and other rights that have been or may be granted to employees, directors or consultants under all of our existing equity compensation plans, as of June 30, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	2,590,000	$1.30	2,150,000
Equity compensation plans not approved by security holders (2)	3,074,600 (3)	$1.03	N/A
Total	5,664,600	$1.15	2,150,000

(1)	Consists of grants under our 1999 Stock Option Plan and 2008 Stock Ownership Incentive Plan.

(2)
Consists of grants under individual compensation arrangements approved separately by the Board of Directors and are not part of any written or formal plan under which we are obligated to issue equity compensation in the future.

(3)	Includes non-qualified stock options granted to officers, directors, and consultants to purchase 2,135,000 shares of common stock and warrants to purchase 939,600 shares of common stock.

The stock options granted to officers, directors, and consultants were granted with an exercise price at or greater than the fair value of our common stock on the date of grant as reported by the OTCBB.  Compensatory stock options granted outside of the 1999 Stock Option Plan and 2008 Stock Ownership Incentive Plan consists of the following: (a) 1,600,000 options at an exercise price of $1.155, expiring on February 15, 2015, (b) 200,000 options at an exercise price of $1.12 per share, expiring on December 11, 2015, (c) 150,000 options at an exercise price of $1.21 per share, expiring on December 11, 2015, (d) 85,000 options at an exercise price of $1.12, expiring on December 11, 2010, and (e) 100,000 options at $1.05, expiring on July 12, 2011.

Compensatory warrants consists of the following:  (a) 439,600 warrants at an exercise price of $0.60 per share, expiring on August 14, 2011, (b) 450,000 warrants at an exercise price of $0.86 per share, expiring on November 12, 2016, and (c) 50,000 warrants at an exercise price of $1.00 per share, expiring on April 10, 2012.

Recent Sales of Unregistered Securities

The following sales of unregistered securities were not previously included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K during the year ended June 30, 2010.

Common Stock

On June 30, 2010, we issued 679 shares of common stock to Mr. Daniel E. McConnell, an unrelated third party, as partial settlement for consulting services rendered.

Warrant Exercises

On June 19, 2003, our Board of Directors approved the offering (the “2003 Offering”) of $1,000,000 in convertible debentures (the “Debentures”).  The Debentures were convertible into that number of shares of our common stock equal to the amount of the converted indebtedness divided by $0.50 per share.  The Debentures bore interest at a rate of 5% per annum, payable quarterly.

Upon the purchase of, and for each $0.50 of the Debenture’s principal amount, we issued to each investor a warrant (the “Warrant”) to purchase one (1) share of our common stock at an exercise price of $0.75 per share.  The Warrants are exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture (as further described in “Note 7. Convertible Debt” in the notes to the financial statements included in this Form 10-K).

On April 29, 2010, May 14, 2010, May 18, 2010, and June 25, 2010, we issued 20,000, 125,000, 50,000, and 20,000 shares of our common stock, respectively, to various participants in the 2003 Offering upon the exercise of warrants granted pursuant to the 2003 Offering.

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the consolidated results of operations and financial condition of Profile Technologies, Inc. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Background

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

EMW-C™ External Inspection Process

Our core business is based on the technologies that we have developed and patented for defect inspection of pipelines using electromagnetic waves.  Born from these technologies, we have researched and developed inspection methods that have become commercial or near commercial products and services.

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

Revenue also includes the sale of permanent connectors to the customer for recurring inspections.

Revenue for the years ended June 30, 2010 and 2009 was $163,406 and $46,507, respectively.  The increase in revenue from the prior year period is due to a greater number of revenue generating contracts that were secured during the year ended June 30, 2010, including a $50,000 contract completed in October 2009 and four contracts totaling $48,567 during the fourth quarter of our fiscal year 2010.  Obtaining additional pipeline inspection contracts (and performing and completing the pipeline inspections) is the result of field demonstrations that were provided to prospective customers during both the years ended June 30, 2010 and 2009 (see “selling expense” discussion below).

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

Cost of revenue for the years ended June 30, 2010 and 2009 was $140,491 and $37,263, resulting in gross margins of 14.0% and 19.9%, respectively.  Fluctuations in gross margin are caused by the unique requirements of each inspection, including location of each pipeline inspection site and time and resources required to prepare the field crews for the inspection, in addition to the cost of mobilizing and demobilizing field crews and equipment to the inspection site.

Operating Expenses

A summary of our operating expenses for the years ended June 30, 2010 and 2009 is as follows:

	Year Ended June 30,		Increase/	Percentage
	2010	2009	(Decrease)	Change
Operating Expenses
Research and development	$563,058	$573,950	$(10,892)	(1.9)%
Selling	259,817	173,241	86,576	50.0
General and administrative	1,328,026	1,271,779	56,247	4.4
Total operating expenses	$2,150,901	$2,018,970	$131,931	6.5%

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

The decrease in research and development expense of $10,892 for the year ended June 30, 2010 compared to the year ended June 30, 2009 is partially attributable to a decrease of $10,000 in the fair value of the stock options granted the consulting scientists in fiscal year 2010 compared to 2009, a decrease of $58,800 in the fair value of stock options granted two employees in fiscal year 2010 compared to 2009, and a decrease in the amount of employee salary and benefits allocated to research and development of approximately $3,300.

On November 19, 2009, we granted stock options to our consulting scientists and two employees to purchase a total of 180,000 shares of common stock at an exercise price of $1.34 per share.  The fair value at the date of grant was $173,200, which is included in research and development expense for the year ended June 30, 2010.  Also included in research and development expense for the year ended June 30, 2010 is stock compensation of $22,251 related to the amortization of stock options previously granted to an employee.

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

The decrease in research and development expense of $72,100 discussed above is offset by an increase in fees incurred for work performed by the consulting scientists of approximately $40,200, an increase in equipment rental of approximately $6,600, and an increase of approximately $7,100 for the purchase of additional EMW-C™ parts. The increase in fees incurred for work performed by the consulting scientists during the year ended June 30, 2010 was a result of increased consulting hours for field and office analysis support of EMW-C™ projects in Alaska and California during the second quarter of fiscal 2010 and for additional work on software enhancements for real time analysis, probe modifications for permanent connectors in wax-filled casings, and further development of the internal inspection tool for pipelines and heat exchanger tube inspections.

Selling Expense

Selling expense is primarily comprised of salary and benefit expense for employees who spend time meeting with prospective customers, costs that we incur to provide field demonstrations to prospective customers, including costs incurred by our consulting scientists and other third party consultants, and costs incurred to attend conferences and trade shows.

Selling expense for the year ended June 30, 2010 was $259,817, an increase of $86,576, compared to $173,241 for the year ended June 30, 2009.  On June 23, 2009, we retained the services of an independent consultant (the “Consultant”) to assist us in seeking new customer opportunities, managing existing customer relationships, and publicizing our EMW inspection technologies.  During the year ended June 30, 2010, we incurred approximately $70,600 in fees for services rendered by the Consultant (compared to $4,200 in the prior year), stock compensation of $42,000 for the fair value of a stock option granted the Consultant on November 19, 2009 to purchase 50,000 shares of common stock at an exercise price of $1.34 per share, and stock compensation of $33,000 for the amortization of a stock option granted the Consultant on June 23, 2009, which vested over time and is fully vested as of June 30, 2010.  During the year ended June 30, 2009 we recorded stock compensation expense of $11,000 for the amortization of the stock option granted the Consultant on June 23, 2009.

Offsetting the increases in selling expense discussed above is a decrease in employee salary and benefit expense of approximately $3,100 and a decrease in time incurred by the consulting scientists of approximately $12,600. The decrease in total time incurred by our employees and consulting scientists was more than offset by the increase in time incurred by the Consultant as discussed above.  During fiscal year 2010, we enacted a new direct marketing approach, targeting specific new and existing customers in an effort to further develop sales leads toward securing several large contracts.  We utilized the aid of the Consultant who met directly with us and customers to further these relationships.  Several meetings were held at various customer offices and conferences across the country during fiscal year 2010.  In addition to meeting with potential customers, meetings and demonstrations were held with potential licensing partners to cultivate new contracts with them and their clients as well. As a result of these meetings, our travel related expenses increased approximately $17,000 during the year ended June 30, 2010 compared to the year ended June 30, 2009.

During the year ended June 30, 2009, we provided a field demonstration to one prospective customer, at a cost of approximately $52,000, for the purpose of obtaining a revenue generating contract and in anticipation of securing future inspection contracts.  We did not provide any field demonstrations during the year ended June 30, 2010.  The cost of the field demonstration performed in the prior year period offsets the increase in selling expense for the current year.  As a result of the field demonstration provided during the year ended June 30, 2009, we obtained a pipeline inspection contract generating revenue of approximately $50,000 in October 2009.

General and Administrative Expense

General and administrative expense consists of costs incurred for professional fees, wages and benefits for the executive team, travel and entertainment, patent filing and maintenance fees, shareholder relations, rent, and other administrative fees such as office supplies, postage and printing costs.

General and administrative expense for the year ended June 30, 2010 was $1,328,026, an increase of $56,247, compared to $1,271,779 for the year ended June 30, 2009. The increase is primarily due to increases in professional fees of approximately $76,600, patent filing and maintenance fees of approximately $19,000, website development fees of approximately $5,300, and shareholder relations expense of approximately $15,200. Offsetting these increases was a decrease of $63,450 in stock compensation for stock options granted to directors, officers and employees.  For the decrease in stock compensation please refer to “Note 4. Stock Based Compensation, Stock Options and Warrants” in the notes to the financial statements included in this Form 10-K.

The increase in professional fees is substantially due to increases in stock compensation of $43,850 related to the fair value of stock options granted to Board members and consultants and an increase of approximately $12,500 in Board fees and approximately $21,800 in legal fees. Board fees increased because we appointed two new Board members, one during the third quarter of the fiscal year ended June 30, 2009 and one during the third quarter of the fiscal year ended June 30, 2010.  Legal fees increased substantially as a result of costs incurred related to the exercise of warrants and the change in SEC legal counsel during the fourth quarter of fiscal year 2010. The change in SEC legal counsel was not the result of any disagreement between management and our former law firm, rather, the managing partner on our account transferred to another law firm and we determined that it was in our best interest to continue that relationship.

We incurred significantly more patent filing and maintenance fees during the current year compared to the prior year due to the filing of both domestic and international patent applications for the internal pipeline inspection method and payment of patent maintenance fees related to the existing cased and insulated pipeline inspection methods.

Shareholder relations expense increased by approximately $15,200 substantially as a result of fees incurred with regard to the exercise of certain warrants issued in connection with the 2003 Offering and a private placement offering we completed in 2005 (the “Warrants”).  In March 2010, we entered into an agreement with a brokerage firm, whereby the brokerage firm receives 5% of the total value of each investor’s conversion of Warrants exercised as a direct result of the brokerage firm’s contact with such investor.  During the year ended June 30, 2010, we received proceeds of $333,750 from the exercise of warrants, of which $243,750 was subject to the aforementioned agreement with the brokerage firm.

Other Income (Expense)

A summary of our other income (expense) for the years ended June 30, 2010 and 2009 is as follows:

	Years Ended June 30,		Increase/	Percentage
	2010	2009	(Decrease)	Change

Other income (expense)
Gain (loss) on sale (disposal) of equipment	$300	$(7,567)	$(7,867)	* %
Interest expense	(15,065)	(29,986)	(14,921)	(49.8)
Interest income	439	3,306	(2,867)	(86.7)
Total other income (expense)	$14,326)	$(34,247)

* Not meaningful

Gain (Loss) on Sale (Disposal) of Equipment

We recorded a gain on sale of equipment of $300 during the year ended June 30, 2010 as a result of proceeds received from the sale of a truck that was previously being utilized on the North Slope of Alaska.  The cost of the truck and the related accumulated depreciation had previously been removed from our financial statements as the truck was no longer in service.

We recorded a loss on disposal of equipment of $7,567 during the year ended June 30, 2009 as a result of the removal of the cost and accumulated depreciation from our financial statements for field equipment that was either no longer in service or deemed obsolete.

Interest Expense

Interest expense for the year ended June 30, 2010 was $15,065, a decrease of $14,921, compared to $29,986 for the year ended June 30, 2009.  The decrease is substantially the result of a decrease in the accretion of the discount on the convertible debentures that were issued by the Company in a private placement in 2003 (as further described in “Note 7. Convertible Debt” in the notes to the financial statements included in this Form 10-K) of $12,236 and a decrease in interest expense of $2,421 recorded on the debentures at the 5% annual interest rate as a result of the overall lower principal balance of the outstanding debentures due to conversions by the debenture holders of their convertible debt to equity.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $20,592,483 through June 30, 2010, do not have positive cash flows from operating activities, and had negative working capital of $902,263 as of June 30, 2010.  We face all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth.  Additionally, we have expended a significant amount of cash in developing our technology and patented processes.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital.  If we are unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At June 30, 2010, we had cash and cash equivalents of $377,127. We have financed our operations primarily from funds received pursuant to the 2007 Private Placement Equity Offering completed on August 15, 2008, raising net proceeds of $2,065,864, funds received pursuant to the 2009 Offering (as further described below) completed on April 1, 2010, raising net proceeds of $1,219,108, and proceeds received from the exercise of stock options and warrants.

Net cash used in operating activities was $1,272,180 for the year ended June 30, 2010, compared to net cash used in operating activities of $1,134,398 for the year ended June 30, 2009.  The increase of $137,782 in cash used in operating activities is mainly attributable to increases in fees paid to the consulting scientists of approximately $29,800, to the Consultant of approximately $62,300 (see “Selling Expense” above) and increases in amounts paid for general and administrative expenses (see “General and Administrative Expense” above).

Net cash used in investing activities was $13,645 for the year ended June 30, 2010, compared to net cash used in investing activities of $4,634 during the year ended June 30, 2009.  We recorded a gain on sale of equipment of $300 during the year ended June 30, 2010 as a result of proceeds received from the sale of a truck that was previously being utilized on the North Slope of Alaska.  Additionally, during the year ended June 30, 2010, we purchased contract related equipment of $13,945 for use in the testing of our EMW-C technology and for use in the field during pipeline inspections. During the year ended June 30, 2009, we purchased $4,634 of contract related equipment.

Net cash provided by financing activities was $1,392,046 for the year ended June 30, 2010 compared to net cash provided by financing activities of $1,115,825 for the year ended June 30, 2009.   During the year ended June 30, 2010, we raised net proceeds of $1,058,296 pursuant to the terms of the 2009 Offering and received proceeds of $333,750 from the exercise of warrants.  During the year ended June 30, 2009, we raised net proceeds of $899,013 pursuant to the terms of the 2007 Offering, $160,812 pursuant to the terms of the 2009 Offering, and received proceeds of $56,000 from the exercise of stock options and warrants.

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

During the years ended June 30, 2010 and 2009, we raised gross proceeds of $1,170,884 and $178,680, respectively, pursuant to the terms of the 2009 Offering.  Accordingly, we issued 1,300,969 and 198,533 shares during fiscal years 2010 and 2009, respectively, of common stock pursuant to the terms of the 2009 Offering.

We engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering.  Pursuant to the terms of the agreements with the brokerage firms, we owed the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise.  Accordingly, during the years ended June 30, 2010 and 2009, we incurred total fees payable to the brokerage firms of $112,588 and $17,868, respectively.  As of June 30, 2010, we had paid all commissions owed the brokerage firms.

The 2009 Offering was closed on April 1, 2010.  As of the closing date, we had raised gross proceeds of $1,349,564 and issued 1,499,502 shares of common stock pursuant to the terms of the 2009 Offering.

Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of our employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until we have sufficient resources to pay the amounts owed or to exchange such amounts into options as described below.  At June 30, 2010, we have accrued $1,146,761 related to the deferred payment of salaries and professional fees of which $840,111 is included in deferred wages and $306,650 in accrued professional fees.  At June 30, 2009, we had accrued $1,078,974 related to the deferred payment of salaries and professional fees of which $810,724 is included in deferred wages and $268,250 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”).  Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of our common stock, at an exercise price of $1.00 per share for a term of five years.   Of the total $1,146,761 and $1,078,974 deferred salaries and accrued professional fees at June 30, 2010 and 2009, respectively, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above.  No conversions have occurred to date.  At March 18, 2002, there was no intrinsic value associated with these Conversion Rights.  As such, no additional compensation cost was recorded.

Other Contractual Obligations

Our other contractual obligations consist of commitments under operating leases and repayment of a loan payable to a stockholder.

As of June 30, 2010, we have an outstanding loan payable to a stockholder with a principal amount of $7,500.  The terms of the stockholder note are described under “Note 6.  Note Payable to Stockholder” in the notes to the financial statements included in this Form 10-K.

As of June 30, 2010, we have future minimum lease payments of approximately $36,600 under our operating leases.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See “Note 3. Summary of Significant Accounting Policies” to the financial statements in this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Profile Technologies, Inc.

We have audited the accompanying balance sheets of Profile Technologies, Inc. ("the Company") as of June 30, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Profile Technologies, Inc. as of June 30, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has not yet generated positive cash flows, and has an accumulated deficit and negative working capital at June 30, 2010.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan regarding those matters is also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
September 23, 2010

PROFILE TECHNOLOGIES, INC.

BALANCE SHEETS
JUNE 30, 2010 AND 2009
	June 30,	June 30,
	2010	2009
ASSETS

Current assets
Cash and cash equivalents	$377,127	$270,906
Accounts receivable	48,567	19,226
Inventory	2,075	-
Prepaid expenses and other current assets	8,496	8,572
Total current assets	436,265	298,704

Equipment, net of accumulated depreciation of $7,347 and $1,931	11,232	2,703
Other assets	9,604	13,059

Total assets	$457,101	$314,466

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$184,267	$165,716
Note payable to stockholder	7,500	7,500
Current portion of convertible debt, net of unamortized discount of $0 and $13,641	-	21,359
Deferred wages	840,111	810,724
Accrued professional fees	306,650	268,250
Accrued interest	-	436
Total current liabilities	1,338,528	1,273,985

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value: 40,000,000 shares authorized,
17,826,222 and 15,961,012 shares issued and outstanding at June 30, 2010 and 2009	17,826	15,961
Common stock issuable; 20,679 and 68,618 shares	21	69
Additional paid-in capital	19,693,209	17,474,622
Accumulated deficit	(20,592,483)	(18,450,171)
Total stockholders' deficit	(881,427)	(959,519)

Total liabilities and stockholders' deficit	$457,101	$314,466

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Years Ended
	June 30,
	2010	2009

Revenue	$163,406	$46,507
Cost of revenue	(140,491)	(37,263)
Gross margin	22,915	9,244

Operating expenses
Research and development	563,058	573,950
Selling	259,817	173,241
General and administrative	1,328,026	1,271,779
Total operating expenses	2,150,901	2,018,970

Loss from operations	(2,127,986)	(2,009,726)

Other income (expense)
Gain (loss) on sale (disposal) of equipment	300	(7,567)
Interest expense	(15,065)	(29,986)
Interest income	439	3,306
Total other income (expense)	(14,326)	(34,247)

Net loss	$(2,142,312)	$(2,043,973)

Net loss per share - basic and diluted	$(0.13)	$(0.13)

Weighted average shares outstanding used to
calculate basic and diluted net loss per share	16,980,519	15,599,753

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2008	14,383,705	$14,384	5,555	$6	$15,466,797	$(16,406,198)	$(925,011)

Issuance of common stock previously reported as "issuable"	5,555	6	(5,555)	(6)	-	-	-
Issuance of common stock for services to consultants	100,000	100	1,952	2	2,587	-	2,689
Issuance of stock options for services to consultants	-	-	-	-	114,400	-	114,400
Issuance of stock options for services to employees and Board of Directors	-	-	-	-	668,300	-	668,300
Stock compensation amortization expense	-	-	-	-	33,251	-	33,251
Issuance of common stock related to the 2007 Offering	1,109,885	1,109	-	-	997,794	-	998,903
Common stock issuance costs related to the 2007 Offering	-	-	-	-	(99,890)	-	(99,890)
Issuance of common stock related to the 2009 Offering	141,867	142	56,666	57	178,481	-	178,680
Common stock issuance costs related to the 2009 Offering	-	-	-	-	(17,868)	-	(17,868)
Issuance of common stock upon conversion of convertible debt to equity	140,000	140	10,000	10	74,850	-	75,000
Exercise of stock options	40,000	40	-	-	27,960	-	28,000
Exercise of warrants	40,000	40	-	-	27,960	-	28,000
Net loss for the year ended June 30, 2009	-	-	-	-	-	(2,043,973)	(2,043,973)
Balance at June 30, 2009	15,961,012	15,961	68,618	69	17,474,622	(18,450,171)	(959,519)

Issuance of common stock previously reported as "issuable"	68,618	69	(68,618)	(69)	-	-	-
Issuance of common stock for services to consultants	623	-	679	1	1,806	-	1,807
Issuance of stock options for services to consultants	-	-	-	-	147,000	-	147,000
Issuance of stock options for services to employees and Board of Directors	-	-	-	-	589,300	-	589,300
Stock compensation amortization expense	-	-	-	-	55,251	-	55,251
Issuance of common stock related to the 2009 Offering	1,300,969	1,301	-	-	1,169,583	-	1,170,884
Common stock issuance costs related to the 2009 Offering	-	-	-	-	(112,588)	-	(112,588)
Issuance of common stock upon conversion of convertible debt to equity	70,000	70	-	-	34,930	-	35,000
Exercise of warrants	425,000	425	20,000	20	333,305	-	333,750
Net loss for the year ended June 30, 2010	-	-	-	-	-	(2,142,312)	(2,142,312)
Balance at June 30, 2010	17,826,222	$17,826	20,679	$21	$19,693,209	$(20,592,483)	$(881,427)

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2010 AND 2009

	Years Ended
	June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(2,142,312)	$(2,043,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,416	1,931
Loss (gain) on disposal (sale) of fixed assets	(300)	7,567
Accreted discount on convertible debt	9,951	22,187
Amortization of convertible debt discount included in interest expense	3,690	3,690
Amortization of debt issuance costs	-	80
Equity issued for services to consultants	148,807	117,089
Equity issued for services to employees and board of directors	589,300	668,300
Stock compensation amortization expense	55,251	33,251
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(29,341)	(2,354)
Increase in inventory	(2,075)	-
(Increase) decrease in prepaid expenses and other current assets	76	2,985
Decrease (increase) in other assets	3,455	(5,836)
Increase (decrease) in accounts payable	18,551	(2,768)
Increase in deferred wages	29,387	40,932
Increase in accrued professional fees	38,400	36,100
Decrease in accrued interest	(436)	(935)
Decrease in other accrued expenses	-	(12,644)
Net cash used in operating activities	(1,272,180)	(1,134,398)

Cash flows from investing activities
Purchase of equipment	(13,945)	(4,634)
Proceeds from sale of equipment	300	-
Net cash used in investing activities	(13,645)	(4,634)

Cash flows from financing activities
Proceeds from issuance of common stock	1,170,884	1,177,583
Common stock issuance costs	(112,588)	(117,758)
Proceeds from exercise of stock options and warrants	333,750	56,000
Net cash provided by financing activities	1,392,046	1,115,825

Increase in cash and cash equivalents	106,221	(23,207)

Cash and cash equivalents at beginning of period	270,906	294,113

Cash and cash equivalents at end of period	$377,127	$270,906

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,862	$4,885
Convertible debt converted into 70,000 and 150,000 shares
of common stock during the twelve months ended June 30, 2010 and 2009	$35,000	$75,000

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2010

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

Note 2.  Going Concern Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has not generated positive cash flows from operations and has an accumulated deficit of $20,592,483 and negative working capital of $902,263 as of June 30, 2010.  The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth.  Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary.  The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital.  If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 3.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

Accounting Estimates

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

Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition and credit history and economic conditions.  To date, the Company has not deemed it necessary to record an allowance for doubtful accounts. Three customers and one customer accounted for 100% of accounts receivable at June 30, 2010 and 2009, respectively.

Inventory

Inventory represents parts and components required to build the Company’s permanent connector kits, which are sold to customers for use in recurring inspections.  Inventory is stated at the lower of cost (first-in, first-out) or market.  The Company evaluates the inventory valued using a cost method at the end of each quarter to ensure that it is carried at the lower of cost or market. To date, the Company has not recorded any valuation allowance for inventory.

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

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.  The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.  The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Stock options valued with Level 3 inputs are described in “Note 4. Stock Based Compensation, Stock Options and Warrants.”

The carrying value of cash and cash equivalents, accounts receivable, inventory, accounts payable, and note payable to stockholder approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

Revenue from the sale of permanent connectors is recognized when the permanent connector is both delivered and installed on the pipeline. Cost of revenue related to permanent connectors represents the cost of the parts and components required to build the permanent connectors.

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

During the years ended June 30, 2010 and 2009, the Company incurred $563,058 and $573,950 on research and development activities.

Equipment

Equipment is stated at cost and is depreciated using the straight-line method over estimated useful lives of two to seven years. Contract related assets are used for inspecting pipelines for corrosion.  Contract related assets are depreciated based on the number of pipelines that the Company anticipates inspecting over the estimated useful life of the asset, not to exceed three years.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment loss is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value. If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value. Fair values are determined based on an discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Stock-Based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, and risk free interest rates. See “Note 4. Stock Based Compensation, Stock Options and Warrants” for additional information on the Company’s stock-based compensation plans.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions taken or expected to be taken in an income tax return.  Estimated interest and penalties, if any, are recorded as a component of interest expense or other expense, respectively.  No liability has been recorded for uncertain tax positions or related interest or penalties.  See “Note 12. Income Taxes” for further discussion.

Net Loss per Share

The computation of basic net loss per common share is based on the weighted average number of shares that were outstanding during the year. The computation of diluted net loss per common share is based on the weighted average number of shares used in the basic net loss per share calculation plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method for shares subject to stock options and warrants.  See “Note 5. Net Loss Per Share” for further discussion.

Segment Reporting

The Company’s business is considered as operating in one segment based upon the Company’s organizational structure, the way in which the operations are managed and evaluated, the availability of separate financial results and materiality considerations.

Vendor Concentration

Consultant Scientist Fees

The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company’s hardware and software.  These scientists are also instrumental in compiling and assisting in interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software.  During the years ended June 30, 2010 and 2009, the Company incurred fees for work performed by the scientists of $277,468 and $262,878.

On November 19, 2009, as partial compensation for services rendered, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.34 per share, expiring November 18, 2014.  The 50,000 stock options had a fair value at the date of grant of $42,000, which is included in research and development expense in the Company’s Statements of Operations for the year ended June 30, 2010.

On November 17, 2008, as partial compensation for services rendered, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.70 per share, expiring November 16, 2013.  The 50,000 stock options had a fair value at the date of grant of $52,000, which is included in research and development expense in the Company’s Statements of Operations for the year ended June 30, 2009.

Total cash and equity compensation expense incurred for settlement of services rendered by the scientists totaled $319,468 and $314,878 for the years ended June 30, 2010 and 2009.

As of June 30, 2010, the Company owed the consultant scientists a total of $81,417, which is included in accounts payable.

Related Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Recently Adopted Accounting Pronouncements

The Company reviews new accounting standards as issued.  Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable to the Company, it has not identified any standards that it believes merit further discussion.  The Company believes that none of the new standards will have a significant impact on its financial statements.

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

Stock Option Grants

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, that were recorded in the Company’s Statements of Operations for the years ended June 30, 2010 and 2009:

	Years Ended June 30,
	2010	2009

Research and development	$195,451	$264,251
Selling	75,000	11,000
General and administrative	521,100	540,700
Total	$791,551	$815,951

A summary of the Company’s stock option activity for the years ended June 30, 2010 and 2009 and related information follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of Stock	Exercise	Contractual	Intrinsic
	Options (1)	Price	Term	Value

Outstanding at June 30, 2008	3,755,000	$1.11
Grants	610,000	1.68
Exercises	(40,000)	0.70
Expirations	(90,000)	0.66
Outstanding at June 30, 2009	4,235,000	$1.20
Grants	740,000	1.37
Expirations	(250,000)	1.16
Outstanding at June 30, 2010	4,725,000	$1.23	5.8 years	$1,403,500

Exercisable at June 30, 2010	4,675,000	$1.23	5.8 years	$1,383,000

Available for grant at June 30, 2010 (2)	2,150,000

(1)     Consists of stock options outstanding under the 1999 Stock Plan, 2008 Stock Plan, and stock options outstanding    that were granted outside of the 1999 Stock Plan and the 2008 Stock Plan.

(2)     Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the 2008 Stock Plan.

The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its fourth quarter of  fiscal year 2010 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on June 30, 2010.  This amount changes based on the fair market value of the Company’s common stock.

As of June 30, 2010, the Company had $27,873 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.3 years.

Cash received from stock options exercised during year ended June 30, 2009 was $28,000.  There were no stock options exercised during the year ended June 30, 2010.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010:

	Stock Options Outstanding			Stock Options Exercised
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.86	435,000	6.4	$0.86	435,000	6.4	$0.86
0.95	140,000	6.4	0.95	140,000	6.4	0.95
1.05	150,000	1.4	1.05	125,000	1.4	1.05
1.12	285,000	4.0	1.12	285,000	4.0	1.12
1.13	50,000	2.7	1.13	25,000	2.7	1.13
1.16	1,600,000	4.6	1.16	1,600,000	4.6	1.16
1.20	350,000	5.8	1.20	350,000	5.8	1.20
1.21	150,000	5.5	1.21	150,000	5.5	1.21
1.26	35,000	8.4	1.26	35,000	8.4	1.26
1.30	50,000	4.0	1.30	50,000	4.0	1.30
1.32	200,000	7.4	1.32	200,000	7.4	1.32
1.34	590,000	7.7	1.34	590,000	7.7	1.34
1.47	150,000	9.4	1.47	150,000	9.4	1.47
1.50	15,000	7.2	1.50	15,000	7.2	1.50
1.70	390,000	7.0	1.70	390,000	7.0	1.70
1.87	135,000	8.4	1.87	135,000	8.4	1.87

$0.86 - $1.87	4,725,000	5.8	$1.23	4,675,000	5.8	$1.23

Warrants

The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

A summary of the Company’s warrant-related activity for the years ended June 30, 2010 and 2009 and related information follows:

		Weighted
	Number	Average
	Of Warrants	Exercise
	Outstanding	Price

Outstanding at June 30, 2008	8,151,028	$0.75
Exercises	(40,000)	0.70
Outstanding at June 30, 2009	8,111,028	$0.75
Exercises	(445,000)	0.75
Outstanding at June 30, 2010	7,666,028	$0.75

Exercisable at June 30, 2010	7,666,028	$0.75

The following table summarizes information about warrants outstanding, all of which are exercisable at June 30, 2010:

		Weighted
		Average
	Number of	Remaining	Weighted
Exercise	Warrants	Contractual Life	Average
Prices	Outstanding	(Years)	Exercise Price

$0.60	439,600	1.1	$0.60
0.75	6,655,000	0.9	0.75
0.86	450,000	6.4	0.86
1.00	50,000	1.8	1.00
1.05	71,428	1.9	1.05

$0.60-1.05	7,666,028	1.2	$0.75

Cash received from warrants exercised during the years ended June 30, 2010 and 2009 was $333,750 and $28,000.

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

Excluded from the computation of diluted net loss per share for the years ended June 30, 2010 and 2009, because their effect would be antidilutive, are stock options and warrants to acquire 12,391,028 and 12,346,028 shares of common stock with weighted-average exercise prices of $0.93 and $0.91 per share, respectively.  Also excluded from the computation of diluted net loss per share for the year ended June 30, 2009 are 70,000 shares of common stock that may be issued if investors exercise their conversion right under the Debentures related to the 2003 Offering as discussed in “Note 7. Convertible Debt” because their effect would be antidilutive.  There were no Debentures outstanding as of June 30, 2010.

For the years ended June 30, 2010 and 2009, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in “Note 8. Deferred Wages and Accrued Professional Fees” that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at June 30, 2010 and 2009.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the years ended June 30, 2010 and 2009:

	Years Ended June 30,
	2010	2009

Numerator - net loss	$(2,142,312)	$(2,043,973)

Denominator - weighted average number of common shares outstanding	16,980,519	15,599,753

Basic and diluted net loss per share	$(0.13)	$(0.13)

Note 6.   Note Payable to Stockholder

In April 2002, the Company issued a non-interest bearing bridge note payable to a former officer of the Company in the amount of $7,500.  The note is payable in full when the Company determines it has sufficient working capital to do so.

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

Warrants issued in connection with the 2003 Offering were recorded based on their relative fair value as compared to the fair value of the debt at issuance. The relative fair value of the warrants was recorded as paid-in capital.  The intrinsic value of the Debentures resulted in a beneficial conversion feature, recorded as a discount against the Debentures, which reduced the book value of the convertible debt to not less than zero.  The Company amortized the discount using the effective interest method over the five-year life of the Debentures.

During the quarter ended March 31, 2005, the Board of Directors terminated the 2003 Offering.  As of the closing date of the 2003 Offering, the Company had raised $503,000 from the 2003 Offering.

During the year ended June 30, 2010, two investors exercised their conversion right and converted their Debentures in the aggregate principal amount of $35,000, pursuant to the terms of the 2003 Offering.  Accordingly, the investors were issued an aggregate of 70,000 shares of common stock.  The carrying value of the convertible debt was reclassified as equity upon conversion.  Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 at the conversion date was recognized as interest expense during the year ended June 30, 2010.

During the year ended June 30, 2009, five investors exercised their conversion right and converted their Debentures in the aggregate principal amount of $75,000, pursuant to the terms of the 2003 Offering.  Accordingly, the investors were issued an aggregate of 150,000 shares of common stock.  The carrying value of the convertible debt was reclassified as equity upon conversion.  Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 at the conversion date was recognized as interest expense during the year ended June 30, 2009.

The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $13,641 and $25,877 for the years ended June 30, 2010 and 2009.  As of June 30, 2010, all Debentures had been converted to equity.

Note 8.    Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of the Company’s employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below.  At June 30, 2010, the Company has accrued $1,146,761 related to the deferred payment of salaries and professional fees of which $840,111 is included under deferred wages and $306,650 in accrued professional fees.  At June 30, 2009, the Company had accrued $1,078,974 related to the deferred payment of salaries and professional fees of which $810,724 is included in deferred wages and $268,250 in accrued professional fees. On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”). Pursuant to the Conversion Right, empoyees, officers, consultants, and directors may elect to coonvert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company's common stock, at an exercise price of $1.00 per share for a term of five years. Of the total $1,146,761 and $1,078,974 deferred salaries and accrued professional fees at June 30, 2010 and 2009, respectively, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above. No conversions have occurred to date. At March 18, 2002, there was no intrinsic value associated with these Conversion Rights. As such, no additional compensation cost was recorded.

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

During the year ended June 30, 2009, the Company raised gross proceeds of $998,903 and issued 1,109,885 shares of common stock pursuant to the terms of the 2007 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2007 Offering.  Pursuant to the terms of the agreement with the brokerage firms, the Company paid the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise.  Accordingly, during the year ended June 30, 2009, the Company incurred total fees payable to the brokerage firms of $99,890.

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

During the years ended June 30, 2010 and 2009, the Company raised gross proceeds of $1,170,884 and $178,680 under the terms of the 2009 Offering.  Accordingly, the Company issued 1,300,969 and 198,533 shares of common stock, respectively, pursuant to the terms of the 2009 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering.  Pursuant to the terms of the agreements with the brokerage firms, the Company owes the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise.  During the years ended June 30, 2010 and 2009, the Company incurred total fees payable to the brokerage firms of $112,588 and $17,868.

Note 11.    Related Parties

Non-employee Directors

Non-employee directors receive $1,000 per month for their services as directors.

During the years ended June 30, 2010 and 2009, the Company incurred $43,500 and $31,000 in board fees for the Company’s non-employee directors.  In addition, for the years ended June 30, 2010 and 2009, the Company recorded $196,100 and $152,850 as stock compensation expense related to stock options granted to non-employee directors. Please refer to “Note. 4 Stock Based Compensation, Stock Options and Warrants.”

Royalty Arrangement

In September, 1988, at the time Gale D. Burnett, a beneficial stockholder of more than 10% of the Company’s common stock, first transferred certain technology, know-how and patent rights to the Company, a royalty interest of 4% of all pre-tax profits derived from the technology and know-how transferred was granted to Northwood Enterprises, Inc., a family-owned company controlled by Mr. Burnett.  Northwoods Enterprises subsequently assigned such royalty interest back to Mr. Burnett.  On April 8, 1996, Mr. Burnett assigned 2% of this royalty interest to certain stockholders of the Company, 1 1/4% of which was assigned to Henry Gemino, currently the Chief Executive Officer and Chief Financial Officer, and a director of the Company. This royalty arrangement also applies to all future patent rights and technology developed by Mr. Burnett and assigned to the Company.  To date, no royalty payments have been made or earned under the above described arrangement.

All related party transactions are recorded at the exchange amount established and agreed to between related parties and are in the normal course of business.

Note 12.    Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets at June 30, 2010 and 2009 are as follows:

	Years Ended June 30,
	2010	2009

Deferred tax assets:
Net operating loss carryfowrards	$5,068,441	$4,637,941
Depreciation and amortization	1,314	420
Wages and professional fees	351,989	328,941
Stock compensation	1,306,357	1,124,981
Research and development credit carry forwards	63,287	71,043

Total deferred tax assets	6,791,388	6,163,326

Less: valuation allowance	(6,791,388)	(6,163,326)
Net deferred tax asset	$-	$-

The net increase in the valuation allowance for deferred tax assets was $628,062 and $642,006 for the years ended June 30, 2010 and 2009.  The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is reflected in current operations.

For federal income tax purposes, the Company has net operating loss carry forwards at June 30, 2010 available to offset future federal taxable income, if any, of $14,907,179 which will fully expire by the fiscal year ended June 30, 2030.  Accordingly, there is no current tax expense for the years ended June 30, 2010 and 2009.  In addition, the Company has research and development tax credit carry forwards of approximately $63,287 at June 30, 2010, which are available to offset federal income taxes and fully expires by June 30, 2019.
The utilization of the tax net operating loss carry forwards may be limited due to ownership changes that have occurred as a result of sales of common stock.

The effects of state income taxes were insignificant for the years ended June 30, 2010 and 2009.

The following is a reconciliation between expected income tax benefit and actual, using the applicable statutory income tax rate of 34% for the years ended June 30, 2010 and 2009:

	Years Ended June 30,
	2010	2009

Income tax benefit at statutory rate	$728,386	$694,951
Non-deductible meals, entertainment, life insurance and other	(2,215)	(3,730)
Change in deferred tax assets	(726,171)	(691,221)
	$-	$-

The fiscal years 2007 through 2010 remain open to examination by federal authorities and other jurisdictions of which the Company operates.

Note 13.    Subsequent Events

Subsequent to June 30, 2010, the Company issued 571,430 shares of its common stock to various participants in the 2003 Offering upon the exercise of warrants granted pursuant to the 2003 Offering.  As a result of these exercises, the Company received aggregate proceeds of $428,573.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b)   Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, which permanently exempts non-accelerated filers (generally issuers with a public float under $75 million) from complying with Section 404(b) of the Sarbanes-Oxley Act of 2002.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The information required by Item 401 of Regulation S-K with respect to directors is contained under the caption “Proposal One:  Election of Directors” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, and is incorporated herein by reference.

Executive Officers

In addition to Murphy Evans and Henry E. Gemino, who also serve as directors, the following individuals serve as our executive officers:

Name	Age	Positions Held and Principal Occupations During the Past 5 Years

Philip L. Jones	68
Mr. Jones has served as an Executive Vice President for the Company since October 9, 2000.  Mr. Jones previously served as the Company’s Chief Operating Officer from October 9, 2000 until September 4, 2007, when the Board elected Robert C. Geib to serve as the Company’s Chief Operating Officer.

Robert C. Geib	39
Mr. Geib was elected by the Board to serve as the Company’s Chief Operating Officer, effective September 4, 2007.  Prior to joining the Company, Mr. Geib was the Director of Operations Services for the Northeast Gas Association, a regional trade association that focuses on education and training, technology research and development, operations, planning, and increasing public awareness of natural gas in the Northeast U.S., from March 2005 to September 2007. From May 1999 to March 2005, Mr. Geib worked at Southwest Gas Corporation, a natural gas provider, in Las Vegas, NV as a supervisor and a distribution engineer.

The information required by Item 405 of Regulation S-K is included in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

The information required by Item 406 of Regulation S-K is included in the Proxy Statement under the caption “Code of Ethics” and is incorporated herein by reference.

The information required by Item 407(d)(4) and Item 407(d)(5) of Regulation S-K is included in the Proxy Statement under the caption “Audit Committee” and is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

The information required by Item 11 is contained in the Proxy Statement under the caption “Executive Compensation” and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 403 of Regulation S-K is included in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and is incorporated herein by reference.

The information required byb Item 201(d) of Regulation S-K is included under Item 5 of Part II of this Annual Report on Form 10-K, under the heading “Securities Authorized for Issuance Under Equity Compensation Plans”, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is contained in the Proxy Statement under the captions “Transactions with Related Persons, Promoters and Certain Control Persons” and “Corporate Governance - Director Independence”, and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is contained in the Proxy Statement under the caption “Independent Public Accountants”, and is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1.  Financial Statements.

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of June 30, 2010 and 2009
•	Statements of Operations for the Years Ended June 30, 2010 and 2009
•	Statements of Stockholders’ Deficit for the Years Ended June 30, 2010 and 2009
•	Statements of Cash Flows for the Years Ended June 30, 2010 and 2009
•	Notes to Financial Statements

2.  Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3.  Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Profile Technologies, Inc.
(Registrant)

September 23, 2010	By /s/ Henry E. Gemino
Henry E. Gemino
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer, and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on  behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Henry E. Gemino	Chief Executive Officer, Chief	September 23, 2010
Henry E. Gemino	Financial Officer, Director
(Principal Executive Officer,
Principal Financial Officer, and
Principal Accounting Officer)

/s/Murphy Evans	President, Director	September 23, 2010
Murphy Evans

/s/Charles Christenson	Director	September 23, 2010
Charles Christenson

/s/Richard L. Palmer	Director	September 23, 2010
Richard L. Palmer

/s/John Agunzo	Director	September 23, 2010
John Agunzo

/s/Thomas Evans	Director	September 23, 2010
Thomas Evans

Exhibit Index

Exhibit No.	Description of Exhibit

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on October 28, 2002).

Exhibit 3.3	Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on October 6, 2006).

Exhibit 3.4	Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on October 20, 2008).

Exhibit 3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 10.1	Royalty Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 10.2	Assignment of Patent Rights (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 10.3	1999 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).
.
Exhibit 10.4	First Amendment to the 1999 Stock Option Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Commission on October 6, 2006).

Exhibit 10.5	2008 Stock Ownership Incentive Plan. (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Commission on October 20, 2008).

Exhibit 10.6
Amendment No. 1 to the Consulting Agreement dated April 1, 2009, by and between Profile Technologies, Inc. and R.F. Lafferty & Co., Inc. (incorporated by reference to Exhibit 3.7 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2009).

Exhibit 10.7
Form of Subscription Agreement by and between Profile Technologies, Inc. and investors in the 2009 Offering (incorporated by reference to Exhibit 3.8 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on May 14, 2009).

Exhibit 10.8	Financial Code of Ethical Conduct. *

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

____________ *Filed herewith.