Form 10-Q
period 2010-09-30
PROFILE TECHNOLOGIES INC
filed 2010-11-09
CIK 1014653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐ 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,418,331 shares of common stock, par value $0.001, were outstanding as of November 2, 2010.

PROFILE TECHNOLOGIES, INC.
FORM 10-Q

For the Quarterly Period Ended September 30, 2010

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

PROFILE TECHNOLOGIES, INC.

BALANCE SHEETS
SEPTEMBER 30, 2010 AND JUNE 30, 2010
(Unaudited)

	September 30,	June 30,
	2010	2010
ASSETS

Current assets
Cash and cash equivalents	$404,120	$377,127
Accounts receivable	62,232	48,567
Inventory	5,626	2,075
Prepaid expenses and other current assets	12,000	8,496
Total current assets	483,978	436,265

Equipment, net of accumulated depreciation of $8,895 and $7,347	9,684	11,232
Other assets	9,604	9,604

Total assets	$503,266	$457,101

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$180,647	$184,267
Note payable to stockholder	7,500	7,500
Deferred wages	846,570	840,111
Accrued professional fees	324,450	306,650
Total current liabilities	1,359,167	1,338,528

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value: 40,000,000 shares authorized,
18,398,331 and 17,826,222 shares issued and outstanding at September 30, 2010 and June 30, 2010	18,398	17,826
Common stock issuable; 20,000 and 20,679 shares at September 30, 2010 and June 30, 2010	20	21
Additional paid-in capital	20,126,773	19,693,209
Accumulated deficit	(21,001,092)	(20,592,483)
Total stockholders' deficit	(855,901)	(881,427)

Total liabilities and stockholders' deficit	$503,266	$457,101

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Revenue	$19,757	$42,417
Cost of revenue	(29,626)	(53,168)
Gross margin	(9,869)	(10,751)

Operating expenses
Research and development	103,990	115,291
Selling	61,799	51,419
General and administrative	232,969	192,721
Total operating expenses	398,758	359,431

Loss from operations	(408,627)	(370,182)

Other income (expense)
Gain on sale of equipment	-	300
Interest expense	(175)	(14,252)
Interest income	193	19
Total other income (expense)	18	(13,933)

Net loss	$(408,609)	$(384,115)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding used to
	18,164,768	16,249,550

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND THE YEAR ENDED JUNE 30, 2010
(Unaudited)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2009	15,961,012	$15,961	68,618	$69	$17,474,622	$(18,450,171)	$(959,519)

Issuance of common stock previously reported as "issuable"	68,618	69	(68,618)	(69)	-	-	-
Issuance of common stock for services to consultants	623	-	679	1	1,806	-	1,807
Issuance of stock options for services to consultants	-	-	-	-	147,000	-	147,000
Issuance of stock options for services to employees and Board of Directors	-	-	-	-	589,300	-	589,300
Stock compensation amortization expense	-	-	-	-	55,251	-	55,251
Issuance of common stock related to the 2009 Offering	1,300,969	1,301	-	-	1,169,583	-	1,170,884
Common stock issuance costs related to the 2009 Offering	-	-	-	-	(112,588)	-	(112,588)
Issuance of common stock upon conversion of convertible debt to equity	70,000	70	-	-	34,930	-	35,000
Exercise of warrants	425,000	425	20,000	20	333,305	-	333,750
Net loss for the year ended June 30, 2010	-	-	-	-	-	(2,142,312)	(2,142,312)

Balance at June 30, 2010	17,826,222	$17,826	20,679	$21	$19,693,209	$(20,592,483)	$(881,427)

Issuance of common stock previously reported as "issuable"	20,679	21	(20,679)	(21)	-	-	-
Stock compensation amortization expense	-	-	-	-	5,563	-	5,563
Exercise of warrants	551,430	551	20,000	20	428,001	-	428,572
Net loss for the three months ended September 30, 2010	-	-	-	-	-	(408,609)	(408,609)

Balance at September 30, 2010	18,398,331	$18,398	20,000	$20	$20,126,773	$(21,001,092)	$(855,901)

(The accompanying ntoes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(408,609)	$(384,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,548	579
Gain on sale of equipment	-	(300)
Accreted discount on convertible debt	-	9,951
Amortization of convertible debt discount included in interest expense	-	3,690
Equity issued for services to consultants	-	25,666
Stock compensation amortization expense	5,563	5,563
Changes in operating assets and liabilities:
Increase in accounts receivable	(13,665)	(23,191)
Increase in inventory	(3,551)	(1,211)
Increase in prepaid expenses and other current assets	(3,504)	(2,979)
Decrease in other assets	-	1,009
Increase (decrease) in accounts payable	(3,620)	13,128
Increase in deferred wages	6,459	10,010
Increase in accrued professional fees	17,800	21,900
Decrease in accrued interest	-	(7)
Net cash used in operating activities	(401,579)	(320,307)

Cash flows from investing activity
Proceeds from sale of equipment	-	300
Net cash provided by investing activity	-	300

Cash flows from financing activities
Proceeds from issuance of common stock	-	329,802
Common stock issuance costs	-	(32,980)
Proceeds from exercise of warrants	428,572	-
Net cash provided by financing activities	428,572	296,822

Increase (decrease) in cash and cash equivalents	26,993	(23,185)

Cash and cash equivalents at beginning of period	377,127	270,906

Cash and cash equivalents at end of period	$404,120	$247,721

Supplemental disclosure of cash flow information:
Cash paid for interest	$175	$619
Convertible debt converted into 20,000 shares
of common stock during the three months ended September 30, 2009	$-	$10,000

(The accompanying notes are an integral part of these financial statements.

PROFILE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

September 30, 2010
(Unaudited)

Note 1.       Organization and Description of Business

Profile Technologies, Inc. (the “Company”) was incorporated in 1986 and commenced operations in fiscal year 1988.  The Company is in the business of providing pipeline inspection services to locate corrosion and other anomalies that require assessment to verify pipeline integrity.  The Company has developed a patented, non-destructive and non-invasive, high speed scanning process that uses electromagnetic waves to inspect remotely buried and above ground, cased and insulated pipelines for corrosion and other anomalies.   The Company’s inspection services are available to owners and operators of natural gas and oil pipelines, power plants, refineries, utilities, and other facilities which have cased or insulated pipe. The Company is actively marketing to these sectors.  In conjunction with providing inspection services, the Company continues its research and development of new applications for its patented technology, including inspecting pipes for internal corrosion and other anomalies and direct buried pipes for external corrosion and other anomalies.

Note 2.      Going Concern Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has not generated positive cash flows from operations and has an accumulated deficit of $21,001,092 and negative working capital of $875,189 as of September 30, 2010.  The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth.  Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary.  The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital.  If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 3.      Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission.

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities valued with Level 3 inputs.

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

During the three months ended September 30, 2010 and 2009, the Company incurred $103,990 and $115,291 on research and development activities.

Stock-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, risk free interest rates, and forfeitures. See “Note 5. Stock Based Compensation, Stock Options and Warrants” for additional information on the Company’s stock-based compensation plans.

Vendor Concentration

Consultant Scientist Fees

The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company’s hardware and software.  These scientists are also instrumental in compiling and assisting in interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software.  During the three months ended September 30, 2010 and 2009, the Company incurred fees for work performed by the scientists of $66,153 and $90,060.

At September 30, 2010 amd June 30, 2010, the Company owed the consultant scientists a total of $84,076 and $81,417, respectively, which is included in accounts payable.

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

The Company measures all stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its financial statements over the requisite service period.  In determining the grant date fair value of stock options, the Company uses the Black-Scholes option pricing model which requires management to make assumptions regarding the option lives, expected volatility, risk free interest rates, and forfeitures, all of which impact the fair value of the option and, ultimately, the expense that will be recognized over the life of the option.

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, which was recorded in the Company’s Statements of Operations for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009

Research and development	$5,563	$5,563
Selling	-	25,666
Total	$5,563	$31,229

A summary of the Company’s stock option activity for the three months ended September, 2010 and related information follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of Stock	Exercise	Contractual	Intrinsic
	Options (1)	Price	Term (3)	Value (3)
Outstanding at September 30, 2010 and June 30, 2010	4,725,000	$1.23	5.5 years	$428,600

Exercisable at September 30, 2010	4,687,500	$1.23	5.5 years	$418,725

Available for grant at September 30, 2010 (2)	2,150,000

(1)	Consists of stock options outstanding under the 1999 Stock Plan, 2008 Stock Plan, and stock options outstanding that were granted outside of the 1999 Stock Plan and the 2008 Stock Plan.

(2)	Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the 2008 Stock Plan.

(3)	The weighted average remaining contractual term and aggregate intrinsic value are as of September 30, 2010.

The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its first quarter of fiscal year 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on September 30, 2010.  The intrinsic value changes based on the fair market value of the Company’s common stock.

As of September 30, 2010, the Company had $22,310 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 1.1 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price
$0.86	435,000	6.1	$0.86	435,000	6.1	$0.86
0.95	140,000	6.1	0.95	140,000	6.1	0.95
1.05	150,000	1.2	1.05	137,500	1.1	1.05
1.12	285,000	3.7	1.12	285,000	3.7	1.12
1.13	50,000	2.4	1.13	25,000	2.4	1.13
1.16	1,600,000	4.4	1.16	1,600,000	4.4	1.16
1.20	350,000	5.6	1.20	350,000	5.6	1.20
1.21	150,000	5.2	1.21	150,000	5.2	1.21
1.26	35,000	8.2	1.26	35,000	8.2	1.26
1.30	50,000	3.7	1.30	50,000	3.7	1.30
1.32	200,000	7.1	1.32	200,000	7.1	1.32
1.34	590,000	7.4	1.34	590,000	7.4	1.34
1.47	150,000	9.1	1.47	150,000	9.1	1.47
1.50	15,000	6.9	1.50	15,000	6.9	1.50
1.70	390,000	6.7	1.70	390,000	6.7	1.70
1.87	135,000	8.1	1.87	135,000	8.1	1.87
$0.86 – $ 1.87	4,725,000	5.5	$1.23	4,687,500	5.5	$1.23

Warrants

The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

A summary of the Company’s warrant-related activity for the three months ended September 30, 2010 and related information follows:

		Weighted
	Number	Average
	Of Warrants	Exercise
	Outstanding	Price

Outstanding at June 30, 2010	7,666,028	$0.75
Exercises	(571,430)	0.75
Expirations	(1,435,570)	0.75
Outstanding at September 30, 2010	5,659,028	$0.75

Exercisable at September 30, 2010	5,659,028	$0.75

The following table summarizes information about warrants outstanding, all of which were exercisable at September 30, 2010:

		Weighted
		Average
	Number of	Remaining	Weighted
Exercise	Warrants	Contractual Life	Average
Prices	Outstanding	(Years)	Exercise Price
$0.60	439,600	0.9	$0.60
0.75	4,648,000	1.0	0.75
0.86	450,000	6.1	0.86
1.00	50,000	1.5	1.00
1.05	71,428	1.6	1.05
$0.60-1.05	5,659,028	1.4	$0.75

Cash received from warrants exercised during the three months ended September 30, 2010 was $428,572. No warrants were exercised during the three months ended September 30, 2009.

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

Excluded from the computation of diluted net loss per share for the three months ended September 30, 2010 and 2009, because their effect would be antidilutive, are stock options and warrants to acquire 10,384,028 and 12,346,028 shares of common stock with weighted-average exercise prices of $0.97 and $0.91 per share, respectively.  Also excluded from the computation of diluted net loss per share for the three months ended September 30, 2009 are 50,000 shares of common stock that would have been issued if investors had exercised their conversion right under the Debentures related to the 2003 Offering, as defined in “Note 8. Convertible Debt” below, because their effect would be antidilutive.  There were no Debentures outstanding as of September 30, 2010.

For the three months ended September 30, 2010 and 2009, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in “Note 9. Deferred Wages and Accrued Professional Fees” that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at September 30, 2010 and 2009.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three months ended September 30, 2010 and 2009:

	Three Months Ended
	September 30,
	2010	2009

Numerator - net loss	$(408,609)	$(384,115)

Denominator - weighted average number
of common shares outstanding	18,164,768	16,249,550

Basic and diluted net loss per share	$(0.02)	$(0.02)

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

The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversion discussed above of $13,641 for the three months ended September 30, 2009.

As of June 30, 2010, all Debentures had been converted to equity.

Note 9.     Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of the Company’s employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below.  At September 30, 2010, the Company has accrued $1,171,020 related to the deferred payment of salaries and professional fees of which $846,570 is included under deferred wages and $324,450 in accrued professional fees.  At June 30, 2010, the Company has accrued $1,146,761 related to the deferred payment of salaries and professional fees of which $840,111 is included under deferred wages and $306,650 in accrued professional fees.  On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”).  Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company’s common stock, at an exercise price of $1.00 per share for a term of five years.   Of the total $1,171,020 and $1,146,761 deferred salaries and accrued professional fees at September 30, 2010 and June 30, 2010, respectively, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above.  No conversions have occurred to date.  At March 18, 2002, there was no intrinsic value associated with these Conversion Rights.  As such, no additional compensation cost was recorded.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

Such forward-looking statements include statements regarding, among other things, (a) the potential markets for our technologies, our potential profitability, and cash flows, (b) our growth strategies, (c) expectations from our ongoing research and development activities, (d) anticipated trends in the technology industry, (e) our future financing plans, and (f) our anticipated needs for working capital. This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as in this Form 10-Q generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-Q generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading.

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

The MD&A is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue for the three months ended September 30, 2010 and 2009 was $19,757 and $42,417, respectively.  During the prior year period we obtained a greater number of revenue generating contracts and completed inspection of more pipelines than we did during the quarter ended September 30, 2010.

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

Cost of revenue for the three months ended September 30, 2010 and 2009 was $29,626 and $53,168, resulting in negative gross margins of 50.0% and 25.3%, respectively.  Fluctuations in gross margin are caused by the unique requirements of each inspection, including location of each pipeline inspection site and time and resources required to prepare the field crews for the inspection, in addition to the cost of mobilizing and demobilizing field crews and equipment to the inspection site.

Operating Expenses

A summary of our operating expenses for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended
	September 30,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses
Research and development	$103,990	$115,291	$(11,301)	(9.8	) %
Selling	61,799	51,419	10,380	20.2
General and administrative	232,969	192,721	40,248	20.9
Total operating expenses	$398,758	$359,431	$39,327	10.9%

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

Research and development expense for the three months ended September 30, 2010 was $103,990, a decrease of $11,301, compared to $115,291 for the same period in 2009.  The decrease is substantially attributable to decreases in the rental of equipment and supplies purchased for the use in the development of our EMW inspection technologies.

The net amount of expense incurred for work performed by the consulting scientists and for the allocation of employee’s salaries to research and development was fairly consistent between the quarters ended September 30, 2010 and 2009.  However, there was a shift from time spent on developing our EMW-C™  technology to further developing our EMW-I™ technology, including work performed on software enhancements for real time analysis, probe modifications for permanent connectors in wax-filled casings, and further development of the internal inspection tool for pipelines and heat exchanger tube inspections.

Selling Expense

Selling expense is primarily comprised of salary and benefit expense for employees who spend time meeting with prospective customers, costs that we incur to provide field demonstrations to prospective customers, including costs incurred by our consulting scientists and other third party consultants, and costs incurred to attend conferences and trade shows.

Selling expense for the three months ended September 30, 2010 was $61,799, an increase of $10,380, compared to $51,419 for the same period in 2009.  On June 23, 2009, we retained the services of an independent consultant (the “Consultant”) to assist us in seeking new customer opportunities, managing existing customer relationships, and publicizing our EMW inspection technologies.  During the three months ended September 30, 2010, we incurred approximately $26,313 in fees for services rendered by the Consultant (compared to $10,750 in the prior year). Additionally, as a result of a direct marketing approach that we enacted last year, we continue to utilize the aid of the Consultant to target specific new and existing customers in an effort to further develop sales leads and to secure additional inspection contracts.  Several meetings were held at various customer offices and conferences across the country during the quarter ended September 30, 2010.  As a result of these meetings, our travel related expenses increased approximately $17,700 during the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Offsetting the increases in fees paid to the Consultant and travel related expenses, was a decrease in stock based compensation of $25,666.   On June 23, 2009, we granted a stock option to the Consultant to purchase up to 50,000 shares of our common stock at an exercise price of $1.30 per share.  The grant date fair value of this stock option was $44,000. During the three months ended September 30, 2009, we recorded stock based compensation of $25,666 for the amortization of this stock option.

General and Administrative

General and administrative expense consists of costs incurred for professional fees, wages and benefits for the executive team, travel and entertainment, patent filing and maintenance fees, shareholder relations, rent, and other administrative fees such as office supplies, postage and printing costs.

General and administrative expense for the three months ended September 30, 2010 was $232,969, an increase of $40,248, compared to $192,721 for the same period in 2009.  The increase is substantially due to increases in legal fees of approximately $18,600 and shareholder relations expense of approximately $18,000.

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

Shareholder relations expense increased substantially as a result of fees incurred with regard to the exercise of certain warrants issued in connection with the 2003 Offering and a private placement offering we completed in 2005 (the “Warrants”).  In March 2010, we entered into an agreement with a brokerage firm, whereby the brokerage firm receives 5% of the total value of each investor’s conversion of Warrants exercised as a direct result of the brokerage firm’s contact with such investor.  During the three months ended September 30, 2010, we received proceeds of $428,572 from the exercise of warrants, of which $345,875 was subject to the aforementioned agreement with the brokerage firm resulting in $17,294 paid to such firm.

Other Income (Expense)

A summary of our other income (expense) for the three months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended
	September 30,			Percentage
	2010	2009	Change	Change

Other income (expense)
Gain on sale of equipment	$-	$300	$(300)	*	%
Interest expense	(175)	(14,252)	14,077	(98.8)
Interest income	193	19	174	*
Total other income (expense)	$18	$(13,933)	13,951

* Not meaningful

Interest Expense

Interest expense for the three months ended September 30, 2010 was $175, a decrease of $14,077, compared to $14,252 for the same period in 2009.  Interest expense during the three months ended September 30, 2009 includes $9,951 for the accretion of the discount on the Debentures and $3,690 recorded for the remaining unamortized discount on a Debenture that an investor converted to equity pursuant to the terms of the Debentures.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $21,001,092 through September 30, 2010, do not have positive cash flows from operating activities, and had negative working capital of $875,189 as of September 30, 2010.  We face all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth.  Additionally, we have expended a significant amount of cash in developing our technology and patented processes.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital.  If we are unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At September 30, 2010, we had cash and cash equivalents of $404,120. We have financed our operations primarily from funds received pursuant to the 2007 Private Placement Equity Offering completed on August 15, 2008, raising net proceeds of $2,065,864, funds received pursuant to the 2009 Offering (as further described below) completed on April 1, 2010, raising net proceeds of $1,219,108, and proceeds received from the exercise of stock options and warrants.

Net cash used in operating activities was $401,579 for the three months ended September 30, 2010, compared to net cash used in operating activities of $320,307 for the same period in 2009.  The increase of $81,272 in cash used in operating activities is mainly attributable to increases in fees paid to the Consultant of approximately $11,300 (see “Selling Expense” above) and increases in amounts paid for general and administrative expenses, specifically approximately $18,200 paid for travel and entertainment, approximately $36,000 paid for legal fees, and approximately $19,500 paid for shareholder relations (see “General and Administrative Expense” above).

Net cash provided by investing activities was $0 for the three months ended September 30, 2010, compared to net cash provided by investing activities of $300 for the same period in 2009.  We recorded a gain on sale of equipment of $300 during the three months ended September 30, 2009 as a result of proceeds received from the sale of a truck that was previously being utilized on the North Slope of Alaska.

Net cash provided by financing activities was $428,572 for the three months ended September 30, 2010 compared to net cash provided by financing activities of $296,822 for the same period in 2009.   During the three months ended September 30, 2010, we received proceeds of $428,572 from the exercise of warrants.  During the three months ended September 30, 2009, we raised net proceeds of $296,822 pursuant to the terms of the 2009 Offering.

Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of our employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until we have sufficient resources to pay the amounts owed or to exchange such amounts into options as described below.  At September 30, 2010, we have accrued $1,171,020 related to the deferred payment of salaries and professional fees of which $846,570 is included under deferred wages and $324,450 in accrued professional fees.  At June 30, 2010, we have accrued $1,146,761 related to the deferred payment of salaries and professional fees of which $840,111 is included under deferred wages and $306,650 in accrued professional fees.  On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”).  Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of our common stock, at an exercise price of $1.00 per share for a term of five years.   Of the total $1,171,020 and $1,146,761 deferred salaries and accrued professional fees at September 30, 2010 and June 30, 2010, respectively, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above.  No conversions have occurred to date.  At March 18, 2002, there was no intrinsic value associated with these Conversion Rights.  As such, no additional compensation cost was recorded.

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

During the three months ended September 30, 2009, we raised gross proceeds of $329,802 under the terms of the 2009 Offering.  Accordingly, we issued 366,445 shares of common stock pursuant to the terms of the 2009 Offering.

We engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering.  Pursuant to the terms of the agreements with the brokerage firms, we owe the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise.  Accordingly, during the three months ended September 30, 2009, we incurred total fees payable to the brokerage firms of $32,980.

The 2009 Offering was closed on April 1, 2010.  As of the closing date, we had raised gross proceeds of $1,349,564 and issued 1,499,502 shares of common stock pursuant to the terms of the 2009 Offering.

Other Contractual Obligations

Our other contractual obligations consist of commitments under operating leases and repayment of a loan payable to a stockholder.

As of September 30, 2010, we have an outstanding loan payable to a stockholder with a principal amount of $7,500.  The terms of the stockholder note are described under “Note 7.  Note Payable to Stockholder” in the notes to the financial statements contained in this Form 10-Q.

As of September 30, 2010, we have future minimum lease payments of approximately $25,700 under our operating leases which will be incurred through May 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See “Note 4. Summary of Significant Accounting Policies” to the financial statements in this Form 10-Q.

Item 4.  Controls and Procedures.

 (a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Upon the purchase of, and for each $0.50 of the Debenture’s principal amount, we issued to each investor a warrant (the “Warrant”) to purchase one (1) share of our common stock at an exercise price of $0.75 per share.  The Warrants are exercisable at any time prior to the 5th anniversary date of the redemption of the Debenture (as further described in “Note 8. Convertible Debt” in the notes to the financial statements included in this Form 10-Q).

Set forth in the table below are the dates on which participants exercised warrants granted pursuant to the 2003 Offering and the number of shares of our common stock issued thereon.

Warrant Exercise Date		Number of Shares of Common Stock Issued

July 16, 2010		104,000
July 23, 2010		10,000
August 4, 2010		70,000
August 6, 2010		29,911
August 10, 2010		14,000
August 11, 2010		64,000
August 12, 2010		40,000
August 13, 2010		10,000
August 20, 2010		30,000
August 24, 2010		107,018
August 26, 2010		70,501
September 10, 2010		20,000
September 14, 2010		2,000
	Total	571,430

We received proceeds of $428,572 as a result of the exercise of these warrants.

The issuance of the common stock pursuant to the above transactions is exempt from registration pursuant to Section 4(2) of the Securities Act, and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

Item 3.     Defaults Upon Senior Securities

None.

Item 5.     Other Information

None.

Item 6. Exhibits

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

Profile Technologies, Inc.
(Registrant)

November 9, 2010	By: /s/ Henry E. Gemino
Henry E. Gemino
Chief Executive Officer, Chief Financial Officer, Director