Form 10-Q
period 2010-12-31
PROFILE TECHNOLOGIES INC
filed 2011-02-10
CIK 1014653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-29196

PROFILE TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1418002
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Park Avenue, Suite 201
Manhasset, New York	11030
(Address of principal executive offices)	(Zip Code)

(516) 365-1909
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No  ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,840,620 shares of common stock, par value $0.001, were outstanding as of February 7, 2011.

PROFILE TECHNOLOGIES, INC.
FORM 10-Q

For the Quarterly Period Ended December 31, 2010

Table of Contents

PART I  FINANCIAL INFORMATION

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

PROFILE TECHNOLOGIES, INC.

BALANCE SHEETS
DECEMBER 31, 2010 AND JUNE 30, 2010
(Unaudited)

	December 31,	June 30,
	2010	2010
ASSETS

Current assets
Cash and cash equivalents	$248,314	$377,127
Accounts receivable	53,136	48,567
Inventory	3,293	2,075
Prepaid expenses and other current assets	10,013	8,496
Total current assets	314,756	436,265

Equipment, net of accumulated depreciation of $10,057 and $7,347	8,522	11,232
Other assets	9,604	9,604

Total assets	$332,882	$457,101

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$134,149	$184,267
Note payable to stockholder	7,500	7,500
Deferred wages	853,029	840,111
Accrued professional fees	336,650	306,650
Total current liabilities	1,331,328	1,338,528

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value: 40,000,000 shares authorized,
18,665,620 and 17,826,222 shares issued and outstanding at December 31, 2010 and June 30, 2010	18,666	17,826
Common stock issuable; none and 20,679 shares at December 31, 2010 and June 30, 2010	-	21
Additional paid-in capital	20,317,554	19,693,209
Accumulated deficit	(21,334,666)	(20,592,483)
Total stockholders' deficit	(998,446)	(881,427)

Total liabilities and stockholders' deficit	$332,882	$457,101

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Revenue	$20,890	$72,176	$40,647	$114,593
Cost of revenue	(20,941)	(60,215)	(50,567)	(113,383)
Gross margin	(51)	11,961	(9,920)	1,210

Operating expenses
Research and development	64,431	224,316	168,421	339,607
Selling	52,373	87,540	114,172	138,959
General and administrative	216,537	726,365	449,506	919,086
Total operating expenses	333,341	1,038,221	732,099	1,397,652

Loss from operations	(333,392)	(1,026,260)	(742,019)	(1,396,442)

Other income (expense)
Gain on sale of equipment	-	-	-	300
Interest expense	(284)	(191)	(459)	(14,443)
Interest income	102	53	295	72
Total other income (expense)	(182)	(138)	(164)	(14,071)

Net loss	$(333,574)	$(1,026,398)	$(742,183)	$(1,410,513)

Net loss per share - basic and diluted	$(0.02)	$(0.06)	$(0.04)	$(0.09)

Weighted average shares outstanding used to
calculate basic and diluted net loss per share	18,471,051	16,685,043	18,317,909	16,467,296

(The accompanying ntoes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND THE YEAR ENDED JUNE 30, 2010
(Unaudited)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2009	15,961,012	$15,961	68,618	$69	$17,474,622	$(18,450,171)	$(959,519)

Issuance of common stock previously reported as "issuable"	68,618	69	(68,618)	(69)	-	-	-
Issuance of common stock for services to consultants	623	-	679	1	1,806	-	1,807
Issuance of stock options for services to consultants	-	-	-	-	147,000	-	147,000
Issuance of stock options for services to employees and Board of Directors	-	-	-	-	589,300	-	589,300
Stock compensation amortization expense	-	-	-	-	55,251	-	55,251
Issuance of common stock related to the 2009 Offering	1,300,969	1,301	-	-	1,169,583	-	1,170,884
Common stock issuance costs related to the 2009 Offering	-	-	-	-	(112,588)	-	(112,588)
Issuance of common stock upon conversion of convertible debt to equity	70,000	70	-	-	34,930	-	35,000
Exercise of warrants	425,000	425	20,000	20	333,305	-	333,750
Net loss for the year ended June 30, 2010	-	-	-	-	-	(2,142,312)	(2,142,312)

Balance at June 30, 2010	17,826,222	$17,826	20,679	$21	$19,693,209	$(20,592,483)	$(881,427)

Issuance of common stock previously reported as "issuable"	20,679	21	(20,679)	(21)	-	-	-
Stock compensation amortization expense	-	-	-	-	11,125	-	11,125
Exercise of warrants	818,719	819	-	-	613,220	-	614,039
Net loss for the six months ended December 31, 2010	-	-	-	-	-	(742,183)	(742,183)

Balance at December 31, 2010	18,665,620	$18,666	-	$-	$20,317,554	$(21,334,666)	$(998,446)

(The accompanying ntoes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	Six Months Ended
	December 31,
	2010	2009

Cash flows from operating activities
Net loss	$(742,183)	$(1,410,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,710	1,933
Gain on sale of equipment	-	(300)
Accreted discount on convertible debt	-	9,951
Amortization of convertible debt discount included in interest expense	-	3,690
Equity issued for services to consultants	-	180,210
Equity issued for services to employees and board of directors	-	589,300
Stock compensation amortization expense	11,125	11,126
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,569)	(88,335)
Increase in inventory	(1,218)	(606)
Increase in prepaid expenses and other current assets	(1,517)	(3,032)
Decrease in other assets	-	6,509
Decrease in accounts payable	(50,118)	(23,294)
Increase in deferred wages	12,918	16,469
Increase in accrued professional fees	30,000	22,240
Decrease in accrued interest	-	(436)
Net cash used in operating activities	(742,852)	(685,088)

Cash flows from investing activities
Purchase of equipment		(13,945)
Proceeds from sale of equipment	-	300
Net cash provided by (used in) investing activities	-	(13,645)

Cash flows from financing activities
Proceeds from issuance of common stock	-	722,810
Common stock issuance costs	-	(72,281)
Proceeds from exercise of warrants	614,039	-
Net cash provided by financing activities	614,039	650,529

Decrease in cash and cash equivalents	(128,813)	(48,204)

Cash and cash equivalents at beginning of period	377,127	270,906

Cash and cash equivalents at end of period	$248,314	$222,702

Supplemental disclosure of cash flow information:
Cash paid for interest	$458	$1,239
Convertible debt converted into 70,000 shares
of common stock during the six months ended December 31, 2009	$-	$35,000

(The accompanying ntoes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2010
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

Note 2.   Going Concern Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has not generated positive cash flows from operations and has an accumulated deficit of $21,334,666 and negative working capital of $1,016,572 as of December 31, 2010.  The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth.  Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary.  The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital.  If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 3.   Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission.

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

Revenue from the sale of permanent connectors is recognized when the permanent connector is both delivered and installed on the pipeline. Cost of revenue related to permanent connectors represents the cost of the parts and components required to build the permanent connectors and the time incurred to build and install the permanent connectors.

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

During the three months ended December 31, 2010 and 2009, the Company incurred $64,431 and $224,316 in research and development activities.  During the six months ended December 31, 2010 and 2009, the Company incurred $168,421 and $339,607 in research and development activities.

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

Vendor Concentration

Consultant Scientist Fees

The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company’s hardware and software.  These scientists are also instrumental in compiling and assisting in interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software.  During the three months ended December 31, 2010 and 2009, the Company incurred fees for work performed by the scientists of $34,211 and $40,545. During the six months ended December 31, 2010 and 2009, the Company incurred fees for work performed by the scientists of $100,364 and $130,605.

In addition to the cash fees incurred for work performed by the scientists, on November 19, 2009, the Company granted the scientists stock options to purchase a total of 50,000 shares of common stock at an exercise price of $1.34 per share, expiring November 18, 2014.  The 50,000 stock options had a fair value at the date of grant of $42,000, which is included in research and development expense in the Company’s Statements of Operations for the three and six months ended December 31, 2009.

At December 31, 2010 and June 30, 2010, the Company owed the consultant scientists a total of $67,772 and $81,417, respectively, which is included in accounts payable.

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

Note 5.  Stock Based Compensation, Stock Options, and Warrants

Stock Option Plans

1999 Stock Plan

On November 16, 1998, the stockholders of the Company (“Stockholders”) approved and adopted the 1999 Stock Plan (the “1999 Stock Plan”),, which expired upon adoption of the 2008 Stock Plan (as defined and discussed below).  The 1999 Stock Plan originally provided for the granting of options to purchase a maximum of 500,000 shares of common stock with expiration dates of a maximum of five years from the date of grant.  In November 2006, the Board of Directors (the “Board”) amended, and the Stockholders approved, an increase in the maximum number of shares of common stock available for grant to 3,500,000 and an increase in the period of time for which stock options may be exercisable to ten years from the date of grant.

Since the inception of the 1999 Stock Plan, and prior to the amendment approved in November 2006, the Company made various stock option grants that had expiration dates exceeding five years from the date of grant.  These stock option grants were deemed to be granted outside of the 1999 Stock Plan.

2008 Stock Plan

On July 10, 2008, the Board approved and adopted the 2008 Stock Ownership Incentive Plan (“2008 Stock Plan”) and received Stockholder approval on November 17, 2008. Upon adoption of the 2008 Stock Plan by the Stockholders, the Company cannot grant stock options under the 1999 Stock Plan.

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

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, which was recorded in the Company’s Statements of Operations for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Research and development	$5,563	$178,763	$11,125	$184,326
Selling	-	49,333	-	75,000
General and administrative	-	521,100	-	521,100
Total	$5,563	$749,196	$11,125	$780,426

A summary of the Company’s stock option activity for the six months ended December 31, 2010 and related information follows:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of Stock	Exercise	Contractual	Intrinsic
	Options (1)	Price	Term	Value
Outstanding at June 30, 2010	4,725,000	$1.23
Expirations	(85,000)	1.12
Outstanding at December 31, 2010	4,640,000	$1.23	5.4 years	$1,371,200

Exercisable at December 31, 2010	4,602,500	$1.23	5.4 years	$1,345,075

Available for grant at December 31, 2010 (2)	2,150,000

(1)	Consists of stock options outstanding under the 1999 Stock Plan, 2008 Stock Plan, and stock options outstanding that were granted outside of the 1999 Stock Plan and the 2008 Stock Plan.

(2)	Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the 2008 Stock Plan.

The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of fiscal year 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on December 31, 2010.  The intrinsic value changes based on the fair market value of the Company’s common stock.

As of December 31, 2010, the Company had $16,747 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.8 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010:

		Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price
$0.86	435,000	5.9	$0.86	435,000	5.9	$0.86
0.95	140,000	5.9	0.95	140,000	5.9	0.95
1.05	150,000	0.9	1.05	137,500	0.8	1.05
1.12	200,000	5.0	1.12	200,000	5.0	1.12
1.13	50,000	2.2	1.13	25,000	2.2	1.13
1.16	1,600,000	4.1	1.16	1,600,000	4.1	1.16
1.20	350,000	5.3	1.20	350,000	5.3	1.20
1.21	150,000	5.0	1.21	150,000	5.0	1.21
1.26	35,000	7.9	1.26	35,000	7.9	1.26
1.30	50,000	3.5	1.30	50,000	3.5	1.30
1.32	200,000	6.9	1.32	200,000	6.9	1.32
1.34	590,000	7.2	1.34	590,000	7.2	1.34
1.47	150,000	8.9	1.47	150,000	8.9	1.47
1.50	15,000	6.7	1.50	15,000	6.7	1.50
1.70	390,000	6.5	1.70	390,000	6.5	1.70
1.87	135,000	7.9	1.87	135,000	7.9	1.87
$0.86 – $ 1.87	4,640,000	5.4	$1.23	4,602,500	5.4	$1.23

Warrants

The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

A summary of the Company’s warrant-related activity for the six months ended December 31, 2010 and related information follows:

		Weighted
	Number	Average
	Of Warrants	Exercise
	Outstanding	Price

Outstanding at June 30, 2010	7,666,028	$0.75
Exercises	(818,719)	0.75
Expirations	(2,179,281)	0.75
Outstanding at December 31, 2010	4,668,028	$0.75

Exercisable at December 31, 2010	4,668,028	$0.75

The following table summarizes information about warrants outstanding, all of which were exercisable at December 31, 2010:

		Weighted
		Average
	Number of	Remaining	Weighted
Exercise	Warrants	Contractual Life	Average
Prices	Outstanding	(Years)	Exercise Price
$0.60	439,600	0.6	$0.60
0.75	3,657,000	0.9	0.75
0.86	450,000	5.9	0.86
1.00	50,000	1.3	1.00
1.05	71,428	1.4	1.05
$0.60-1.05	4,668,028	1.4	$0.75

Cash received from warrants exercised during the six months ended December 31, 2010 was $614,039. No warrants were exercised during the six months ended December 31, 2009.

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

Excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2010, because their effect would be antidilutive, are stock options and warrants to acquire 9,308,028 shares of common stock with a weighted-average exercise price of $0.99 per share.

Excluded from the computation of diluted net loss per share for the three and six months ended December 31, 2009, because their effect would be antidilutive, are stock options and warrants to acquire 13,086,028 shares of common stock with a weighted-average exercise price of $0.93 per share.

For all of the periods during the three and six months ended December 31, 2010 and 2009, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in “Note 9. Deferred Wages and Accrued Professional Fees” that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at December 31, 2010 and 2009.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three and six months ended December 31, 2010 and 2009:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Numerator - net loss	$(333,574)	$(1,026,398)	$(742,183)	$(1,410,513)

Denominator - weighted average number
of common shares outstanding	18,471,051	16,685,043	18,317,909	16,467,296

Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.04)	$(0.09)

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

During the three and six months ended December 31, 2009, one and two investors, respectively, exercised their conversion right and converted their Debenture in the aggregate principal amounts of $25,000 and $35,000, respectively, pursuant to the terms of the 2003 Offering.  Accordingly, during the three and six months ended December 31, 2009 the investors were issued an aggregate of 50,000 and 70,000 shares of common stock, respectively.  The carrying value of the convertible debt was reclassified as equity upon conversion.  Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 at the conversion date was recognized as interest expense during both the three and six months ended December 31, 2009.

The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $0 and $13,641 for the three and six months ended December 31, 2009.

As of June 30, 2010, all Debentures had been converted to equity.

Note 9.  Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of the Company’s employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below.  At December 31, 2010, the Company has accrued $1,189,679 related to the deferred payment of salaries and professional fees of which $853,029 is included under deferred wages and $336,650 in accrued professional fees.  At June 30, 2010, the Company had accrued $1,146,761 related to the deferred payment of salaries and professional fees of which $840,111 is included under deferred wages and $306,650 in accrued professional fees.  On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”).  Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company’s common stock, at an exercise price of $1.00 per share for a term of five years.   Of the total $1,189,679 and $1,146,761 deferred salaries and accrued professional fees at December 31, 2010 and June 30, 2010, respectively, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above.  No conversions have occurred to date.  At March 18, 2002, there was no intrinsic value associated with these Conversion Rights.  As such, no additional compensation cost was recorded.

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

The Company engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering.  Pursuant to the terms of the agreements with the brokerage firms, the Company owed the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise.  Accordingly, during the three and six months ended December 31, 2009, the Company incurred total fees payable to the brokerage firms of $39,301 and $72,281.

The 2009 Offering was closed on April 1, 2010.  As of the closing date, the Company had raised gross proceeds of $1,349,564 and issued 1,499,502 shares of common stock pursuant to the terms of the 2009 Offering.

Note 11.  2010 Private Placement Equity Offering

On December 21, 2010, the Company entered into a private placement offering (the “2010 Offering”) of 2,000,000 shares of its common stock at $1.00 per share to accredited investors for a total offering price of $2,000,000.  The 2010 Offering will terminate on February 21, 2011, provided that the termination date may be extended by the Company for a reasonable period thereafter.

The Company did not receive any proceeds pursuant to the 2010 Offering during the quarter ended December 31, 2010.  Subsequent to December 31, 2010, the Company has received gross proceeds of $120,000 and issued 120,000 shares of its common stock pursuant to the terms of the 2010 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2010 Offering.  Pursuant to the terms of the agreements with the brokerage firms, the Company owes the brokerage firms a ten percent cash commission on all funds that the brokerage firms help raise.  Accordingly, subsequent to December 31, 2010, the Company incurred total fees payable to the brokerage firms of $12,000.

Note 12.  Subsequent Events

Subsequent to December 31, 2010, the Company received gross proceeds of $120,000 and issued 120,000 shares of its common stock pursuant to the terms of the 2010 Offering. The Company also incurred total fees payable to brokerage firms of $12,000 for commission on these funds that they helped raise. Please see “Note 11. 2010 Private Placement Equity Offering.”

Subsequent to December 31, 2010, the Company issued 55,000 shares of its common stock to various stockholders upon the exercise of warrants which were granted pursuant to a private placement offering the Company completed in 2005. As a result of these exercises, the Company received aggregate proceeds of $41,250.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As disclosed in our 8-K filed with the Securities and Exchange Commission on November 19, 2010, we held our 2010 Annual Meeting (the “Annual Meeting”) of Stockholders on November 16, 2010 whereby the six nominees for election to the Board that were listed in our proxy statement for the Annual Meeting were all re-elected.

In November 2010, Dr. Charles Christenson, who served on our Board since 1999, passed away unexpectedly. We have begun the process of identifying and interviewing qualified candidates to fill the vacancy created by Dr. Christenson’s departure. We extend our condolences to Dr. Christenson’s family.

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

As revenue is generated, we will continue to manufacture our EMW-C™ inspection equipment.  We expect that as additional revenue contracts are secured, working capital requirements will increase. We will incur additional expenses as we hire and train field crews and support personnel related to the successful receipt of commercial contracts. Additionally, we anticipate that cash will be used to meet capital expenditure requirements necessary to develop infrastructure to support future growth. In time, and if sales increase, we may consider our position as a service provider and alternatively sell or lease our service to pipeline operators and/or inspection service providers while maintaining the intellectual rights to our technology and equipment.

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

Revenue for the three months ended December 31, 2010 and 2009 was $20,890 and $72,176, respectively.  Revenue for the six months ended December 31, 2010 and 2009 was $40,647 and $114,593, respectively.  There is a direct correlation between the number of pipelines for which inspection is completed and the amount of revenue recognized.

Cost of revenue

Cost of revenue includes time incurred and materials used to plan the pipeline inspections, mobilize and demobilize field crews, perform the inspection services, analyze the resulting data and prepare the final inspection report.  Cost of revenue also includes the cost of the materials and the time incurred to build and install the permanent connectors as well as any idle time incurred by personnel scheduled to work on customer contracts. Costs are recognized as incurred as they are not an indicator of the progress towards completion of the pipeline inspection services.

Cost of revenue for the three and six months ended December 31, 2010 was $20,941 and $50,567, respectively, resulting in negative gross margins of 0.2% and 24.4%, respectively.  Cost of revenue for the three and six months ended December 31, 2009 was $60,215 and $113,383, respectively, resulting in gross margins of 16.6% and 1.1%, respectively.  Fluctuations in gross margin are caused by the unique requirements of each inspection, including location of each pipeline inspection site and time and resources required to prepare the field crews for the inspection, in addition to the cost of mobilizing and demobilizing field crews and equipment to the inspection site.

Operating Expenses

A summary of our operating expenses for the three and six months ended December 31, 2010 and 2009 was as follows:

	Three Months Ended
	December 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses
Research and development	$64,431	$224,316	$(159,885)	(71.3	) %
Selling	52,373	87,540	(35,167)	(40.2)
General and administrative	216,537	726,365	(509,828)	(70.2)
Total operating expenses	$333,341	$1,038,221	$(704,880)	(67.9	) %

	Six Months Ended
	December 31,		Increase /	Percentage
	2010	2009	(Decrease)	Change

Operating expenses
Research and development	$168,421	$339,607	$(171,186)	(50.4	) %
Selling	114,172	138,959	(24,787)	(17.8)
General and administrative	449,506	919,086	(469,580)	(51.1)
Total operating expenses	$732,099	$1,397,652	$(665,553)	(47.6	) %

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

Research and development expense for the three months ended December 31, 2010 was $64,431, a decrease of $159,885, compared to $224,316 for the same period in 2009.  The decrease is substantially attributable to stock options granted to our consulting scientists and two employees during the prior year to purchase a total of 180,000 shares of common stock at an exercise price of $1.34 per share.  The fair value at the date of grant was $173,200, which is included in research and development expense for the three and six months ended December 31, 2009.  Offsetting this decrease is an increase of approximately $12,000 for fees paid to the consulting scientists during the three months ended December 31, 2010.

Research and development expense for the six months ended December 31, 2010 was $168,421, a decrease of $171,186, compared to $339,607 for the same period in 2009.  The decrease is substantially attributable to the stock options granted to our consulting scientists and two employees during the prior period (as discussed in the preceding paragraph).  Offsetting this decrease is an increase of approximately $7,900 for fees paid to the consulting scientists during the six months ended December 31, 2010.

Selling Expense

Selling expense is primarily comprised of salary and benefit expense for employees who spend time meeting with prospective customers, costs that we incur to provide field demonstrations to prospective customers, including costs incurred by our consulting scientists and other third party consultants, and costs incurred to attend conferences and trade shows.

Selling expense for the three months ended December 31, 2010 was $52,373, a decrease of $35,167, compared to $87,540 for the same period in 2009.  On June 23, 2009, we retained the services of an independent consultant (the “Consultant”) to assist us in seeking new customer opportunities, managing existing customer relationships, and publicizing our EMW inspection technologies.  During the three months ended December 31, 2010, we incurred approximately $20,700 in fees for services rendered by the Consultant (compared to $16,500 in the prior year). Additionally, as a result of a direct marketing approach that we enacted last year, we continue to utilize the aid of the Consultant to target specific new and existing customers in an effort to further develop sales leads and to secure additional inspection contracts.  Several meetings were held at various customer offices and conferences across the country during the three and six months ended December 31, 2010.  As a result of these meetings, our travel related expenses increased approximately $9,700 during the three months ended December 31, 2010 compared to the three months ended December 31, 2009.

Offsetting the increases in fees paid to the Consultant and travel related expenses, was a decrease in stock based compensation of approximately $42,000 for the fair value of a stock option granted the Consultant on November 19, 2009 to purchase 50,000 shares of our common stock at an exercise price of $1.34 per share and stock based compensation of $7,333 for the amortization of a stock option granted the Consultant on June 23, 2009 and vesting over time.

Selling expense for the six months ended December 31, 2010 was $114,172, a decrease of $24,787, compared to $138,959 for the same period in 2009.  During the prior year, we recognized $75,000 of stock based compensation related to the stock options granted to the Consultant on November 19, 2009 and June 23, 2009 (as discussed in the preceding paragraph). Offsetting this decrease in selling expense is an increase in fees we paid for services rendered by the Consultant ($47,000 during the six months ended December 31, 2010 compared to $27,250 in the prior year) and an increase in travel related expenses of approximately $27,400.

General and Administrative

General and administrative expense consists of costs incurred for professional fees, wages and benefits for the executive team, travel and entertainment, patent filing and maintenance fees, shareholder relations, rent, and other administrative fees such as office supplies, postage and printing costs.

General and administrative expense for the three months ended December 31, 2010 was $216,537, a decrease of $509,828, compared to $726,365 for the same period in 2009.  During the quarter ended December 31, 2009, we granted stock options to directors, officers and consultants to purchase up to 510,000 shares of our common stock, resulting in recognition of stock based compensation expense of $521,100.  Also contributing to the decrease in general and administrative expense was a decrease in patent filing and maintenance fees of approximately $18,200.  Offsetting these decreases in general and administrative expense are increases in legal fees of approximately $23,800 and shareholder relations expense of $7,500.

Legal fees increased substantially as a result of costs incurred related to the exercise of warrants and the change in SEC legal counsel during the fourth quarter of fiscal year 2010. The change in SEC legal counsel was not the result of any disagreement between management and our former law firm, rather, the managing partner on our account transferred to another law firm and we determined that it was in our best interest to continue that relationship. We also incurred additional legal fees, including those in connection with the review and preparation of our Private Placement Memorandum dated December 21, 2010 (“2010 Offering”). Please refer to “Note 11. 2010 Private Placement Equity Offering” in the notes to the financial statements contained in this Form 10-Q.

Shareholder relations expense increased substantially as a result of fees incurred with regard to the exercise of certain warrants issued in connection with the 2003 Offering and a private placement offering we completed in 2005 (the “Warrants”).  In March 2010, we entered into an agreement with a brokerage firm, whereby the brokerage firm receives 5% of the total value of each investor’s conversion of Warrants exercised as a direct result of the brokerage firm’s contact with such investor.  During the three months ended December 31, 2010, we received proceeds of $185,467 from the exercise of warrants, of which $150,000 was subject to the aforementioned agreement with the brokerage firm resulting in $7,500 paid to such firm.

General and administrative expense for the six months ended December 31, 2010 was $449,506, a decrease of $469,580, compared to $919,086 for the same period in 2009.  During the quarter ended December 31, 2009, we granted stock options to directors, officers and consultants to purchase up to 510,000 shares of our common stock, resulting in recognition of stock based compensation expense of $521,100.  Also contributing to the decrease in general and administrative expense was a decrease in patent filing and maintenance fees of approximately $19,900.  Offsetting these decreases in general and administrative expense are increases in legal fees of approximately $42,300 and shareholder relations expense of $25,500.  Legal fees increased as a result of the change in our SEC legal counsel and additional costs incurred pursuant to our 2010 Offering as previously discussed.  During the six months ended December 31, 2010, we received proceeds of $614,039 from the exercise of warrants, of which $495,875 was subject to the aforementioned agreement with the brokerage firm resulting in $24,974 paid to such firm and included in shareholder relations expense.

Other Income (Expense)

A summary of our other income (expense) for the three and six months ended December 31, 2010 and 2009 was as follows:

	Three Months Ended
	December 31,			Percentage
	2010	2009	Change	Change

Other income (expense)
Interest expense	$(284)	$(191)	$(93)	48.7%
Interest income	102	53	49	92.5
Total other income (expense)	$(182)	$(138)	$(44)

	Six Months Ended
	December 31,			Percentage
	2010	2009	Change	Change

Other income (expense)
Gain on sale of equipment	$-	$300	$(300)	*	%
Interest expense	(459)	(14,443)	13,984	(96.8)
Interest income	295	72	223	309.7
Total other income (expense)	$(164)	$(14,071)	$13,907
* Not meaningful

Interest Expense

Interest expense for the six months ended December 31, 2010 was $459, a decrease of $13,984, compared to $14,443 for the same period in 2009.  Interest expense during the six months ended December 31, 2009 includes $9,951 for the accretion of the discount on the Debentures and $3,690 recorded for the remaining unamortized discount on a Debenture that an investor converted to equity pursuant to the terms of the Debentures.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $21,334,666 through December 31, 2010, do not have positive cash flows from operating activities, and had negative working capital of $1,016,572 as of December 31, 2010.  We face all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth.  Additionally, we have expended a significant amount of cash in developing our technology and patented processes.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital.  If we are unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At December 31, 2010, we had cash and cash equivalents of $248,314. We have financed our operations primarily from funds received pursuant to the 2007 private placement equity offering completed on August 15, 2008, raising net proceeds of $2,065,864, funds received pursuant to the 2009 Offering (as further described below) completed on April 1, 2010, raising net proceeds of $1,219,108, and proceeds received from the exercise of stock options and warrants.

Net cash used in operating activities was $742,852 for the six months ended December 31, 2010, compared to net cash used in operating activities of $685,088 for the same period in 2009.  The increase of $57,764 in cash used in operating activities is mainly attributable to increases in fees paid to the Consultant (see “Selling Expense” above) and increases in amounts paid for general and administrative expenses, specifically travel and entertainment, legal fees, and shareholder relations (see “General and Administrative Expense” above).

Net cash provided by investing activities was $0 for the six months ended December 31, 2010, compared to net cash used in investing activities of $13,645 for the same period in 2009.  We recorded a gain on sale of equipment of $300 during the six months ended December 31, 2009 as a result of proceeds received from the sale of a truck that was previously being utilized on the North Slope of Alaska.  Additionally, during the six months ended December 31, 2009, we purchased contract related equipment of $13,945 for use in the testing of our EMW-C technology and for use in the field during pipeline inspections.

Net cash provided by financing activities was $614,039 for the six months ended December 31, 2010 compared to net cash provided by financing activities of $650,529 for the same period in 2009.   During the six months ended December 31, 2010, we received proceeds of $614,039 from the exercise of warrants.  During the six months ended December 31, 2009, we raised net proceeds of $650,529 pursuant to the terms of the 2009 Offering.

Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of our employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until we have sufficient resources to pay the amounts owed or to exchange such amounts into options as described below.  At December 31, 2010, we have accrued $1,189,679 related to the deferred payment of salaries and professional fees of which $853,029 is included under deferred wages and $336,650 in accrued professional fees.  At June 30, 2010, we have accrued $1,146,761 related to the deferred payment of salaries and professional fees of which $840,111 is included under deferred wages and $306,650 in accrued professional fees.  On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”).  Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of our common stock, at an exercise price of $1.00 per share for a term of five years.   Of the total $1,189,679 and $1,146,761 deferred salaries and accrued professional fees at December 31, 2010 and June 30, 2010, respectively, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above.  No conversions have occurred to date.  At March 18, 2002, there was no intrinsic value associated with these Conversion Rights.  As such, no additional compensation cost was recorded.

2009 Private Placement Equity Offering

On April 2, 2009, we entered into a private placement offering (the “2009 Offering”) of 1,500,000 shares of our common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000.  On January 29, 2010, the Board determined that it was in our best interests to extend the termination date of the 2009 Offering and voted to extend the expiration date to April 1, 2010.

During the three and six months ended December 31, 2009, we raised gross proceeds of $393,008 and $722,810 under the terms of the 2009 Offering.  Accordingly, we issued 436,673 and 803,118 shares of our common stock pursuant to the terms of the 2009 Offering.

We engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering.  Pursuant to the terms of the agreements with the brokerage firms, we owe the brokerage firms a ten percent cash commission on all funds that the brokerage firm helps raise.  Accordingly, during the three and six months ended December 31, 2009, we incurred total fees payable to the brokerage firms of $39,301 and $72,281.

The 2009 Offering was closed on April 1, 2010.  As of the closing date, we had raised gross proceeds of $1,349,564 and issued 1,499,502 shares of common stock pursuant to the terms of the 2009 Offering.

2010 Private Placement Equity Offering

On December 21, 2010, we entered into a private placement offering (the “2010 Offering”) of 2,000,000 shares of our common stock at $1.00 per share to accredited investors for a total offering price of $2,000,000.  The 2010 Offering will terminate on February 21, 2011, provided that we may extend the termination date for a reasonable period thereafter.

We did not receive any proceeds pursuant to the 2010 Offering during the quarter ended December 31, 2010.  Subsequent to December 31, 2010, we have received gross proceeds of $120,000 and issued 120,000 shares of our common stock pursuant to the terms of the 2010 Offering.

We engaged two brokerage firms to help in the fund raising efforts of the 2010 Offering.  Pursuant to the terms of the agreements with the brokerage firms, we owe the brokerage firms a ten percent cash commission on all funds that the brokerage firms help raise.  Accordingly, subsequent to December 31, 2010, we incurred total fees payable to the brokerage firms of $12,000.

Other Contractual Obligations

Our other contractual obligations consist of commitments under operating leases and repayment of a loan payable to a stockholder.

As of December 31, 2010, we have an outstanding loan payable to a stockholder with a principal amount of $7,500.  The terms of the stockholder note are described under “Note 7.  Note Payable to Stockholder” in the notes to the financial statements contained in this Form 10-Q.

As of December 31, 2010, we have future minimum lease payments of approximately $14,900 under our operating leases which will be incurred through May 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued Accounting Pronouncements

See “Note 4. Summary of Significant Accounting Policies” to the financial statements in this Form 10-Q.

Item 4.     Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2010 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Set forth in the table below are the dates on which participants exercised warrants granted pursuant to the 2003 Offering and the number of shares of our common stock issued thereon during the quarter ended December 31, 2010.

Warrant Exercise Date	Number of Shares of Common Stock Issued

October 8, 2010	10,000
December 9, 2010	7,718
December 13, 2010	10,000
December 15, 2010	119,571
December 16, 2010	100,000
Total 247,289

We received proceeds of $185,467 as a result of the exercise of these warrants.

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

___________________
*  Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly  authorized.

Profile Technologies, Inc.
(Registrant)

February 10, 2011	By: /s/ Henry E. Gemino
Henry E. Gemino
Chief Executive Officer, Chief Financial Officer, Director