Form 10-Q
period 2011-03-31
PROFILE TECHNOLOGIES INC
filed 2011-05-09
CIK 1014653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 18,955,120 shares of common stock, par value $0.001, were outstanding as of May 5, 2011.

PROFILE TECHNOLOGIES, INC.
FORM 10-Q

For the Quarterly Period Ended March 31, 2011

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited).

PROFILE TECHNOLOGIES, INC.

BALANCE SHEETS
MARCH 31, 2011 AND JUNE 30, 2010
(Unaudited)

	March 31,	June 30,
	2011	2010
ASSETS

Current assets
Cash and cash equivalents	$152,313	$377,127
Accounts receivable	17,120	48,567
Inventory	8,438	2,075
Advances	28,000	3,000
Prepaid expenses and other current assets	19,840	5,496
Total current assets	225,711	436,265

Equipment, net of accumulated depreciation of $11,219 and $7,347	7,360	11,232
Other assets	9,604	9,604

Total assets	$242,675	$457,101

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$158,333	$184,267
Note payable to stockholder	7,500	7,500
Deferred wages	862,623	840,111
Accrued professional fees	344,280	306,650
Total current liabilities	1,372,736	1,338,528

Commitments and contingencies

Stockholders' deficit
Common stock, $0.001 par value: 40,000,000 shares authorized, 18,955,120 and 17,826,222 shares issued and outstanding at March 31, 2011 and June 30, 2010	18,955	17,826
Common stock issuable; none and 20,679 shares at March 31, 2011 and June 30, 2010	-	21
Additional paid-in capital	21,100,366	19,693,209
Accumulated deficit	(22,249,382)	(20,592,483)
Total stockholders' deficit	(1,130,061)	(881,427)

Total liabilities and stockholders' deficit	$242,675	$457,101

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Revenue	$-	$246	$40,647	$114,839
Cost of revenue	(1,162)	(7,453)	(51,729)	(120,836)
Gross margin	(1,162)	(7,207)	(11,082)	(5,997)

Operating expenses
Research and development	208,836	131,993	377,257	471,600
Selling	104,581	76,774	218,753	215,733
General and administrative	600,026	196,865	1,049,532	1,115,951
Total operating expenses	913,443	405,632	1,645,542	1,803,284

Loss from operations	(914,605)	(412,839)	(1,656,624)	(1,809,281)

Other income (expense)
Gain on sale of equipment	-	-	-	300
Interest expense	(199)	(238)	(658)	(14,681)
Interest income	88	200	383	272
Total other expense	(111)	(38)	(275)	(14,109)

Net loss	$(914,716)	$(412,877)	$(1,656,899)	$(1,823,390)

Net loss per share - basic and diluted	$(0.05)	$(0.02)	$(0.09)	$(0.11)

Weighted average shares outstanding used to calculate basic and diluted net loss per share	18,825,314	17,265,388	18,484,575	16,729,443

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND THE YEAR ENDED JUNE 30, 2010
(Unaudited)

					Additional		Total
	Common Stock		Common Stock Issuable		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at June 30, 2009	15,961,012	$15,961	68,618	$69	$17,474,622	$(18,450,171)	$(959,519)

Issuance of common stock previously reported as "issuable"	68,618	69	(68,618)	(69)	-	-	-
Issuance of common stock for services to consultants	623	-	679	1	1,806	-	1,807
Issuance of stock options for services to consultants	-	-	-	-	147,000	-	147,000
Issuance of stock options for services to employees and Board of Directors	-	-	-	-	589,300	-	589,300
Stock compensation amortization expense	-	-	-	-	55,251	-	55,251
Issuance of common stock related to the 2009 Offering	1,300,969	1,301	-	-	1,169,583	-	1,170,884
Common stock issuance costs related to the 2009 Offering	-	-	-	-	(112,588)	-	(112,588)
Issuance of common stock upon conversion of convertible debt to equity	70,000	70	-	-	34,930	-	35,000
Exercise of warrants	425,000	425	20,000	20	333,305	-	333,750
Net loss for the year ended June 30, 2010	-	-	-	-	-	(2,142,312)	(2,142,312)

Balance at June 30, 2010	17,826,222	$17,826	20,679	$21	$19,693,209	$(20,592,483)	$(881,427)

Issuance of common stock previously reported as "issuable"	20,679	21	(20,679)	(21)	-	-	-
Issuance of common stock related to the 2010 Offering	135,000	135	-	-	134,865	-	135,000
Common stock issuance costs related to the 2010 Offering	-	-	-	-	(13,500)	-	(13,500)
Issuance of stock options for services to consultants	-	-	-	-	111,222	-	111,222
Issuance of stock options for services to employees and Board of Directors	-	-	-	-	428,941	-	428,941
Stock compensation amortization expense	-	-	-	-	16,688	-	16,688
Exercise of warrants	973,219	973	-	-	728,941	-	729,914
Net loss for the nine months ended March 31, 2011	-	-	-	-	-	(1,656,899)	(1,656,899)

Balance at March 31, 2011	18,955,120	$18,955	-	$-	$21,100,366	$(22,249,382)	$(1,130,061)

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	Nine Months Ended
	March 31,
	2011	2010

Cash flows from operating activities
Net loss	$(1,656,899)	$(1,823,390)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,872	3,674
Gain on sale of equipment	-	(300)
Accreted discount on convertible debt	-	9,951
Amortization of convertible debt discount included in interest expense	-	3,690
Equity issued for services to consultants	111,222	180,858
Equity issued for services to employees and board of directors	428,941	589,300
Stock compensation amortization expense	16,688	16,688
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	31,447	(30,255)
Increase in inventory	(6,363)	(1,659)
Increase in advances	(25,000)	-
Increase in prepaid expenses and other current assets	(14,344)	(251)
Decrease in other assets	-	3,455
Increase (decrease) in accounts payable	(25,934)	47,830
Increase in deferred wages	22,512	22,928
Increase in accrued professional fees	37,630	26,400
Decrease in accrued interest	-	(436)
Net cash used in operating activities	(1,076,228)	(951,517)

Cash flows from investing activities
Purchase of equipment		(13,945)
Proceeds from sale of equipment	-	300
Net cash used in investing activities	-	(13,645)

Cash flows from financing activities
Proceeds from issuance of common stock	135,000	1,170,884
Common stock issuance costs	(13,500)	(112,588)
Proceeds from exercise of warrants	729,914	172,500
Net cash provided by financing activities	851,414	1,230,796

Increase (decrease) in cash and cash equivalents	(224,814)	265,634

Cash and cash equivalents at beginning of period	377,127	270,906

Cash and cash equivalents at end of period	$152,313	$536,540

Supplemental disclosure of cash flow information:
Cash paid for interest	$658	$1,239
Convertible debt converted into 70,000 shares of common stock during the nine months ended March 31, 2010	$-	$35,000

(The accompanying notes are an integral part of these financial statements)

PROFILE TECHNOLOGIES, INC.

NOTES TO FINANCIAL STATEMENTS

March 31, 2011
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

Note 2.  Going Concern Uncertainties

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company has not generated positive cash flows from operations and has an accumulated deficit of $22,249,382 and negative working capital of $1,147,025 as of March 31, 2011.  The Company faces all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth.  Additionally, the Company has expended a significant amount of cash in developing its technology and patented processes.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management recognizes that in order to meet the Company’s capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary.  The Company is evaluating alternative sources of financing to improve its cash position and is undertaking efforts to raise capital.  If the Company is unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that the Company will be able to continue as a going concern.  These financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying financial statements.

Note 3.  Presentation of Interim Information

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments (of a normal recurring nature) considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ended June 30, 2011 or any other interim period.  For further information, refer to the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K for the year ended June 30, 2010 filed with the Securities and Exchange Commission.

Note 4.  Summary of Significant Accounting Policies

Estimates

The preparation of the Company’s financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.  These estimates and assumptions are affected by management’s application of accounting policies.   Critical accounting policies for the Company include service contract revenue and cost recognition, accounting for research and development costs, accounting for stock-based compensation, and advances. On an on-going basis, the Company evaluates its estimates.  Actual results and outcomes may differ materially from these estimates and assumptions.

Fair Value

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities.  The Company has no assets or liabilities valued with Level 1 inputs.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, inventory, advances, accounts payable, and note payable to stockholder approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

During the three months ended March 31, 2011 and 2010, the Company incurred $208,836 and $131,993 in research and development activities.  During the nine months ended March 31, 2011 and 2010, the Company incurred $377,257 and $471,600 in research and development activities.

Stock-based Compensation

The Company measures all employee stock-based compensation awards using a fair value method on the date of grant and recognizes such expense in its financial statements over the requisite service period.  The Company uses the Black-Scholes pricing model to determine the fair value of stock-based compensation awards on the date of grant.  The Black-Scholes pricing model requires management to make assumptions regarding the warrant and option lives, expected volatility, risk free interest rates, and forfeitures. See “Note 5. Stock Based Compensation, Stock Options, and Warrants” for additional information on the Company’s stock-based compensation plans.

Advances

From time to time, the Company makes advances for expenses incurred by employees. Advances are short-term in nature and applied against the expenses as incurred.

Vendor Concentration

Consultant Scientist Fees

The Company relies on the expertise of two consultant scientists to facilitate the development and testing of the Company’s hardware and software.  These scientists are also instrumental in compiling and assisting in interpreting the data captured during the use of the hardware and software. The loss of the specialized knowledge provided by the scientists could have an adverse effect on the ability of the Company to successfully market its hardware and software.  During the three months ended March 31, 2011 and 2010, the Company incurred fees for work performed by the scientists of $43,680 and $93,260. During the nine months ended March 31, 2011 and 2010, the Company incurred fees for work performed by the scientists of $144,044 and $223,865.

In addition to the cash fees incurred for work performed by the scientists, on February 24, 2011, the Company granted the scientists stock options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $1.10 per share, expiring February 23, 2016.  The 50,000 stock options had a fair value at the date of grant of $31,778, which is included in research and development expense in the Company’s Statements of Operations for the three and nine months ended March 31, 2011.

In addition to the cash fees incurred for work performed by the scientists, on November 19, 2009, the Company granted the scientists stock options to purchase an aggregate of 50,000 shares of common stock at an exercise price of $1.34 per share, expiring November 18, 2014.  The 50,000 stock options had a fair value at the date of grant of $42,000, which is included in research and development expense in the Company’s Statements of Operations for the nine months ended March 31, 2010.

At March 31, 2011 and June 30, 2010, the Company owed the consultant scientists a total of $71,055 and $81,417, respectively, which is included in accounts payable.

Recently Issued and Adopted Accounting Pronouncements

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

Note 5.  Stock Based Compensation, Stock Options, and Warrants

Stock Option Plans

1999 Stock Plan

On November 16, 1998, the stockholders of the Company (“Stockholders”) approved and adopted the 1999 Stock Plan which expired upon adoption of the 2008 Stock Plan (as defined and discussed below).  The 1999 Stock Plan originally provided for the granting of options to purchase a maximum of 500,000 shares of common stock with expiration dates of a maximum of five years from the date of grant.  In November 2006, the Board of Directors (the “Board”) amended, and the Stockholders approved, an increase in the maximum number of shares of common stock available for grant to 3,500,000 and an increase in the period of time for which stock options may be exercisable to ten years from the date of grant.

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

Below is a summary of the Company’s stock option activity for the nine months ended March 31, 2011:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	Of Stock	Exercise	Contractual	Intrinsic
	Options (1)	Price	Term	Value
Outstanding at June 30, 2010	4,725,000	$1.23
Grants	705,000	1.12
Expirations	(85,000)	1.12
Outstanding at March 31, 2011	5,345,000	$1.22	5.6 years	$90,900

Exercisable at March 31, 2011	5,320,000	$1.22	5.6 years	$90,900

Available for grant at March 31, 2011 (2)	1,445,000

(1)	Consists of stock options outstanding under the 1999 Stock Plan, 2008 Stock Plan, and stock options outstanding that were granted outside of the 1999 Stock Plan and the 2008 Stock Plan.

(2)	Shares available for future stock option grants to employees, officers, directors and consultants of the Company under the 2008 Stock Plan.

The aggregate intrinsic value of the table above represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of fiscal year 2011 and the exercise price, multiplied by the number of shares) that would have been received by the option holders had all option holders exercised their options on March 31, 2011.  The intrinsic value changes based on the fair market value of the Company’s common stock.

The following table sets forth the share-based compensation cost resulting from stock option grants, including those previously granted and vesting over time, which was recorded in the Company’s Statements of Operations for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Research and development	$138,793	$5,563	$149,918	$189,888
Selling	31,777	-	31,777	75,000
General and administrative	375,156	-	375,156	521,100
Total	$545,726	$5,563	$556,851	$785,988

As of March 31, 2011, the Company had $11,185 of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of 0.6 years.

Stock Option Grants on February 24, 2011

On February 24, 2011, the Board approved, and the Company granted, stock options to purchase an aggregate of 705,000 shares of the Company’s common stock pursuant to the 2008 Stock Plan to certain directors, officers, employees and consultants of the Company. The stock options have a grant date of February 24, 2011 and are fully vested upon grant.  The stock options granted to directors, officers, and a certain employee are exercisable until February 23, 2021.  The stock options granted to consultants and a certain employee are exercisable until February 23, 2016.  The exercise price of the stock options granted to affiliates owning or controlling more than ten percent of the Company’s common stock was $1.21, ten percent above the fair market value of the Company’s common stock on the date of grant.  The exercise price of the stock options granted to non-affiliates was $1.10, the fair market value of the Company’s common stock on the date of grant.  On February 24, 2011, the date of grant, the Company recognized $133,230 as research and development expense related to the fair value of 180,000 of the stock options, $375,156 as general and administrative expense related to the fair value of 475,000 of the stock options, and $31,777 as selling expense related to the fair value of 50,000 of the stock options. The fair value of the stock option grants that expire on February 23, 2021 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 99.6%, risk-free interest rate of 2.19%, expected lives of five years, and a 0% dividend yield.  The fair value of the stock option grants that expire on February 23, 2016 were estimated using the Black-Scholes option pricing model with the following weighted average assumptions: expected volatility of 100.1%, risk-free interest rate of 1.24%, expected lives of 2.5 years, and a 0% dividend yield.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
	Number of	Remaining	Average	Number of	Remaining	Average
	Options	Contractual	Exercise	Options	Contractual	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price
$ 0.86	435,000	5.6	$0.86	435,000	5.6	$0.86
0.95	140,000	5.6	0.95	140,000	5.6	0.95
1.05	150,000	0.7	1.05	137,500	0.7	1.05
1.10	555,000	8.1	1.10	555,000	8.1	1.10
1.12	200,000	4.7	1.12	200,000	4.7	1.12
1.13	50,000	1.9	1.13	37,500	1.9	1.13
1.16	1,600,000	3.9	1.16	1,600,000	3.9	1.16
1.20	350,000	5.1	1.20	350,000	5.1	1.20
1.21	300,000	7.3	1.21	300,000	7.3	1.21
1.26	35,000	7.7	1.26	35,000	7.7	1.26
1.30	50,000	3.2	1.30	50,000	3.2	1.30
1.32	200,000	6.6	1.32	200,000	6.6	1.32
1.34	590,000	6.9	1.34	590,000	6.9	1.34
1.47	150,000	8.6	1.47	150,000	8.6	1.47
1.50	15,000	6.5	1.50	15,000	6.5	1.50
1.70	390,000	6.2	1.70	390,000	6.2	1.70
1.87	135,000	7.6	1.87	135,000	7.6	1.87
$ 0.86 - $ 1.87	5,345,000	5.6	$1.22	5,320,000	5.6	$1.22

The Company does not repurchase shares to fulfill the requirements of options that are exercised. Further, the Company issues new shares when options are exercised.

Warrants

The Company has granted warrants to compensate key employees, consultants, and board members for past and future services and as incentives during placements of stock and convertible debt.

Below is a summary of the Company’s warrant activity for the nine months ended March 31, 2011:

		Weighted
	Number	Average
	Of Warrants	Exercise
	Outstanding	Price

Outstanding at June 30, 2010	7,666,028	$0.75
Exercises	(973,219)	0.75
Expirations	(3,637,781)	0.75
Outstanding at March 31,2011	3,055,028	$0.76

Exercisable at March 31, 2011	3,055,028	$0.76

The following table summarizes information about warrants outstanding, all of which were exercisable at March 31, 2011:

Exercise Prices	Number of Warrants Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
$ 0.60	439,600	0.4	$0.60
0.75	2,044,000	1.4	0.75
0.86	450,000	5.6	0.86
1.00	50,000	1.0	1.00
1.05	71,428	1.1	1.05
$ 0.60- $1.05	3,055,028	1.8	$0.75

Cash received from warrants exercised during the nine months ended March 31, 2011 and 2010 was $729,914 and $172,500, respectively.

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

Excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2011, because their effect would be antidilutive, are stock options and warrants to acquire 8,400,028 shares of common stock with a weighted-average exercise price of $1.05 per share.

Excluded from the computation of diluted net loss per share for the three and nine months ended March 31, 2010, because their effect would be antidilutive, are stock options and warrants to acquire 12,856,028 shares of common stock with a weighted-average exercise price of $0.94 per share.

For all of the periods during the three and nine months ended March 31, 2011 and 2010, additional potential dilutive securities that were excluded from the diluted net loss per share computation are the exchange rights discussed in “Note 9. Deferred Wages and Accrued Professional Fees” that could result in options to acquire up to 223,000 shares of common stock with an exercise price of $1.00 per share at March 31, 2011 and 2010.

For purposes of earnings per share computations, shares of common stock that are issuable at the end of a reporting period are included as outstanding.

Following is the computation of basic and diluted net loss per share for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010

Numerator - net loss	$(914,716)	$(412,877)	$(1,656,899)	$(1,823,390)

Denominator - weighted average number of common shares outstanding	18,825,314	17,265,388	18,484,575	16,729,443

Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.09)	$(0.11)

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

During the three months ended March 31, 2010 no investors exercised their conversion right pursuant to the terms of the 2003 Offering.  During the nine months ended March 31, 2010, two investors exercised their conversion right and converted their Debentures in the aggregate principal amount $35,000, pursuant to the terms of the 2003 Offering.  Accordingly, the investors were issued 70,000 shares of common stock.  The carrying value of the convertible debt was reclassified as equity upon conversion.  Since the Debentures included a beneficial conversion feature at issuance the remaining unamortized discount of $3,690 at the conversion date was recognized as interest expense during the nine months ended March 31, 2010.

The Company recorded interest expense related to the accretion of the discount on the Debentures and amortization of the convertible debt discount as a result of the conversions discussed above of $0 and $13,641 for the three and nine months ended March 31, 2010.

As of June 30, 2010, all Debentures had been converted to equity.

Note 9.  Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of the Company’s employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until the Company has sufficient resources to pay the amounts owed or to exchange such amounts into options as described below.  At March 31, 2011, the Company has accrued $1,206,903 related to the deferred payment of salaries and professional fees of which $862,623 is included under deferred wages and $344,280 in accrued professional fees.  At June 30, 2010, the Company had accrued $1,146,761 related to the deferred payment of salaries and professional fees of which $840,111 is included under deferred wages and $306,650 in accrued professional fees.  On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”).  Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of the Company’s common stock, at an exercise price of $1.00 per share for a term of five years.   Of the total $1,206,903 and $1,146,761 deferred salaries and accrued professional fees at March 31, 2011 and June 30, 2010, respectively, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above.  No conversions have occurred to date.  At March 18, 2002, there was no intrinsic value associated with these Conversion Rights.  As such, no additional compensation cost was recorded.

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

During the three and nine months ended March 31, 2010, the Company raised gross proceeds of $448,074 and $1,170,884 pursuant to the terms of the 2009 Offering.  Accordingly, the Company issued 497,851 and 1,300,969 shares of common stock during the three and nine months ended March 31, 2010, respectively, pursuant to the terms of the 2009 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2009 Offering.  Pursuant to the terms of the agreements with the brokerage firms, the Company owed the brokerage firms a ten percent cash commission on all funds that the brokerage firm helped raise.  Accordingly, during the three and nine months ended March 31, 2010, the Company incurred total fees payable to the brokerage firms of $40,307 and $112,588, respectively.

The 2009 Offering was closed on April 1, 2010.  As of the closing date, the Company had raised gross proceeds of $1,349,564 and issued 1,499,502 shares of common stock pursuant to the terms of the 2009 Offering.

Note 11.  2010 Private Placement Equity Offering

On December 21, 2010, the Company entered into a private placement offering (the “2010 Offering”) of 2,000,000 shares of its common stock at $1.00 per share to accredited investors for a total offering price of $2,000,000.  The 2010 Offering terminated on April 15, 2011.

During both of the three and nine month periods ended March 31, 2011 and as of the termination date of the 2010 Offering, the Company received gross proceeds of $135,000 and issued 135,000 shares of its common stock pursuant to the terms of the 2010 Offering.

The Company engaged two brokerage firms to help in the fund raising efforts of the 2010 Offering.  Pursuant to the terms of the agreements with the brokerage firms, the Company owed the brokerage firms a ten percent cash commission on all funds that the brokerage firms help raise.  Accordingly, during both of the three and nine month periods ended March 31, 2011, the Company incurred total fees payable to the brokerage firms of $13,500.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Report on Form 10-Q contains forward-looking statements which involve assumptions and describe our future plans, strategies, and expectations, and are generally identifiable by use of words such as “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project,” or the negative of these words or other variations on these words or comparable terminology. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished.

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

Overview

The following discussion and analysis of our financial condition and results of operations (“MD&A”) should be read in conjunction with our financial statements and the accompanying notes to the financial statements included in this Form 10-Q.

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

Results of Operations

Three and Nine Month Periods Ended March 31, 2011 and 2010

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

Revenue for the three months ended March 31, 2011 and 2010 was $0 and $246, respectively.  Revenue for the nine months ended March 31, 2011 and 2010 was $40,647 and $114,839, respectively.  There is a direct correlation between the number of pipelines for which inspection is completed and the amount of revenue recognized.

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

Cost of revenue for the three months ended March 31, 2011 and 2010 was $1,162 and $7,453, respectively. During both of the three month periods ended March 31, 2011 and 2010, there was little to no revenue to offset the costs to mobilize and demobilize field crews for future inspections and amortization of equipment utilized for pipeline inspections.

Cost of revenue for the nine months ended March 31, 2011 and 2010 was $51,729 and $120,836, respectively, resulting in negative gross margins of 27.3% and 5.2%, respectively.  Fluctuations in gross margin are caused by the unique requirements of each inspection, including location of each pipeline inspection site and time and resources required to prepare the field crews for the inspection, in addition to the cost of mobilizing and demobilizing field crews and equipment to the inspection site.

Operating Expenses

Below is a summary of our operating expense for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,		Increase /
	2011	2010	(Decrease)

Operating expenses
Research and development	$208,836	$131,993	$76,843
Selling	104,581	76,774	27,807
General and administrative	600,026	196,865	403,161
Total operating expenses	$913,443	$405,632	$507,811

	Nine Months Ended March 31,		Increase /
	2011	2010	(Decrease)

Operating expenses
Research and development	$377,257	$471,600	$(94,343)
Selling	218,753	215,733	3,020
General and administrative	1,049,532	1,115,951	(66,419)
Total operating expenses	$1,645,542	$1,803,284	$(157,742)

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

The increase in research and development expense for the three months ended March 31, 2011 compared to the same period in 2010 is substantially attributable to stock options granted to our consulting scientists and two employees on February 24, 2011, to purchase an aggregate of 180,000 shares of our common stock at an exercise price of $1.10 per share.  The aggregate fair value of these options on the date of grant was $133,230.  Offsetting this increase is a decrease of approximately $46,900 for fees paid to the consulting scientists for research and development related activities.

The decrease in research and development expense for the nine months ended March 31, 2011 compared to the same period in 2010 is partially due to a decrease of approximately $45,400 for fees paid to the consulting scientists for research and development related activities and a decrease of $39,970 in the aggregate fair value of stock options granted on February 24, 2011 compared to the fair value of stock options granted on November 19, 2009.   We granted stock options to purchase an aggregate of 180,000 shares of our common stock to the same two employees and consulting scientists and at the same levels on each of February 24, 2011 and November 19, 2009.  The aggregate fair value of the stock options granted on February 24, 2011 and November 19, 2009 were $133,230 and $173,200, respectively.  The decrease in the fair value is substantially the result of the decline in the fair value of our common stock from November 19, 2009 to February 24, 2011, from $1.34 per share to $1.10 per share, respectively.  Terms of the stock options were otherwise the same for stock options granted on both dates.

Selling Expense

Selling expense is primarily comprised of salary and benefit expense for employees who spend time meeting with prospective customers, costs that we incur to provide field demonstrations to prospective customers, including costs incurred by our consulting scientists and other third party consultants, and costs incurred to attend conferences and trade shows.

Selling expense increased $27,807 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 substantially due to a stock option granted to an independent consultant (the “Consultant”). We retained the services of the Consultant to assist us in seeking new customer opportunities, managing existing customer relationships, and publicizing our EMW inspection technologies.  On February 24, 2011, we granted the Consultant a stock option to purchase 50,000 shares of our common stock at an exercise price of $1.10 per share.  The aggregate fair value of this stock option on the date of grant was $31,777.  Offsetting this increase was a decrease of approximately $4,000 for fees paid to the consulting scientists for selling related activities and a decrease of approximately $4,800 in travel related expenses.

Selling expense increased $3,020 for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010, partially due to an increase in services rendered by the Consultant and an increase in the percentage of time that employees spent on selling activities, resulting in increases in expense of approximately $17,100 and $7,800, respectively. As a result of a direct marketing approach that we enacted last year, we continue to utilize the aid of the Consultant to target specific new and existing customers in an effort to further develop sales leads and to secure additional inspection contracts.  Several meetings were held at various customer offices and conferences across the country during the nine months ended March 31, 2011.  As a result of these meetings, our travel related expenses increased approximately $22,700 during the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.  Offsetting these increases is a decrease in selling expense due to a reduction in stock-based compensation of $43,223 for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010.  On each of February 24, 2011 and November 19, 2009, we granted a stock option to the Consultant to purchase 50,000 shares of our common stock at exercise prices of $1.10 per share and $1.34 per share, respectively.  The fair value on the date of grant of each of the stock options granted on February 24, 2011 and November 19, 2009 were $31,777 and $42,000, respectively.  The decrease in the fair value is substantially the result of the decline in the fair value of our common stock from November 19, 2009 to February 24, 2011, from $1.34 per share to $1.10 per share, respectively.  Terms of the stock options were otherwise the same for the stock option granted on both dates.  Additionally, on June 23, 2009, we granted the Consultant a stock option to purchase 50,000 shares of our common stock at an exercise price of $1.30 per share, subject to certain vesting provisions, which had a grant date fair value of $44,000. During the nine months ended March 31, 2010, we recorded $33,000 for the amortization of the fair value of this stock option.

General and Administrative

General and administrative expense consists of costs incurred for professional fees, wages and benefits for the executive team, travel and entertainment, patent filing and maintenance fees, shareholder relations, rent, and other administrative fees such as office supplies, postage and printing costs.

General and administrative expense increased $403,161 for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 substantially as a result of stock options granted to directors, executives, employees, and consultants.   On February 24, 2011, we granted stock options to purchase an aggregate of 475,000 shares of our common stock. The exercise price of the stock options granted to affiliates owning or controlling more than ten percent of our common stock was $1.21, ten percent above the fair market value of our common stock on the date of grant.  The exercise price of the stock options granted to non-affiliates was $1.10, the fair market value of our common stock on the date of grant.  On February 24, 2011, the date of grant, we recognized $375,156 as general and administrative expense related to the fair value of the 475,000 stock options.  Also contributing to the increase in general and administrative expense is an increase in legal fees of approximately $28,300 as a result of costs incurred related to the exercise of warrants and the change in SEC legal counsel during the fourth quarter of fiscal year 2010. The change in SEC legal counsel was not the result of any disagreement between management and our former law firm, rather, the managing partner on our account transferred to another law firm and we determined that it was in our best interest to continue that relationship. We also incurred additional legal fees, including those in connection with the review and preparation of our Private Placement Memorandum dated December 21, 2010 (“2010 Offering”). Please refer to “2010 Private Placement Equity Offering” below.

General and administrative expense decreased $66,419 for the nine months ended March 31, 2011 compared to the nine months ended March 31, 2010 partially due to a decrease of $145,944 in the aggregate fair value of stock options granted on February 24, 2011 compared to the fair value of stock options granted on November 19, 2009.   On February 24, 2011 and November 19, 2009, we granted stock options to purchase an aggregate of 475,000 and 510,000 shares of our common stock, respectively, to directors, executives, employees, and consultants.  The aggregate fair value of the stock options granted on February 24, 2011 and November 19, 2009 were $375,156 and $521,100, respectively.  The decrease in the fair value is substantially the result of the decline in the fair value of our common stock from November 19, 2009 to February 24, 2011, from $1.34 per share to $1.10 per share, respectively.  Terms of the stock options were otherwise the same for stock options granted on both dates.

Also contributing to the decrease in general and administrative expense for the nine months ended March 31, 2011 compared to the same period in 2010 was a decrease in patent filing and maintenance fees of approximately $26,800.  Offsetting these decreases in general and administrative expense are increases in legal fees of approximately $70,600 and shareholder relations expense of approximately $19,200.  Legal fees increased as a result of the change in our SEC legal counsel and additional costs incurred pursuant to our 2010 Offering as previously discussed.  Shareholder relations expense increased substantially as a result of fees incurred with regard to the exercise of certain warrants issued in connection with the 2003 Offering and a private placement offering we completed in 2005 (the “Warrants”).  In March 2010, we entered into an agreement with a brokerage firm, whereby the brokerage firm receives 5% of the total value of each investor’s conversion of Warrants exercised as a direct result of the brokerage firm’s contact with such investor.  During the nine months ended March 31, 2011, we received proceeds of $729,914 from the exercise of warrants, of which $578,000 was subject to the aforementioned agreement with the brokerage firm resulting in $28,900 paid to such firm. During the nine months ended March 31, 2010, we received proceeds of $172,500 from the exercise of warrants, of which $150,000 was subject to the aforementioned agreement with the brokerage firm resulting in $7,500 paid to such firm.

Other Income (Expense)

Below is a summary of our other income (expense) for the three and nine months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	Change

Other income (expense)
Interest expense	$(199)	$(238)	$39
Interest income	88	200	(112)
Total other income (expense)	$(111)	$(38)	$(73)

	Nine Months Ended
	March 31,
	2011	2010	Change

Other income (expense)
Gain on sale of equipment	$-	$300	$(300)
Interest expense	(658)	(14,681)	14,023
Interest income	383	272	111
Total other income (expense)	$(275)	$(14,109)	$13,834

Interest Expense

Interest expense for the nine months ended March 31, 2011 includes $9,951 for the accretion of the discount on the Debentures and $3,690 recorded for the remaining unamortized discount on a Debenture that an investor converted to equity pursuant to the terms of the Debentures.

Liquidity and Capital Resources

The accompanying financial statements have been prepared assuming we will continue as a going concern.  We have incurred cumulative losses of $22,249,382 through March 31, 2011, do not have positive cash flows from operating activities, and had negative working capital of $1,147,025 as of March 31, 2011.  We face all of the risks common to companies that are actively marketing to customers utilizing a relatively new technology, including under capitalization and uncertainty of funding sources, high expenditure levels, uncertain revenue streams, and difficulties managing growth.  Additionally, we have expended a significant amount of cash in developing our technology and patented processes.  These conditions raise substantial doubt about our ability to continue as a going concern.  Management recognizes that in order to meet our capital requirements, and continue to operate, additional financing, including seeking industry-partner investment through joint ventures or other possible arrangements, will be necessary.  We are evaluating alternative sources of financing to improve our cash position and are undertaking efforts to raise capital.  If we are unable to raise additional capital or secure revenue contracts and generate positive cash flow, it is unlikely that we will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our principal source of liquidity is cash in the bank.  At March 31, 2011, we had cash and cash equivalents of $152,313. We have financed our operations primarily from funds received pursuant to the 2007 private placement equity offering completed on August 15, 2008, raising net proceeds of $2,065,864, funds received pursuant to the 2009 Offering (as further described below) completed on April 1, 2010, raising net proceeds of $1,219,108, funds received pursuant to the 2010 Offering (as further described below) completed on April 15, 2011, raising net proceeds of $135,000, and proceeds received from the exercise of stock options and warrants.

Net cash used in operating activities was $1,076,228 for the nine months ended March 31, 2011, compared to net cash used in operating activities of $951,517 for the same period in 2010.  The increase of $124,711 in cash used in operating activities is mainly attributable to increases in fees paid to the Consultant (see “Selling Expense” above) and increases in amounts paid for general and administrative expenses, specifically legal fees and shareholder relations (see “General and Administrative Expense” above). Offsetting these increases was a decrease in patent filing and maintenance fees (see “General and Administrative Expense” above).

Net cash provided by investing activities was $0 for the nine months ended March 31, 2011, compared to net cash used in investing activities of $13,645 for the same period in 2010.  During the nine months ended March 31, 2010, we purchased contract related equipment of $13,945 for use in the testing of our EMW-C technology and for use in the field during pipeline inspections.

Net cash provided by financing activities was $851,414 for the nine months ended March 31, 2011 compared to net cash provided by financing activities of $1,230,796 for the same period in 2010.   During the nine months ended March 31, 2011, we received proceeds of $729,914 from the exercise of warrants and net proceeds of $121,500 pursuant to the terms of the 2010 Offering.  During the nine months ended March 31, 2010, we raised net proceeds of $1,058,296 pursuant to the terms of the 2009 Offering and received proceeds of $172,500 from the exercise of warrants.

Deferred Wages and Accrued Professional Fees

To reduce cash outflows, certain of our employees, officers, consultants, and directors have agreed to defer a portion of their salaries and professional fees until we have sufficient resources to pay the amounts owed or to exchange such amounts into options as described below.  At March 31, 2011, we have accrued $1,206,903 related to the deferred payment of salaries and professional fees of which $862,623 is included under deferred wages and $344,280 in accrued professional fees.  At June 30, 2010, we have accrued $1,146,761 related to the deferred payment of salaries and professional fees of which $840,111 is included under deferred wages and $306,650 in accrued professional fees.  On March 18, 2002, the Board approved a conversion right on all deferred wages and accrued professional fees deferred as of March 18, 2002 (the “Conversion Right”).  Pursuant to the Conversion Right, employees, officers, consultants, and directors may elect to convert $1.00 of fees owed to them as of March 18, 2002 for an option to purchase two shares of our common stock, at an exercise price of $1.00 per share for a term of five years.   Of the total $1,206,903 and $1,146,761 deferred salaries and accrued professional fees at March 31, 2011 and June 30, 2010, respectively, the amount subject to the Conversion Right is $111,500, resulting in the potential issuance of 223,000 options under the terms mentioned above.  No conversions have occurred to date.  At March 18, 2002, there was no intrinsic value associated with these Conversion Rights.  As such, no additional compensation cost was recorded.

2009 Private Placement Equity Offering

On April 2, 2009, we entered into a private placement offering (the “2009 Offering”) of 1,500,000 shares of our common stock at $0.90 per share to accredited investors for a total offering price of $1,350,000.  The 2009 Offering terminated on April 1, 2010.

During the three and nine months ended March 31, 2010, we raised gross proceeds of $448,074 and $1,170,884, respectively, and issued 497,851 and 1,300,969 shares, respectively, of our common stock pursuant to the terms of the 2009 Offering.

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

As of the termination date of the 2009 Offering, we had raised gross proceeds of $1,349,564 and issued 1,499,502 shares of common stock pursuant to the terms of the 2009 Offering.

2010 Private Placement Equity Offering

On December 21, 2010, we entered into a private placement offering (the “2010 Offering”) of 2,000,000 shares of our common stock at $1.00 per share to accredited investors for a total offering price of $2,000,000.  The 2010 Offering terminated on April 15, 2011.

During both of the three and nine month periods ended March 31, 2011 and as of the termination date of the 2010 Offering, we received gross proceeds of $135,000 and issued 135,000 shares of our common stock pursuant to the terms of the 2010 Offering.

We engaged two brokerage firms to help in the fund raising efforts of the 2010 Offering.  Pursuant to the terms of the agreements with the brokerage firms, we owed the brokerage firms a ten percent cash commission on all funds that the brokerage firms help raise.  Accordingly, during both of the three and nine month periods ended March 31, 2011, we incurred total fees payable to the brokerage firms of $13,500.

Other Contractual Obligations

Our other contractual obligations consist of commitments under operating leases and repayment of a loan payable to a stockholder.

As of March 31, 2011, we have an outstanding loan payable to a stockholder with a principal amount of $7,500.  The terms of the stockholder note are described under “Note 7.  Note Payable to Stockholder” in the notes to the financial statements contained in this Form 10-Q.

As of March 31, 2011, we have future minimum lease payments of approximately $5,200 under our operating leases which will be incurred through May 31, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recently Issued and Adopted Accounting Pronouncements

We review new accounting standards as issued. Although some of these accounting standards issued or effective after the end of our previous fiscal year may be applicable to us, we have not identified any standards that we believe merit further discussion. We believe that none of the new standards will have a significant impact on our financial statements.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our interim principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our interim principal financial officer concluded that as of March 31, 2011 that our disclosure controls and procedures were effective such that the information required to be disclosed in our United States Securities and Exchange Commission (the “SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and our interim principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On March 25, 2011, the Company was named as a nominal defendant in a purported derivative lawsuit filed by stockholder John DeWees on behalf of the Company in the New York Supreme Court, County of Nassau (Index No. 600153/2011), against our directors and executive officers and our registered broker. Among other things, the suit alleges various breaches of fiduciary and other duties, and seeks recovery of unspecified damages and other relief.  We believe the lawsuit is without merit and are vigorously defending against it. We currently anticipate responding to the complaint on or about May 20, 2011 although this date is subject to change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Warrant Exercises

Set forth in the table below are the dates on which holders of warrants exercised their warrants, which were issued in a private offering in 2005 at an exercise price of $0.75 per share, and the number of shares of our common stock issued thereon during the quarter ended March 31, 2011.

Number of Shares
of Common Stock
Warrant Exercise Date	Issued

January 10, 2011	45,000
February 3, 2011	10,000
March 7, 2011	89,500
March 22, 2011	10,000
Total	154,500

We received gross proceeds of $115,875 as a result of the exercise of these warrants.

The issuance of the common stock pursuant to the above transactions is exempt from registration pursuant to Section 4(2) of the Securities Act, and the stock certificates contained an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or an exemption therefrom.

Item 3.  Defaults Upon Senior Securities

None.

Item 5. Other Information

(a)  On May 5, 2011, our Board of Directors (the “Board”) named Murphy Evans as its interim principal financial officer.  Mr. Evans remains the Chairman of the Board and his compensation arrangement with the Company did not change.

(b)  As previously reported on our Current Report on Form 8-K filed on March 23, 2011, our Board approved and adopted on March 22, 2011, our Amended and Restated By-Laws (the “Amended By-Laws”) which amended the By-Laws that were in effect prior to the amendments.  The Amended By-Laws added new sections to require advance notice of stockholder nominations for directors.  These new articles provide for the following:

▪
providing mandatory deadlines for stockholders to make proposals of business and nominations of directors at special or annual meetings of stockholders, generally between ninety (90) and one hundred twenty (120) days before a special meeting, and ninety (90) days nor more than one hundred twenty (120) days prior to the one-year anniversary of the preceding year’s annual meeting;

▪
including a requirement that director nominees complete a questionnaire, designed to elicit information such as his or her qualifications, conflicts of interests and independence, including a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among the nominating stockholders, on the one hand, and each proposed nominee, his or her respective affiliates and associates and any other persons with whom such proposed nominee (or any of his or her respective affiliates and associates) is Acting in Concert (as defined therein);

▪
requiring director nominees to sign an agreement that they will not join in undisclosed voting agreements, that they will not enter into undisclosed indemnification or compensation agreements, and that they will comply with all Company policies and guidelines applicable to directors;

▪	requiring nominating stockholders to disclose not only their beneficial ownership position but also any derivative positions;

▪
requiring each stockholder making nominating directors to include any person with whom the proposing stockholder or beneficial owner is Acting in Concert and require proponent stockholders to disclose any such persons; and

▪	requiring stockholders to update and supplement such notice prior to the initial submission and the date of the stockholder meeting.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement filed with the Commission on October 28, 2002).

Exhibit 3.3	Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on October 6, 2006).

Exhibit 3.4	Amendment to Certificate of Incorporation (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement filed with the Commission on October 20, 2008).

Exhibit 3.5	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 3.6	Amended and Restated Bylaws of Profile Technologies, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Commission on March 23, 2011).

Exhibit 10.1	Royalty Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 10.2	Assignment of Patent Rights (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form SB-2 filed with the Commission on May 10, 1996).

Exhibit 10.3	1999 Stock Option Plan (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-KSB filed with the Commission on October 12, 2004).
.
Exhibit 10.4	First Amendment to the 1999 Stock Option Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Commission on October 6, 2006).

Exhibit 10.5	2008 Stock Ownership Incentive Plan. (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement filed with the Commission on October 20, 2008).

Exhibit 10.6	Form of Option Award Agreement under the 2008 Stock Ownership Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Commission on February 25, 2011).

Exhibit 10.7
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

Exhibit 31.1	Certification of Principal Executive Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 31.2	Certification of Principal Financial Officer Pursuant to Rule 13(a)-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.1	Certification of Principal Executive Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 . *

Exhibit 32.2	Certification of Principal Financial Officer Pursuant to 18 USC. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 . *

*Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly  authorized.

Profile Technologies, Inc.
(Registrant)

May 9, 2011	By:	/s/ Henry E. Gemino
Henry E. Gemino
Chief Executive Officer

May 9, 2011	By:	/s/ Murphy Evans
Murphy Evans
Interim Principal Financial Officer